Form 10-Q
period 2019-06-30
ATMOS ENERGY CORP
filed 2019-08-07
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 1-10042
Atmos Energy Corporation
(Exact name of registrant as specified in its charter)

Texas	and	Virginia	75-1743247
(State or other jurisdiction of incorporation or organization)			(IRS employer identification no.)

1800 Three Lincoln Centre
5430 LBJ Freeway
Dallas	Texas		75240
(Address of principal executive offices)			(Zip code)
(972) 934-9227
(Registrant’s telephone number, including area code)

Title of each class		Trading Symbol	Name of each exchange on which registered
Common stock	No Par Value	ATO	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2019.

Class		Shares Outstanding
Common stock	No Par Value	118,200,689

GLOSSARY OF KEY TERMS

Adjusted diluted net income per share	Non-GAAP measure defined as diluted net income per share before the one-time, non-cash income tax benefit
Adjusted net income	Non-GAAP measure defined as net income before the one-time, non-cash income tax benefit
AEC	Atmos Energy Corporation
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
Contribution Margin	Non-GAAP measure defined as operating revenues less purchased gas cost
DARR	Dallas Annual Rate Review
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NTSB	National Transportation Safety Board
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SIR	System Integrity Rider
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	September 30, 2018
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$13,687,833	$12,567,373
Less accumulated depreciation and amortization	2,347,237	2,196,226
Net property, plant and equipment	11,340,596	10,371,147
Current assets
Cash and cash equivalents	46,163	13,771
Accounts receivable, net	285,433	253,295
Gas stored underground	106,014	165,732
Other current assets	65,924	46,055
Total current assets	503,534	478,853
Goodwill	730,419	730,419
Deferred charges and other assets	306,549	294,018
	$12,881,098	$11,874,437
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: June 30, 2019 — 118,196,113 shares; September 30, 2018 — 111,273,683 shares	$591	$556
Additional paid-in capital	3,599,724	2,974,926
Accumulated other comprehensive loss	(115,663)	(83,647)
Retained earnings	2,157,344	1,878,116
Shareholders’ equity	5,641,996	4,769,951
Long-term debt	3,529,135	2,493,665
Total capitalization	9,171,131	7,263,616
Current liabilities
Accounts payable and accrued liabilities	206,500	217,283
Other current liabilities	494,932	547,068
Short-term debt	74,942	575,780
Current maturities of long-term debt	125,000	575,000
Total current liabilities	901,374	1,915,131
Deferred income taxes	1,280,307	1,154,067
Regulatory excess deferred taxes (See Note 13)	709,974	739,670
Regulatory cost of removal obligation	464,855	466,405
Pension and postretirement liabilities	177,602	177,520
Deferred credits and other liabilities	175,855	158,028
	$12,881,098	$11,874,437
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30
	2019	2018
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$444,944	$535,488
Pipeline and storage segment	149,198	127,633
Intersegment eliminations	(108,404)	(100,876)
Total operating revenues	485,738	562,245

Purchased gas cost
Distribution segment	139,518	230,887
Pipeline and storage segment	(96)	561
Intersegment eliminations	(108,096)	(100,562)
Total purchased gas cost	31,326	130,886

Operation and maintenance expense	164,545	143,748
Depreciation and amortization expense	97,700	90,671
Taxes, other than income	69,965	72,620
Operating income	122,202	124,320
Other non-operating income (expense)	1,645	(3,330)
Interest charges	19,592	23,349
Income before income taxes	104,255	97,641
Income tax expense	23,789	26,448
Net income	$80,466	$71,193
Basic net income per share	$0.68	$0.64
Diluted net income per share	$0.68	$0.64
Cash dividends per share	$0.525	$0.485
Basic weighted average shares outstanding	118,075	111,851
Diluted weighted average shares outstanding	118,430	111,851

Net income	$80,466	$71,193
Other comprehensive income, net of tax
Net unrealized holding gains on available-for-sale securities, net of tax of $27 and $92 (See Note 2)	94	310
Cash flow hedges:
Amortization and unrealized gain on interest rate agreements, net of tax of $312 and $2,460	1,053	8,320
Total other comprehensive income	1,147	8,630
Total comprehensive income	$81,613	$79,823
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended June 30
	2019	2018
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$2,341,668	$2,595,571
Pipeline and storage segment	419,318	375,051
Intersegment eliminations	(302,821)	(299,776)
Total operating revenues	2,458,165	2,670,846

Purchased gas cost
Distribution segment	1,147,598	1,421,698
Pipeline and storage segment	(544)	1,906
Intersegment eliminations	(301,887)	(298,841)
Total purchased gas cost	845,167	1,124,763

Operation and maintenance expense	452,572	431,952
Depreciation and amortization expense	290,537	268,426
Taxes, other than income	213,546	208,400
Operating income	656,343	637,305
Other non-operating expense	(1,846)	(8,054)
Interest charges	74,390	82,162
Income before income taxes	580,107	547,089
Income tax expense (benefit)	127,107	(17,228)
Net income	$453,000	$564,317
Basic net income per share	$3.89	$5.09
Diluted net income per share	$3.88	$5.09
Cash dividends per share	$1.575	$1.455
Basic weighted average shares outstanding	116,485	110,707
Diluted weighted average shares outstanding	116,673	110,707

Net income	$453,000	$564,317
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $56 and $(246) (See Note 2)	191	(736)
Cash flow hedges:
Amortization and unrealized gain (loss) on interest rate agreements, net of tax of $(7,093) and $8,486	(23,997)	29,609
Total other comprehensive income (loss)	(23,806)	28,873
Total comprehensive income	$429,194	$593,190
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30
	2019	2018
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$453,000	$564,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	290,537	268,426
Deferred income taxes	120,220	139,852
One-time income tax benefit	—	(165,522)
Other	9,649	18,007
Net assets / liabilities from risk management activities	(1,976)	912
Net change in operating assets and liabilities	(62,502)	209,304
Net cash provided by operating activities	808,928	1,035,296
Cash Flows From Investing Activities
Capital expenditures	(1,199,199)	(1,088,472)
Proceeds from the sale of discontinued operations	4,000	3,000
Debt and equity securities activities, net	(4,041)	(7,857)
Other, net	3,839	6,105
Net cash used in investing activities	(1,195,401)	(1,087,224)
Cash Flows From Financing Activities
Net decrease in short-term debt	(500,838)	(202,968)
Net proceeds from equity offering	593,731	395,092
Issuance of common stock through stock purchase and employee retirement plans	14,128	15,850
Proceeds from issuance of long-term debt	1,045,221	—
Settlement of interest rate swaps	(90,141)	—
Repayment of long-term debt	(450,000)	—
Cash dividends paid	(181,982)	(160,007)
Debt issuance costs	(11,254)	—
Other	—	(1,518)
Net cash provided by financing activities	418,865	46,449
Net increase (decrease) in cash and cash equivalents	32,392	(5,479)
Cash and cash equivalents at beginning of period	13,771	26,409
Cash and cash equivalents at end of period	$46,163	$20,930

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at June 30, 2019, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis, aside from accounting policy changes noted below, as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Because of seasonal and other factors, the results of operations for the nine-month period ended June 30, 2019 are not indicative of our results of operations for the full 2019 fiscal year, which ends September 30, 2019.
No events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements.

Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
During the second quarter of fiscal 2019, we completed our annual goodwill impairment assessment. Based on the assessment performed, we determined that our goodwill was not impaired.
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

•
Classification and measurement of financial instruments - The new guidance requires that we recognize changes in the fair value of our equity securities formerly designated as available-for-sale in other non-operating income (expense) in our condensed consolidated statement of comprehensive income on a prospective basis from the date of adoption. However, we continue to classify cash flows from purchases and sales of equity securities within investing activities given the nature of these securities. Additionally, in accordance with the guidance, we reclassified a net $8.2 million unrealized gain related to these equity securities from accumulated other comprehensive income (AOCI) to retained earnings. The accounting for debt securities designated as available-for-sale did not change as a result of this new guidance. Accordingly, changes in the fair value of these securities will continue to be recorded as a component of AOCI.

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
The impact of this change on our financial position is not reasonably estimable at this time. We do not anticipate the adoption of this standard will have a material impact to our results of operations or cash flows. We continue to evaluate our adoption of certain practical expedients, however we currently anticipate adopting the following practical expedients:
•land easements under the provisions of ASU 2018-01, as described above,
•package of three practical expedients described in ASC 842-10-65-1 and
•transition method practical expedient provided in ASU 2018-11, as described above.
We are implementing a new lease accounting system, which we will utilize to capture, track and account for lease data. The new system will also aid in automating the compilation of disclosure information.
In June 2016, the FASB issued new guidance which will require credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. In contrast, current U.S. GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. The new guidance also introduces a new impairment recognition model for available-for-sale debt securities that will require credit losses for available-for-sale debt securities to be recorded through an allowance account. The new standard will be effective for us beginning on October 1, 2020; early adoption is permitted. We are currently evaluating the potential impact of this new guidance on our financial position, results of operations and cash flows.
In August 2018, the FASB issued new guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance removes the disclosure requirements for the amounts of gain/loss and prior service cost/credit amortization expected in the following year and the disclosure of the effect of a one-percentage-point change in the health care cost trend rate, among other changes. The guidance adds certain disclosures including the weighted average interest crediting rate for cash balance plans and a narrative description for the significant change in gains and losses as well as any other significant change in the plan obligations or assets. The new guidance is effective for us in the fiscal year beginning October 1, 2020 and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The adoption of this new guidance impacts only our disclosures. We intend to early adopt the guidance as of September 30, 2019.
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
Significant regulatory assets and liabilities as of June 30, 2019 and September 30, 2018 included the following:

	June 30, 2019	September 30, 2018
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$8,007	$6,496
Infrastructure mechanisms(1)	111,211	96,739
Deferred gas costs	7,227	1,927
Recoverable loss on reacquired debt	7,000	8,702
Deferred pipeline record collection costs	25,347	20,467
Rate case costs	1,413	2,741
Other	4,465	6,739
	$164,670	$143,811
Regulatory liabilities:
Regulatory excess deferred taxes(2)	$731,837	$744,895
Regulatory cost of service reserve(3)	6,079	22,508
Regulatory cost of removal obligation	526,403	522,175
Deferred gas costs	66,171	94,705
Asset retirement obligation	12,887	12,887
APT annual adjustment mechanism	63,130	35,228
Pension and postretirement benefit costs	80,330	69,113
Other	3,038	9,486
	$1,489,875	$1,510,997

(1)
Infrastructure mechanisms in Texas and Louisiana allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.

(2)
The TCJA resulted in the remeasurement of the net deferred tax liability included in our rate base. Of this amount, $21.9 million as of June 30, 2019 and $5.2 million as of September 30, 2018 is recorded in other current liabilities. The period and timing of the return of the excess deferred taxes is being determined by regulators in each of our jurisdictions. See Note 13 for further information.

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
Income statements and capital expenditures for the three and nine months ended June 30, 2019 and 2018 by segment are presented in the following tables:

	Three Months Ended June 30, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$444,287	$41,451	$—	$485,738
Intersegment revenues	657	107,747	(108,404)	—
Total operating revenues	444,944	149,198	(108,404)	485,738
Purchased gas cost	139,518	(96)	(108,096)	31,326
Operation and maintenance expense	123,998	40,855	(308)	164,545
Depreciation and amortization expense	70,611	27,089	—	97,700
Taxes, other than income	62,134	7,831	—	69,965
Operating income	48,683	73,519	—	122,202
Other non-operating income (expense)	3,005	(1,360)	—	1,645
Interest charges	10,597	8,995	—	19,592
Income before income taxes	41,091	63,164	—	104,255
Income tax expense	8,693	15,096	—	23,789
Net income	$32,398	$48,068	$—	$80,466
Capital expenditures	$316,825	$104,788	$—	$421,613

	Three Months Ended June 30, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$534,816	$27,429	$—	$562,245
Intersegment revenues	672	100,204	(100,876)	—
Total operating revenues	535,488	127,633	(100,876)	562,245
Purchased gas cost	230,887	561	(100,562)	130,886
Operation and maintenance expense	110,568	33,494	(314)	143,748
Depreciation and amortization expense	66,504	24,167	—	90,671
Taxes, other than income	64,420	8,200	—	72,620
Operating income	63,109	61,211	—	124,320
Other non-operating expense	(2,518)	(812)	—	(3,330)
Interest charges	13,315	10,034	—	23,349
Income before income taxes	47,276	50,365	—	97,641
Income tax expense	11,932	14,516	—	26,448
Net income	$35,344	$35,849	$—	$71,193
Capital expenditures	$284,209	$110,285	$—	$394,494

	Nine Months Ended June 30, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,339,660	$118,505	$—	$2,458,165
Intersegment revenues	2,008	300,813	(302,821)	—
Total operating revenues	2,341,668	419,318	(302,821)	2,458,165
Purchased gas cost	1,147,598	(544)	(301,887)	845,167
Operation and maintenance expense	347,386	106,120	(934)	452,572
Depreciation and amortization expense	210,224	80,313	—	290,537
Taxes, other than income	189,377	24,169	—	213,546
Operating income	447,083	209,260	—	656,343
Other non-operating income (expense)	1,791	(3,637)	—	(1,846)
Interest charges	44,703	29,687	—	74,390
Income before income taxes	404,171	175,936	—	580,107
Income tax expense	85,195	41,912	—	127,107
Net income	$318,976	$134,024	$—	$453,000
Capital expenditures	$912,640	$286,559	$—	$1,199,199

	Nine Months Ended June 30, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,593,578	$77,268	$—	$2,670,846
Intersegment revenues	1,993	297,783	(299,776)	—
Total operating revenues	2,595,571	375,051	(299,776)	2,670,846
Purchased gas cost	1,421,698	1,906	(298,841)	1,124,763
Operation and maintenance expense	343,860	89,027	(935)	431,952
Depreciation and amortization expense	197,587	70,839	—	268,426
Taxes, other than income	184,219	24,181	—	208,400
Operating income	448,207	189,098	—	637,305
Other non-operating expense	(5,961)	(2,093)	—	(8,054)
Interest charges	51,581	30,581	—	82,162
Income before income taxes	390,665	156,424	—	547,089
Income tax (benefit) expense	(39,021)	21,793	—	(17,228)
Net income	$429,686	$134,631	$—	$564,317
Capital expenditures	$749,693	$338,779	$—	$1,088,472

Balance sheet information at June 30, 2019 and September 30, 2018 by segment is presented in the following tables:

	June 30, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$8,404,238	$2,936,358	$—	$11,340,596
Total assets	$12,083,315	$3,174,516	$(2,376,733)	$12,881,098

	September 30, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$7,644,693	$2,726,454	$—	$10,371,147
Total assets	$11,109,128	$2,963,480	$(2,198,171)	$11,874,437

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic weighted average shares outstanding is calculated based upon the weighted average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 7, when the impact is dilutive. Basic and diluted earnings per share for the three and nine months ended June 30, 2019 and 2018 are calculated as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$80,466	$71,193	$453,000	$564,317
Less: Income allocated to participating securities	64	59	386	545
Income available to common shareholders	$80,402	$71,134	$452,614	$563,772
Basic weighted average shares outstanding	118,075	111,851	116,485	110,707
Net income per share — Basic	$0.68	$0.64	$3.89	$5.09
Diluted Earnings Per Share
Income available to common shareholders	$80,402	$71,134	$452,614	$563,772
Effect of dilutive shares	—	—	—	—
Income available to common shareholders	$80,402	$71,134	$452,614	$563,772
Basic weighted average shares outstanding	118,075	111,851	116,485	110,707
Dilutive shares	355	—	188	—
Diluted weighted average shares outstanding	118,430	111,851	116,673	110,707
Net income per share - Diluted	$0.68	$0.64	$3.88	$5.09

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

	Three Months Ended June 30, 2019		Nine Months Ended June 30, 2019
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$269,484	$—	$1,513,239	$—
Commercial	113,591	—	611,474	—
Industrial	25,277	—	95,701	—
Public authority and other	6,305	—	36,677	—
Total gas sales revenues	414,657	—	2,257,091	—
Transportation revenues	22,923	166,864	76,005	456,558
Miscellaneous revenues	6,125	2,407	20,439	6,862
Revenues from contracts with customers	443,705	169,271	2,353,535	463,420
Alternative revenue program revenues	748	(20,073)	(13,388)	(44,102)
Other revenues	491	—	1,521	—
Total operating revenues	$444,944	$149,198	$2,341,668	$419,318

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

6.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 5 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Other than as described below, there were no material changes in the terms of our debt instruments during the nine months ended June 30, 2019.
Long-term debt at June 30, 2019 and September 30, 2018 consisted of the following:

	June 30, 2019	September 30, 2018
	(In thousands)
Unsecured 8.50% Senior Notes, due March 2019	$—	$450,000
Unsecured 3.00% Senior Notes, due 2027	500,000	500,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due 2048	600,000	—
Unsecured 4.125% Senior Notes, due 2049	450,000	—
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Floating-rate term loan, due September 2019(1)	125,000	125,000
Total long-term debt	3,685,000	3,085,000
Less:
Original issue (premium) / discount on unsecured senior notes and debentures	225	(4,439)
Debt issuance cost	30,640	20,774
Current maturities	125,000	575,000
	$3,529,135	$2,493,665

(1)	Up to $200 million can be drawn under this term loan.
On March 4, 2019, we completed a public offering of $450 million of 4.125% senior notes due 2049. The effective interest rate of these notes is 4.86%, after giving effect to the offering costs and the settlement of the associated forward starting interest rate swaps. The net proceeds, after the underwriting discount and offering expenses, of $443.4 million, together with available cash, was used to repay at maturity our $450 million 8.50% unsecured senior notes due March 15, 2019 and the related settlement of our interest rate swaps.
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
Currently, our short-term borrowing requirements are satisfied through a combination of a $1.5 billion commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $1.5 billion of total working capital funding. The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility. On March 29, 2019, we executed our final one-year extension option which extended the maturity date from September 25, 2022 to September 25, 2023. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 1.25 percent, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At June 30, 2019 and September 30, 2018, a total of $74.9 million and $575.8 million was outstanding under our commercial paper program.
Additionally, we have a $25 million 364-day unsecured facility, which was renewed effective April 1, 2019 and expires March 31, 2020, and a $10 million 364-day unsecured revolving credit facility, which is used primarily to issue letters of credit. At June 30, 2019, there were no borrowings outstanding under either of these facilities; however, outstanding letters of credit reduced the total amount available to us under our $10 million facility to $4.4 million.
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At June 30, 2019, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 41 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of June 30, 2019. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

7.    Shareholders' Equity

The following tables present a reconciliation of changes in stockholders' equity for the three and nine months ended June 30, 2019 and 2018.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2018	111,273,683	$556	$2,974,926	$(83,647)	$1,878,116	$4,769,951
Net income	—	—	—	—	157,646	157,646
Other comprehensive loss	—	—	—	(22,258)	—	(22,258)
Cash dividends ($0.525 per share)	—	—	—	—	(58,722)	(58,722)
Cumulative effect of accounting change (See Note 2)	—	—	—	(8,210)	8,210	—
Common stock issued:
Public and other stock offerings	5,434,812	27	498,948	—	—	498,975
Stock-based compensation plans	184,464	1	2,602	—	—	2,603
Balance, December 31, 2018	116,892,959	584	3,476,476	(114,115)	1,985,250	5,348,195
Net income	—	—	—	—	214,888	214,888
Other comprehensive loss	—	—	—	(2,695)	—	(2,695)
Cash dividends ($0.525 per share)	—	—	—	—	(61,606)	(61,606)
Common stock issued:
Public and other stock offerings	61,006	1	5,453	—	—	5,454
Stock-based compensation plans	28,938	—	3,865	—	—	3,865
Balance, March 31, 2019	116,982,903	585	3,485,794	(116,810)	2,138,532	5,508,101
Net income	—	—	—	—	80,466	80,466
Other comprehensive income	—	—	—	1,147	—	1,147
Cash dividends ($0.525 per share)	—	—	—	—	(61,654)	(61,654)
Common stock issued:
Public and other stock offerings	1,127,244	5	103,425	—	—	103,430
Stock-based compensation plans	85,966	1	10,505	—	—	10,506
Balance, June 30, 2019	118,196,113	$591	$3,599,724	$(115,663)	$2,157,344	$5,641,996

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2017	106,104,634	$531	$2,536,365	$(105,254)	$1,467,024	$3,898,666
Net income	—	—	—	—	314,132	314,132
Other comprehensive loss	—	—	—	(1,062)	—	(1,062)
Cash dividends ($0.485 per share)	—	—	—	—	(51,837)	(51,837)
Common stock issued:
Public and other stock offerings	4,621,518	22	400,737	—	—	400,759
Stock-based compensation plans	235,960	2	2,960	—	—	2,962
Balance, December 31, 2017	110,962,112	555	2,940,062	(106,316)	1,729,319	4,563,620
Net income	—	—	—	—	178,992	178,992
Other comprehensive income	—	—	—	21,305	—	21,305
Cash dividends ($0.485 per share)	—	—	—	—	(54,054)	(54,054)
Common stock issued:
Public and other stock offerings	76,776	—	6,235	—	—	6,235
Stock-based compensation plans	21,440	—	5,248	—	—	5,248
Balance, March 31, 2018	111,060,328	555	2,951,545	(85,011)	1,854,257	4,721,346
Net income	—	—	—	—	71,193	71,193
Other comprehensive income	—	—	—	8,630	—	8,630
Cash dividends ($0.485 per share)	—	—	—	—	(54,116)	(54,116)
Common stock issued:
Public and other stock offerings	45,307	1	3,947	—	—	3,948
Stock-based compensation plans	89,813	—	8,551	—	—	8,551
Balance, June 30, 2018	111,195,448	$556	$2,964,043	$(76,381)	$1,871,334	$4,759,552

Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
On November 13, 2018, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $3.0 billion in common stock and/or debt securities, which expires November 13, 2021. This registration statement replaced our previous registration statement that was effectively exhausted in October 2018. At June 30, 2019, approximately $1.3 billion of securities remained available for issuance under the shelf registration statement.
On November 19, 2018, we filed a prospectus supplement under the registration statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $500 million (including shares of common stock that may be sold pursuant to a forward sale agreement entered into concurrently with the ATM equity sales program), which expires November 13, 2021. As of June 30, 2019, the ATM program had approximately $231 million of equity available for issuance.
On November 30, 2018, we filed a prospectus supplement under the registration statement relating to an underwriting agreement to sell 5,390,836 shares of our common stock for $500 million. After expenses, net proceeds from the offering were $494.1 million. Concurrently, we entered into separate forward sale agreements with two forward sellers, collectively referred to as the block.

The following table presents information relevant to the forward sales during fiscal year 2019.

Maturity	September 30, 2020			March 31, 2020			Total
	Shares	Price(1)	Proceeds (in millions)	Shares	Price(1)	Proceeds (in millions)	Shares	Price(1)	Proceeds (in millions)
Available Balance September 30, 2018	—	$—	$—	—	$—	$—	—	$—	$—
Issued via Block	—	—		2,668,464	91.77		2,668,464	91.77
Available Balance December 31, 2018 (2)	—	—	—	2,668,464	91.90	245.2	2,668,464	91.90	245.2
Issued via ATM	—	—		1,670,509	95.46		1,670,509	95.46
Available Balance March 31, 2019 (2)	—	—	—	4,338,973	93.08	403.9	4,338,973	93.08	403.9
Issued via ATM	1,050,563	101.41		—	—		1,050,563	101.41
Settled Block	—	—		(1,089,700)	91.44		(1,089,700)	91.44
Available Balance June 30, 2019 (2)	1,050,563	$101.11	$106.2	3,249,273	$93.34	$303.3	4,299,836	$95.24	$409.5

(1)	Issued price as disclosed is calculated as the weighted average price for activity occurring during the quarter.

(2)	If we had settled all shares available under the forward agreements as of the period end, including forward price adjustments, we would receive proceeds based on the stated net price.
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

	Available- for-Sale Securities(1)	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2018	$8,124	$(91,771)	$(83,647)
Other comprehensive income (loss) before reclassifications	192	(25,966)	(25,774)
Amounts reclassified from accumulated other comprehensive income	(1)	1,969	1,968
Net current-period other comprehensive income (loss)	191	(23,997)	(23,806)
Cumulative effect of accounting change (See Note 2)	(8,210)	—	(8,210)
June 30, 2019	$105	$(115,768)	$(115,663)

	Available- for-Sale Securities(1)	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2017	$7,048	$(112,302)	$(105,254)
Other comprehensive income before reclassifications	148	28,315	28,463
Amounts reclassified from accumulated other comprehensive income	(884)	1,294	410
Net current-period other comprehensive income (loss)	(736)	29,609	28,873
June 30, 2018	$6,312	$(82,693)	$(76,381)

(1)
Available-for-sale-securities reported in fiscal 2018 include both debt and equity securities, while fiscal 2019 includes only debt securities. See Note 2 for further discussion regarding our adoption of the new accounting standard.

8.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and nine months ended June 30, 2019 and 2018 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.

	Three Months Ended June 30
	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,044	$4,794	$2,702	$3,020
Interest cost(1)	6,799	6,448	2,960	2,726
Expected return on assets(1)	(7,113)	(6,917)	(2,664)	(2,002)
Amortization of prior service cost (credit)(1)	(57)	(57)	43	2
Amortization of actuarial (gain) loss(1)	1,606	3,050	(2,045)	(1,618)
Settlements(1)	—	888	—	—
Net periodic pension cost	$5,279	$8,206	$996	$2,128

	Nine Months Ended June 30
	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(In thousands)
Components of net periodic pension cost:
Service cost	$12,134	$13,929	$8,107	$9,059
Interest cost(1)	20,399	19,311	8,879	8,180
Expected return on assets(1)	(21,339)	(20,750)	(7,994)	(6,005)
Amortization of prior service cost (credit)(1)	(173)	(173)	130	8
Amortization of actuarial (gain) loss(1)	4,821	9,224	(6,134)	(4,855)
Settlements(1)	—	3,303	—	—
Net periodic pension cost	$15,842	$24,844	$2,988	$6,387

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
On March 29, 2018, a civil action was filed in Dallas, Texas against Atmos Energy in response to the February 23rd incident. In May 2019, the parties resolved the civil action to their mutual satisfaction subject to our self-insured retention noted above.
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices indexed to natural gas hubs. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. At June 30, 2019, we were committed to purchase 53.9 Bcf within one year and 1.8 Bcf within two to three years under indexed contracts.
Leases
We have entered into operating leases for towers, office and warehouse space, vehicles and heavy equipment used in our operations. During the nine months ended June 30, 2019, we executed amendments to some of our lease agreements that impacted terms as well as our future minimum lease payments. As of June 30, 2019, the remaining lease terms range from one to 20 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Renewal options exist for certain of these leases. The related future minimum lease payments at June 30, 2019 totaled $194.9 million.
Rate Regulatory Proceedings
Except for routine rate regulatory proceedings as discussed below, there were no material changes to rate regulatory proceedings for the nine months ended June 30, 2019.
As of June 30, 2019, rate regulatory proceedings were in progress in some of our service areas. These rate regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Additionally, as discussed in further detail in Note 13, all jurisdictions are addressing impacts of the Tax Cuts and Jobs Act of 2017 (the "TCJA").

10.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and in the past have also used financial instruments to mitigate interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. During the nine months ended June 30, 2019, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.

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
As of June 30, 2019, we had $115.8 million of net realized losses in AOCI associated with the settlement of financial instruments used to fix the Treasury yield component of the interest cost of financing various issuances of long-term debt and senior notes, which will be recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2049.

Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and statements of comprehensive income.
As of June 30, 2019, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of June 30, 2019, we had 16,784 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of June 30, 2019 and September 30, 2018. The gross amounts of recognized assets and liabilities are netted within our unaudited condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, for June 30, 2019 and September 30, 2018, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
June 30, 2019
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$2,408	$(3,358)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	149	(513)
Total		2,557	(3,871)
Gross / Net Financial Instruments		$2,557	$(3,871)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2018
Designated As Hedges:
Interest rate swaps	Other current assets / Other current liabilities	$—	$(56,499)
Total		—	(56,499)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	1,369	(235)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	250	(103)
Total		1,619	(338)
Gross / Net Financial Instruments		$1,619	$(56,837)

Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, in the past our distribution segment had interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended June 30, 2019 and 2018 was $1.4 million and $0.6 million and for the nine months ended June 30, 2019 and 2018 was $2.6 million and $1.8 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and nine months ended June 30, 2019 and 2018. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the statement of comprehensive income as incurred.

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$—	$7,861	$(25,966)	$28,315
Recognition of losses in earnings due to settlements:
Interest rate agreements	1,053	459	1,969	1,294
Total other comprehensive income (loss) from hedging, net of tax	$1,053	$8,320	$(23,997)	$29,609

Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. The following amounts, net of deferred taxes, represent the expected recognition in earnings, as of June 30, 2019, of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments at the date of settlement.

Interest Rate Agreements
(In thousands)
Next twelve months	$(4,212)
Thereafter	(111,556)
Total	$(115,768)

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

11.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. During the nine months ended June 30, 2019, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and September 30, 2018. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	June 30, 2019
	(In thousands)
Assets:
Financial instruments	$—	$2,557	$—	$—	$2,557
Debt and equity securities
Registered investment companies	43,798	—	—	—	43,798
Bond mutual funds	25,778	—	—	—	25,778
Bonds(2)	—	31,097	—	—	31,097
Money market funds	—	1,369	—	—	1,369
Total debt and equity securities	69,576	32,466	—	—	102,042
Total assets	$69,576	$35,023	$—	$—	$104,599
Liabilities:
Financial instruments	$—	$3,871	$—	$—	$3,871

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2018
	(In thousands)
Assets:
Financial instruments	$—	$1,619	$—	$—	$1,619
Debt and equity securities
Registered investment companies	42,644	—	—	—	42,644
Bond mutual funds	21,507	—	—	—	21,507
Bonds(2)	—	31,400	—	—	31,400
Money market funds	—	3,834	—	—	3,834
Total debt and equity securities	64,151	35,234	—	—	99,385
Total assets	$64,151	$36,853	$—	$—	$101,004
Liabilities:
Financial instruments	$—	$56,837	$—	$—	$56,837

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. We regularly evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility and current returns. If a determination is made that a decline in fair value is other than temporary, the related investment is written down to its estimated fair value and the other-than-temporary impairment is recognized in the statement of comprehensive income. At June 30, 2019 and September 30, 2018, our available-for-sale debt securities amortized cost was $31.0 million and $31.5 million. At June 30, 2019, we maintained investments in bonds that have contractual maturity dates ranging from July 2019 through February 2022.
Other Fair Value Measures
Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our debt as of June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018
	(In thousands)
Carrying Amount	$3,685,000	$3,085,000
Fair Value	$4,144,253	$3,161,679

12.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 16 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. During the nine months ended June 30, 2019, there were no material changes in our concentration of credit risk.

13.    Impact of the Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "TCJA") was signed into law. As a result of the implementation of the TCJA, we recognized a $165.5 million income tax benefit in our condensed consolidated statement of comprehensive income during the nine months ended June 30, 2018 related to a change in deferred taxes that were not related to our cost of service ratemaking. The change in deferred taxes related to our cost of service ratemaking (referred to as excess deferred taxes) was reclassified into a regulatory liability and will be returned to ratepayers in accordance with regulatory requirements. As of June 30, 2019 and September 30, 2018, this liability totaled $731.8 million and $744.9 million.

We have worked and continue to work with our regulators in each jurisdiction to fully incorporate the effects of the TCJA into customer bills. As of June 30, 2019, we have received approval from regulators to update our cost of service rates to reflect the decrease in the statutory income tax rate in all of our service areas.
Regulators in all of our service areas issued accounting orders that required us to establish, effective January 1, 2018, a separate regulatory liability for the difference in taxes included in our rates that were calculated based on a 35% statutory income tax rate and rates based on the new 21% statutory income tax rate until the new rates could be established. As of June 30, 2019, we received approval from substantially all regulators to return these liabilities to customers. This regulatory liability totaled $6.1 million and $22.5 million as of June 30, 2019 and September 30, 2018.
As of June 30, 2019, we received approval from regulators to return excess deferred taxes in most of our jurisdictions in accordance with regulatory proceedings on a provisional basis over periods ranging from 13 to 51 years. In our remaining jurisdictions, the treatment of the effects of the TCJA in rates is being addressed in ongoing or will be addressed in future regulatory proceedings.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of June 30, 2019, the related condensed consolidated statements of comprehensive income for the three and nine month periods ended June 30, 2019 and 2018, the condensed consolidated statements of cash flows for the nine month periods ended June 30, 2019 and 2018 and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
August 7, 2019

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at June 30, 2019 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the nine months ended June 30, 2019.

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
As described further in Note 13, the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA") required us to remeasure our deferred tax assets and liabilities at our new federal statutory income tax rate as of December 22, 2017. The remeasurement of our net deferred tax liabilities resulted in the recognition of a non-cash income tax benefit of $165.5 million for the nine months ended June 30, 2018. Due to the non-recurring nature of this benefit, we believe that net income and diluted net income per share before the non-cash income tax benefit provide a more relevant measure to analyze our financial performance than net income and diluted net income per share in order to allow investors to better analyze our core results and allow the information to be presented on a comparative basis to the prior year. Accordingly, the following discussion and analysis of our financial performance will reference adjusted net income and adjusted diluted earnings per share, non-GAAP financial measures, which are calculated as follows:

	Nine Months Ended June 30
	2019	2018	Change
	(In thousands, except per share data)
Net income	$453,000	$564,317	$(111,317)
TCJA non-cash income tax benefit	—	(165,522)	165,522
Adjusted net income	$453,000	$398,795	$54,205

Diluted net income per share	$3.88	$5.09	$(1.21)
Diluted EPS from TCJA non-cash income tax benefit	—	(1.49)	1.49
Adjusted diluted net income per share	$3.88	$3.60	$0.28

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
During the nine months ended June 30, 2019, we recorded net income of $453.0 million, or $3.88 per diluted share, compared to net income of $564.3 million, or $5.09 per diluted share for the nine months ended June 30, 2018.
After adjusting for the nonrecurring benefit recognized after implementing the TCJA in fiscal 2018, we recorded adjusted net income of $398.8 million, or $3.60 per diluted share for the nine months ended June 30, 2018. The period-over-period increase in adjusted net income of $54.2 million, or 14 percent, largely reflects positive rate outcomes, customer growth in our distribution business, positive Contribution Margins in our pipeline and storage business due to positive supply and demand dynamics affecting the Permian Basin primarily due to wider spreads and the impact of the TCJA on our effective income tax rate. During the nine months ended June 30, 2019, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $102.9 million and had seven ratemaking efforts in progress at June 30, 2019, seeking a total increase in annual operating income of $79.9 million.
Capital expenditures for the nine months ended June 30, 2019 increased 10 percent period-over-period, to $1.2 billion. Over 80 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less. We expect our capital expenditures to range from $1.65 billion to $1.75 billion for fiscal 2019. We funded our capital expenditures program primarily through operating cash flows of $808.9 million. Additionally, we completed over $2 billion in external financing during the nine months ended June 30, 2019 with the issuance of $1.1 billion in 30-year senior notes and approximately $1.0 billion of common stock, of which approximately $417 million was allocated to forward sale agreements which have not yet been settled. The net proceeds from these issuances, together with available cash, were used to repay at maturity our $450 million 8.50% unsecured senior notes, to repay short-term debt under our commercial paper program, to fund capital spending and for general corporate purposes.
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
Although the cost of gas typically does not have a direct impact on our Contribution Margin, higher gas costs may adversely impact our accounts receivable collections, resulting in higher bad debt expense, and may require us to increase borrowings under our credit facilities, resulting in higher interest expense. In addition, higher gas costs, as well as competitive factors in the industry and general economic conditions may cause customers to conserve or, in the case of industrial consumers, to use alternative energy sources. Currently, gas cost risk has been mitigated by rate design that allows us to collect from our customers the gas cost portion of our bad debt expense on approximately 76 percent of our residential and commercial margins.
Three Months Ended June 30, 2019 compared with Three Months Ended June 30, 2018
Financial and operational highlights for our distribution segment for the three months ended June 30, 2019 and 2018 are presented below.

	Three Months Ended June 30
	2019	2018	Change
	(In thousands, unless otherwise noted)
Operating revenues	$444,944	$535,488	$(90,544)
Purchased gas cost	139,518	230,887	(91,369)
Contribution Margin	305,426	304,601	825
Operating expenses	256,743	241,492	15,251
Operating income	48,683	63,109	(14,426)
Other non-operating income (expense)	3,005	(2,518)	5,523
Interest charges	10,597	13,315	(2,718)
Income before income taxes	41,091	47,276	(6,185)
Income tax expense	8,693	11,932	(3,239)
Net income	$32,398	$35,344	$(2,946)
Consolidated distribution sales volumes — MMcf	41,683	49,369	(7,686)
Consolidated distribution transportation volumes — MMcf	34,509	33,079	1,430
Total consolidated distribution throughput — MMcf	76,192	82,448	(6,256)
Consolidated distribution average cost of gas per Mcf sold	$3.35	$4.68	$(1.33)
Income before income taxes for our distribution segment decreased 13 percent, primarily due to a $15.3 million increase in operating expenses, slightly offset by an $0.8 million increase in Contribution Margin and a $5.5 million increase in other non-operating income. The quarter-over-quarter increase in Contribution Margin primarily reflects:

•	a $7.1 million net increase in rate adjustments, after the effect of the TCJA, primarily in our Mid-Tex and West Texas Divisions.

•	a $2.9 million increase from customer growth primarily in our Mid-Tex Division.

•	a $3.8 million decrease in residential and commercial net consumption, primarily due to warmer weather than the prior year period.

•	a $4.6 million decrease in revenue-related taxes primarily in our Mid-Tex Division, offset by a corresponding $7.1 million decrease in the related tax expense.
Operating expenses, which includes operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, increased $15.3 million, primarily due to:

•	a $9.0 million increase in pipeline maintenance and related activities.

•	a $7.4 million increase in depreciation expense and property taxes associated with increased capital investments.

•	a $4.5 million increase in employee and training costs as we have increased service-related headcount to support operations in our fastest growing service territories.
These increases are partially offset by a decrease in revenue-related taxes of $7.1 million, corresponding to the decrease in revenue-related taxes within Contribution Margin as described above.

Additionally, the quarter-over-quarter increase in other non-operating income primarily reflects the adoption of new accounting standards. As discussed further in Note 2, we are now required to recognize changes in the fair value of our equity securities formerly designated as available-for-sale on our condensed consolidated statement of comprehensive income and the components of net periodic cost other than the service cost component are included in the line item other non-operating expense in the condensed consolidated statement of comprehensive income.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended June 30, 2019 and 2018. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended June 30
	2019	2018	Change
	(In thousands)
Mid-Tex	$23,757	$24,612	$(855)
Kentucky/Mid-States	10,486	11,546	(1,060)
Louisiana	8,517	10,821	(2,304)
West Texas	5,053	5,135	(82)
Mississippi	1,694	5,421	(3,727)
Colorado-Kansas	2,399	2,043	356
Other	(3,223)	3,531	(6,754)
Total	$48,683	$63,109	$(14,426)

Nine Months Ended June 30, 2019 compared with Nine Months Ended June 30, 2018
Financial and operational highlights for our distribution segment for the nine months ended June 30, 2019 and 2018 are presented below.

	Nine Months Ended June 30
	2019	2018	Change
	(In thousands, unless otherwise noted)
Operating revenues	$2,341,668	$2,595,571	$(253,903)
Purchased gas cost	1,147,598	1,421,698	(274,100)
Contribution Margin	1,194,070	1,173,873	20,197
Operating expenses	746,987	725,666	21,321
Operating income	447,083	448,207	(1,124)
Other non-operating income (expense)	1,791	(5,961)	7,752
Interest charges	44,703	51,581	(6,878)
Income before income taxes	404,171	390,665	13,506
TCJA non-cash income tax benefit	—	(143,789)	143,789
Income tax expense	85,195	104,768	(19,573)
Net income	$318,976	$429,686	$(110,710)
Consolidated distribution sales volumes — MMcf	282,623	269,722	12,901
Consolidated distribution transportation volumes — MMcf	121,747	117,061	4,686
Total consolidated distribution throughput — MMcf	404,370	386,783	17,587
Consolidated distribution average cost of gas per Mcf sold	$4.06	$5.27	$(1.21)
Income before income taxes for our distribution segment increased three percent, primarily due to a $20.2 million increase in Contribution Margin, a combined $14.6 million decrease in other non-operating expense and interest charges, partially offset by a $21.3 million increase in operating expenses. The year-over-year increase in Contribution Margin primarily reflects:

•	a $23.8 million net increase in rate adjustments, after the effect of the TCJA, primarily in our Mid-Tex and Mississippi Divisions.

•	a $10.6 million increase from customer growth primarily in our Mid-Tex Division.

•	an $8.7 million decrease in revenue-related taxes primarily in our Mid-Tex Division, partially offset by a corresponding $7.8 million decrease in the related tax expense.

•	a $4.7 million decrease in residential and commercial net consumption.
Operating expenses increased $21.3 million primarily due to:

•	a $22.8 million increase in depreciation expense and property taxes associated with increased capital investments.

•	an $11.7 million increase in pipeline maintenance and related activities.

•	a $6.6 million increase in employee and training costs as we have increased service-related headcount to support operations in our fastest growing service territories.

•	a $3.0 million increase in software licensing fees.
These increases are partially offset by a $24 million decrease in nonrecurring expenses related to the planned outage of our natural gas distribution system in Northwest Dallas in March 2018.
The year-over-year increase in other non-operating income primarily reflects the adoption of new accounting standards. As discussed further in Note 2, we are now required to recognize changes in the fair value of our equity securities formerly designated as available-for-sale on our condensed consolidated statement of comprehensive income and the components of net periodic cost other than the service cost component are included in the line item other non-operating expense in the condensed consolidated statement of comprehensive income.
Additionally, the year-over-year decrease in interest charges reflects higher capitalized interest associated with increased capital spending.
The decrease in income tax expense reflects a reduction in our effective tax rate from 26.8% to 21.1%, as a result of the TCJA, as described above.
The following table shows our operating income by distribution division, in order of total rate base, for the nine months ended June 30, 2019 and 2018. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Nine Months Ended June 30
	2019	2018	Change
	(In thousands)
Mid-Tex	$189,294	$175,727	$13,567
Kentucky/Mid-States	69,960	76,204	(6,244)
Louisiana	63,571	64,849	(1,278)
West Texas	41,797	42,326	(529)
Mississippi	48,392	48,792	(400)
Colorado-Kansas	35,892	32,448	3,444
Other	(1,823)	7,861	(9,684)
Total	$447,083	$448,207	$(1,124)

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first nine months of fiscal 2019, we implemented twenty regulatory proceedings, resulting in a $53.7 million increase in annual operating income as summarized below. The ratemaking outcomes for rate case activity in fiscal 2019 include the effect of tax reform legislation enacted effective January 1, 2018 and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit we will receive due to the decrease in our statutory tax rate.

Rate Action	Annual Increase in Operating Income
(In thousands)
Annual formula rate mechanisms	$51,870
Rate case filings	1,656
Other rate activity	214
$53,740

The following ratemaking efforts seeking $79.9 million in increased annual operating income were in progress as of June 30, 2019:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Rate Case	Kansas	$3,697
Kentucky/Mid-States	Infrastructure Mechanism	Virginia	85
Louisiana	Formula Rate Mechanism	LGS (1)	7,124
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities	47,733
Mid-Tex	Infrastructure Mechanism	ATM Cities	6,591
Mississippi	Infrastructure Mechanism	Mississippi (2)	8,433
West Texas	Formula Rate Mechanism	West Texas Cities	6,226
			$79,889

(1)	On June 19, 2019, the Louisiana Public Service Commission approved this filing with rates to be implemented beginning July 1, 2019.

(2)	On July 1, 2019, we updated this filing to increase the amount requested to $8.6 million.

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

The following annual formula rate mechanisms, which reflect a 21% federal income tax rate resulting from the TCJA, were approved during the nine months ended June 30, 2019:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	Effective Date
		(In thousands)
2019 Filings:
Mid-Tex	Environs	12/31/2018	$2,435	06/04/2019
West Texas	Environs	12/31/2018	1,005	06/04/2019
Mid-Tex	DARR (1)	09/30/2018	9,452	06/01/2019
Kentucky/Mid-States	Tennessee ARM	05/31/2020	2,393	06/01/2019
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/31/2018	5,692	05/01/2019
Colorado-Kansas	Kansas GSRS	12/31/2018	1,562	05/01/2019
Louisiana	Trans La	09/30/2018	4,719	04/01/2019
Colorado-Kansas	Colorado GIS	12/31/2019	87	04/01/2019
Colorado-Kansas	Colorado SSIR	12/31/2019	2,147	01/01/2019
Mississippi	Mississippi - SIR	10/31/2019	7,135	11/01/2018
Mississippi	Mississippi - SRF	10/31/2019	(118)	11/01/2018
Kentucky/Mid-States	Tennessee ARM	05/31/2019	(5,032)	10/15/2018
Mid-Tex	Mid-Tex RRM Cities	12/31/2017	17,633	10/01/2018
West Texas	West Texas Cities RRM	12/31/2017	2,760	10/01/2018
Total 2019 Filings			$51,870

(1)
The Company and the City of Dallas were unable to arrive at a mutually agreeable settlement; therefore the DARR rates were implemented subject to refund, pending the outcome of an appeal filed with the Texas Railroad Commission.

Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. The following table summarizes the rate cases, which reflect a 21% federal income tax rate resulting from the TCJA, that were completed during the nine months ended June 30, 2019.

Division	State	Increase (Decrease) in Annual Operating Income	Effective Date
		(In thousands)
2019 Rate Case Filings:
Mid-Tex (ATM Cities)	Texas	$2,113	06/01/2019
Kentucky/Mid-States	Kentucky	3,441	05/08/2019
Kentucky/Mid-States	Virginia	(400)	04/01/2019
Mid-Tex (Environs)	Texas	(2,674)	01/01/2019
West Texas (Environs)	Texas	(824)	01/01/2019
Total 2019 Rate Case Filings		$1,656

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the nine months ended June 30, 2019.

Division	Jurisdiction	Rate Activity	Increase in Annual Operating Income	Effective Date
			(In thousands)
2019 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$214	02/01/2019
Total 2019 Other Rate Activity			$214

(1)	The Ad Valorem filing relates to property taxes that are either over or undercollected compared to the amount included in our Kansas service area's base rates.

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

Three Months Ended June 30, 2019 compared with Three Months Ended June 30, 2018
Financial and operational highlights for our pipeline and storage segment for the three months ended June 30, 2019 and 2018 are presented below.

	Three Months Ended June 30
	2019	2018	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$94,092	$83,592	$10,500
Third-party transportation revenue	50,801	40,515	10,286
Other revenue	4,305	3,526	779
Total operating revenues	149,198	127,633	21,565
Total purchased gas cost	(96)	561	(657)
Contribution Margin	149,294	127,072	22,222
Operating expenses	75,775	65,861	9,914
Operating income	73,519	61,211	12,308
Other non-operating expense	(1,360)	(812)	(548)
Interest charges	8,995	10,034	(1,039)
Income before income taxes	63,164	50,365	12,799
Income tax expense	15,096	14,516	580
Net income	$48,068	$35,849	$12,219
Gross pipeline transportation volumes — MMcf	214,627	215,775	(1,148)
Consolidated pipeline transportation volumes — MMcf	181,292	180,371	921
Income before income taxes for our pipeline and storage segment increased 25 percent, primarily due to a $22.2 million increase in Contribution Margin, partially offset by a $9.9 million increase in operating expenses. The quarter-over-quarter increase in Contribution Margin primarily reflects:

•
a $16.5 million net increase in rate adjustments, after the effect of the TCJA, primarily from the approved GRIP filings approved in May 2018 and May 2019. The increase in rates was driven primarily by increased safety and reliability spending.

•	a net increase of $4.5 million from positive supply and demand dynamics affecting the Permian Basin, primarily due to wider spreads.
Operating expenses increased $9.9 million, primarily due to higher depreciation expense associated with increased capital investments and higher system maintenance expense of $6.7 million primarily due to spending on hydro testing and in-line inspections.

Nine Months Ended June 30, 2019 compared with Nine Months Ended June 30, 2018
Financial and operational highlights for our pipeline and storage segment for the nine months ended June 30, 2019 and 2018 are presented below.

	Nine Months Ended June 30
	2019	2018	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$276,815	$267,121	$9,694
Third-party transportation revenue	131,623	97,860	33,763
Other revenue	10,880	10,070	810
Total operating revenues	419,318	375,051	44,267
Total purchased gas cost	(544)	1,906	(2,450)
Contribution Margin	419,862	373,145	46,717
Operating expenses	210,602	184,047	26,555
Operating income	209,260	189,098	20,162
Other non-operating expense	(3,637)	(2,093)	(1,544)
Interest charges	29,687	30,581	(894)
Income before income taxes	175,936	156,424	19,512
TCJA non-cash income tax benefit	—	(21,733)	21,733
Income tax expense	41,912	43,526	(1,614)
Net income	$134,024	$134,631	$(607)
Gross pipeline transportation volumes — MMcf	708,315	666,079	42,236
Consolidated pipeline transportation volumes — MMcf	517,188	484,456	32,732
Income before income taxes for our pipeline and storage segment increased 12 percent, primarily due to a $46.7 million increase in Contribution Margin, partially offset by a $26.6 million increase in operating expenses. The year-over-year increase in Contribution Margin primarily reflects:

•
a $33.3 million net increase in rate adjustments, after the effect of the TCJA, from the approved GRIP filings approved in December 2017, May 2018 and May 2019. The increase in rates was driven primarily by increased safety and reliability spending.

•	a net increase of $9.4 million primarily from positive supply and demand dynamics affecting the Permian Basin, primarily due to wider spreads.
Operating expenses increased $26.6 million, primarily due to higher depreciation expense of $9.5 million associated with increased capital investments and higher system maintenance expense of $13.8 million primarily due to spending on hydro testing and in-line inspections.
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
To continue to support our capital market activities, we filed a registration statement with the SEC on November 13, 2018 that permits us to issue a total of $3.0 billion in common stock and/or debt securities. This registration statement replaced our previous registration statement that was effectively exhausted in October 2018. At June 30, 2019, approximately $1.3 billion of securities remained available for issuance under the shelf registration statement.
On November 19, 2018, we filed a prospectus supplement under the registration statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $500 million (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program). At June 30, 2019, approximately $231 million remained available under the ATM equity sales program.
During the nine months ended June 30, 2019, we completed over $2 billion of long-term debt and equity financing.

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

•
In November 2018, February 2019 and May 2019, we executed forward sales with various forward sellers who borrowed and sold 5,389,536 million shares of our common stock for initial aggregate proceeds of approximately $516 million.

•	In May 2019, we settled forward sale agreements for 1,089,700 million shares of common stock based on a net price of $91.44 per share for net proceeds of $99.6 million.

The following table summarizes the remaining availability under our various forward sales as of June 30, 2019:

Issue Quarter	Issued Under	Shares Available	Net Proceeds Available (In thousands)	Maturity	Forward Price
December 31, 2018	Block	1,578,764	$144,608	3/31/2020	$91.60
March 31, 2019	ATM	1,670,509	158,684	3/31/2020	$94.99
June 30, 2019	ATM	1,050,563	106,219	9/30/2020	$101.11
Total		4,299,836	$409,511

The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of June 30, 2019, September 30, 2018 and June 30, 2018:

	June 30, 2019		September 30, 2018		June 30, 2018
	(In thousands, except percentages)
Short-term debt	$74,942	0.8%	$575,780	6.8%	$244,777	3.0%
Long-term debt(1)	3,654,135	39.0%	3,068,665	36.5%	3,068,315	38.0%
Shareholders’ equity	5,641,996	60.2%	4,769,951	56.7%	4,759,552	59.0%
Total	$9,371,073	100.0%	$8,414,396	100.0%	$8,072,644	100.0%

(1)	In September 2019, our $125 million term loan, which we plan to refinance, will mature.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

Cash flows from operating, investing and financing activities for the nine months ended June 30, 2019 and 2018 are presented below.

	Nine Months Ended June 30
	2019	2018	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$808,928	$1,035,296	$(226,368)
Investing activities	(1,195,401)	(1,087,224)	(108,177)
Financing activities	418,865	46,449	372,416
Change in cash and cash equivalents	32,392	(5,479)	37,871
Cash and cash equivalents at beginning of period	13,771	26,409	(12,638)
Cash and cash equivalents at end of period	$46,163	$20,930	$25,233
Cash flows from operating activities
For the nine months ended June 30, 2019, we generated cash flow from operating activities of $808.9 million compared with $1,035.3 million for the nine months ended June 30, 2018. The $226.4 million decrease in operating cash flows is primarily attributable to the change in net income and working capital changes, particularly in our distribution segment resulting from the timing of payments for natural gas purchases and deferred gas cost recoveries.
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
For the nine months ended June 30, 2019, cash used for investing activities was $1.2 billion compared to $1.1 billion for the nine months ended June 30, 2018. Capital spending increased by $110.7 million, or 10 percent, as a result of planned increases in our distribution segment to repair and replace vintage pipe and increases in spending in our pipeline and storage segment to improve the reliability of gas service to our local distribution company customers.
Cash flows from financing activities
For the nine months ended June 30, 2019, our financing activities provided $418.9 million of cash compared with $46.4 million of cash provided by financing activities in the prior-year period.
In the nine months ended June 30, 2019, we received $1.6 billion in net proceeds from the issuance of long-term debt and equity. The net proceeds were used primarily to support capital spending, reduce short term debt, repay at maturity our $450 million 8.50% unsecured senior notes and the settlement of related interest rate swaps for $90.1 million and for other general corporate purposes. Cash dividends increased due to an 8.2 percent increase in our dividend rate and an increase in shares outstanding.
In the nine months ended June 30, 2018, we used $395.1 million in net proceeds from equity financing to reduce short-term debt, to support our capital spending and for other general corporate purposes.

The following table summarizes our share issuances for the nine months ended June 30, 2019 and 2018:

	Nine Months Ended June 30
	2019	2018
Shares issued:
Direct Stock Purchase Plan	78,697	111,727
1998 Long-Term Incentive Plan	299,368	347,213
Retirement Savings Plan and Trust	63,829	73,470
Equity Issuance	6,480,536	4,558,404
Total shares issued	6,922,430	5,090,814
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). On December 14, 2018, Moody's affirmed our debt ratings and improved their outlook from stable to positive, citing improvements to our regulatory construct that reduce investment recovery lag and our balanced fiscal policy. As of June 30, 2019, S&P maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of June 30, 2019. Our debt covenants are described in greater detail in Note 6 to the unaudited condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 9 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the nine months ended June 30, 2019.

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

The following table shows the components of the change in fair value of our financial instruments for the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In thousands)
Fair value of contracts at beginning of period	$1,573	$(86,342)	$(55,218)	$(109,159)
Contracts realized/settled	6	(13)	96,380	(1,213)
Fair value of new contracts	(1,226)	109	(337)	(607)
Other changes in value	(1,667)	10,719	(42,139)	35,452
Fair value of contracts at end of period	(1,314)	(75,527)	(1,314)	(75,527)
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$(1,314)	$(75,527)	$(1,314)	$(75,527)
The fair value of our financial instruments at June 30, 2019 is presented below by time period and fair value source:

	Fair Value of Contracts at June 30, 2019
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(950)	$(364)	$—	$—	$(1,314)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(950)	$(364)	$—	$—	$(1,314)
Pension and Postretirement Benefits Obligations
For the nine months ended June 30, 2019 and 2018, our total net periodic pension and other postretirement benefits costs were $18.8 million and $31.2 million. Most of these costs are recoverable through our rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense as discussed in Note 8.
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
For the nine months ended June 30, 2019 we contributed $10.1 million to our postretirement medical plans. We anticipate contributing a total of between $10 million and $20 million to our postretirement plans during fiscal 2019.
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

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and nine month periods ended June 30, 2019 and 2018.
Distribution Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
METERS IN SERVICE, end of period
Residential	3,001,552	2,969,270	3,001,552	2,969,270
Commercial	272,942	270,455	272,942	270,455
Industrial	1,668	1,667	1,668	1,667
Public authority and other	8,560	8,388	8,560	8,388
Total meters	3,284,722	3,249,780	3,284,722	3,249,780

INVENTORY STORAGE BALANCE — Bcf	49.1	47.5	49.1	47.5
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	17,469	21,399	162,090	150,872
Commercial	15,838	17,368	90,395	85,273
Industrial	7,389	9,325	24,290	27,491
Public authority and other	987	1,277	5,848	6,086
Total gas sales volumes	41,683	49,369	282,623	269,722
Transportation volumes	36,367	34,989	127,453	122,691
Total throughput	78,050	84,358	410,076	392,413
OPERATING REVENUES (000’s)(1)(2)
Gas sales revenues
Residential	$270,237	$318,501	$1,492,043	$1,680,155
Commercial	113,848	145,685	605,939	687,577
Industrial	25,226	31,283	95,677	104,300
Public authority and other	6,352	8,581	36,482	41,150
Total gas sales revenues	415,663	504,050	2,230,141	2,513,182
Transportation revenues	22,686	23,965	75,568	79,266
Other gas revenues(3)	6,595	7,473	35,959	3,123
Total operating revenues	$444,944	$535,488	$2,341,668	$2,595,571
Average cost of gas per Mcf sold	$3.35	$4.68	$4.06	$5.27
See footnote following these tables.

Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
CUSTOMERS, end of period
Industrial	93	93	93	93
Other	234	237	234	237
Total	327	330	327	330

INVENTORY STORAGE BALANCE — Bcf	1.3	0.5	1.3	0.5
PIPELINE TRANSPORTATION VOLUMES — MMcf(1)	214,627	215,775	708,315	666,079
OPERATING REVENUES (000’s)(1)(2)	$149,198	$127,633	$419,318	$375,051
Note to preceding tables:

(1)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

(2)	Operating revenues include revenues from our alternative revenue programs as defined in Note 5.

(3)	Other gas revenues include impacts of the TCJA.
RECENT ACCOUNTING DEVELOPMENTS
Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. During the nine months ended June 30, 2019, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of the fiscal year ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the nine months ended June 30, 2019, except as noted in Note 9 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 5, 2019)	Exhibit 3.1 to Form 8-K dated February 5, 2019 (File No. 1-10042)
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

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

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: August 7, 2019