Form 10-K
period 2019-09-30
ATMOS ENERGY CORP
filed 2019-11-12
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-10042
Atmos Energy Corporation
(Exact name of registrant as specified in its charter)
Texas and Virginia    75-1743247
(State or other jurisdiction of    (IRS employer
incorporation or organization)    identification no.)
1800 Three Lincoln Centre
5430 LBJ Freeway
Dallas, Texas    75240
(Address of principal executive offices)    (Zip code)
Registrant’s telephone number, including area code:
(972) 934-9227
Securities registered pursuant to Section 12(b) of the Act:

Table of each class		Trading Symbol	Name of each exchange on which registered
Common stock	No Par Value	ATO	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the common voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2019, was $11,826,627,172.
As of November 7, 2019, the registrant had 119,343,545 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 5, 2020 are incorporated by reference into Part III of this report.

GLOSSARY OF KEY TERMS

Adjusted diluted net income per share	Non-GAAP measure defined as diluted net income per share before the one-time, non-cash income tax benefit
Adjusted net income	Non-GAAP measure defined as net income before the one-time, non-cash income tax benefit
AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income
ARM	Annual Rate Mechanism
ATO	Trading symbol for Atmos Energy Corporation common stock on the NYSE
Bcf	Billion cubic feet
Contribution Margin	Non-GAAP measure defined as operating revenues less purchased gas cost
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DARR	Dallas Annual Rate Review
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
LTIP	1998 Long-Term Incentive Plan
Mcf	Thousand cubic feet
MDWQ	Maximum daily withdrawal quantity
Mid-Tex ATM Cities	Represents a coalition of 47 incorporated cities or approximately 8 percent of the Mid-Tex Division's customers.
Mid-Tex Cities	Represents all incorporated cities other than Dallas and Mid-Tex ATM Cities, or approximately 72 percent of the Mid-Tex Division’s customers.
MMcf	Million cubic feet
Moody’s	Moody’s Investor Service, Inc.
NGA	Natural Gas Act of 1938
NYMEX	New York Mercantile Exchange, Inc.
NYSE	New York Stock Exchange
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SGR	Supplemental Growth Rider
SIR	System Integrity Rider
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

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
Since 2011, our operating strategy has focused on modernizing our distribution and transmission system to improve safety and reliability. Since that time, our capital expenditures have increased approximately 14% annually. Additionally, during this period, we have added new or modified existing regulatory mechanisms to reduce regulatory lag. Our ability to increase capital spending annually to modernize our system has increased our rate base, which has resulted in rising earnings per share and shareholder value.
Our core values include focusing on our employees and customers while conducting our business with honesty and integrity. We continue to strengthen our culture through ongoing communications with our employees and enhanced employee training.
Operating Segments
As of September 30, 2019, we manage and review our consolidated operations through the following reportable segments, which are discussed in further detail below.

•	The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states.

•	The pipeline and storage segment is comprised primarily of the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana.
Prior to disposition, the natural gas marketing segment, which was comprised of our natural gas marketing business, was also a reportable segment.

Distribution Segment Overview
The following table summarizes key information about our six regulated natural gas distribution divisions, presented in order of total rate base.

Division	Service Areas	Communities Served	Customer Meters
Mid-Tex	Texas, including the Dallas/Fort Worth Metroplex	550	1,722,424
Kentucky/Mid-States	Kentucky	230	183,450
	Tennessee		154,004
	Virginia		24,536
Louisiana	Louisiana	270	365,320
West Texas	Amarillo, Lubbock, Midland	80	316,844
Mississippi	Mississippi	110	266,727
Colorado-Kansas	Colorado	170	121,883
	Kansas		136,647
We operate in our service areas under terms of non-exclusive franchise agreements granted by the various cities and towns that we serve. At September 30, 2019, we held 1,017 franchises having terms generally ranging from five to 35 years. A significant number of our franchises expire each year, which require renewal prior to the end of their terms. Historically, we have successfully renewed these franchises and believe that we will continue to be able to renew our franchises as they expire.
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
Purchased gas cost adjustment mechanisms represent a common form of cost adjustment mechanism. Purchased gas cost adjustment mechanisms provide a method of recovering purchased gas costs on an ongoing basis without filing a rate case because they provide a dollar-for-dollar offset to increases or decreases in the cost of natural gas. Therefore, although substantially all of our distribution operating revenues fluctuate with the cost of gas that we purchase, distribution Contribution Margin is generally not affected by fluctuations in the cost of gas.
Additionally, some jurisdictions have performance-based ratemaking adjustments to provide incentives to minimize purchased gas costs through improved storage management and use of financial instruments to reduce volatility in gas costs. Under the performance-based ratemaking adjustments, purchased gas costs savings are shared between the Company and its customers.
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
Except for local production purchases, we select our natural gas suppliers through a competitive bidding process by periodically requesting proposals from suppliers that have demonstrated that they can provide reliable service. We select these suppliers based on their ability to deliver gas supply to our designated firm pipeline receipt points at the lowest reasonable cost. Major suppliers during fiscal 2019 were Castleton Commodities Merchant Trading L.P., CenterPoint Energy Services, Inc., Concord Energy LLC, ConocoPhillips Company, Devon Gas Services, L.P., Hartree Partners, L.P., Targa Gas Marketing LLC, Tenaska Marketing Ventures & Gas Storage, LLC, Texla Energy Management, Inc. and United Energy Trading, LLC.
The combination of base load, peaking and spot purchase agreements, coupled with the withdrawal of gas held in storage, allows us the flexibility to adjust to changes in weather, which minimizes our need to enter into long-term firm commitments.

We estimate our peak-day availability of natural gas supply to be approximately 4.4 Bcf. The peak-day demand for our distribution operations in fiscal 2019 was on March 4, 2019, when sales to customers reached approximately 3.3 Bcf.
Currently, our distribution divisions utilize 37 pipeline transportation companies, both interstate and intrastate, to transport our natural gas. The pipeline transportation agreements are firm and many of them have “pipeline no-notice” storage service, which provides for daily balancing between system requirements and nominated flowing supplies. These agreements have been negotiated with the shortest term necessary while still maintaining our right of first refusal. The natural gas supply for our Mid-Tex Division is delivered primarily by our APT Division.
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
Revenues earned from transportation and storage services for APT are subject to traditional ratemaking governed by the RRC. Rates are updated through periodic filings made under Texas’ GRIP. GRIP allows us to include in our rate base annually approved capital costs incurred in the prior calendar year provided that we file a complete rate case at least once every five years; the most recent of which was completed in August 2017. APT’s existing regulatory mechanisms allow certain transportation and storage services to be provided under market-based rates.
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
Natural Gas Marketing Segment Overview
Through December 31, 2016, we were engaged in a nonregulated natural gas marketing business, which was conducted by Atmos Energy Marketing (AEM). AEM’s primary business was to aggregate and purchase gas supply, arrange transportation and storage logistics and ultimately deliver gas to customers at competitive prices. Additionally, AEM utilized proprietary and customer-owned transportation and storage assets to provide various services to its customers as requested.
As more fully described in Note 16, effective January 1, 2017, we sold all of the equity interests of AEM to CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Inc. As a result of the sale, Atmos Energy fully exited the nonregulated natural gas marketing business. Accordingly, these operations have been reported as discontinued operations.
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

•
Infrastructure programs in place in the majority of our states that provide for an annual adjustment to rates for qualifying capital expenditures. Through our annual formula rate mechanisms and infrastructure programs, we have the ability to recover approximately 90 percent of our capital expenditures within six months and substantially all of our capital expenditures within twelve months.

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
The following table provides a jurisdictional rate summary for our regulated operations as of September 30, 2019. This information is for regulatory purposes only and may not be representative of our actual financial position.

Division	Jurisdiction	Effective Date of Last Rate/GRIP Action	Rate Base (thousands)(1)	Authorized Rate of Return(1)	Authorized Debt/ Equity Ratio(1)	Authorized Return on Equity(1)
Atmos Pipeline — Texas	Texas	05/07/2019	$2,387,764	8.87%	47/53	11.50%
Colorado-Kansas	Colorado	05/03/2018	134,726	7.55%	44/56	9.45%
	Colorado SSIR	01/01/2019	40,009	7.55%	44/56	9.45%
	Kansas	03/17/2016	200,564	(3)	(3)	(3)
	Kansas GSRS	05/01/2019	26,322	(3)	(3)	(3)
Kentucky/Mid-States	Kentucky	05/08/2019	424,929	7.49%	42/58	9.65%
	Tennessee	06/01/2019	389,061	7.79%	42/58	9.80%
	Virginia	04/01/2019	47,827	7.43%	42/58	9.20%
Louisiana	Trans La	04/01/2019	192,586	7.81%	41/59	9.80%
	LGS	07/01/2019	468,958	7.79%	42/58	9.80%
Mid-Tex	Mid-Tex Cities(8)	10/01/2018	2,587,261(2)	7.87%	42/58	9.80%
	Mid-Tex - ATM Cities	09/26/2019	2,975,975(2)	7.97%	40/60	9.80%
	Mid-Tex - Environs	06/04/2019	2,975,978(2)	7.97%	40/60	9.80%
	Dallas(11)	06/01/2019	2,861,599(2)	7.96%	40/60	9.80%
Mississippi	Mississippi(7)	11/01/2018	415,627	7.81%	45/55	10.24%
	Mississippi - SIR(7)	11/01/2018	126,049	7.81%	45/55	10.24%
West Texas	West Texas Cities(4) (9)	10/01/2018	503,332(10)	7.87%	42/58	9.80%
	West Texas - ALDC	05/01/2019	594,539(10)	8.57%	48/52	10.50%
	West Texas - Environs	06/04/2019	592,919(10)	7.97%	40/60	9.80%

Division	Jurisdiction	Bad Debt Rider(5)	Formula Rate	Infrastructure Mechanism	Performance Based Rate Program(6)	WNA Period
Atmos Pipeline — Texas	Texas	No	Yes	Yes	N/A	N/A
Colorado-Kansas	Colorado	No	No	Yes	No	N/A
	Kansas	Yes	No	Yes	Yes	October-May
Kentucky/Mid-States	Kentucky	Yes	No	Yes	Yes	November-April
	Tennessee	Yes	Yes	No	Yes	October-April
	Virginia	Yes	No	Yes	No	January-December
Louisiana	Trans La	No	Yes	Yes	No	December-March
	LGS	No	Yes	Yes	No	December-March
Mid-Tex Cities	Texas	Yes	Yes	Yes	No	November-April
Mid-Tex — Dallas	Texas	Yes	Yes	Yes	No	November-April
Mississippi	Mississippi	No	Yes	Yes	No	November-April
West Texas	Texas	Yes	Yes	Yes	No	October-May

(1)
The rate base, authorized rate of return, authorized debt/equity ratio and authorized return on equity presented in this table are those from the most recent regulatory filing for each jurisdiction. These rate bases, rates of return, debt/equity ratio and returns on equity are not necessarily indicative of current or future rate bases, rates of return or returns on equity.

(2)	The Mid-Tex rate base represents a “system-wide,” or 100 percent, of the Mid-Tex Division’s rate base.

(3)	A rate base, rate of return, return on equity or debt/equity ratio was not included in the respective state commission’s final decision.

(4)	The West Texas Cities includes all West Texas Division cities except Amarillo, Channing, Dalhart and Lubbock (ALDC).

(5)	The bad debt rider allows us to recover from ratepayers the gas cost portion of bad debts.

(6)	The performance-based rate program provides incentives to distribution companies to minimize purchased gas costs by allowing the companies and their customers to share the purchased gas costs savings.

(7)
The Mississippi Public Service Commission approved a settlement at its meeting on October 24, 2019, which included a rate base of $634.4 million and an authorized return of 7.81%. New rates were implemented November 1, 2019.

(8)
The Mid-Tex Cities approved the Formula Rate Mechanism filing with rates effective October 1, 2019, which included a rate base of $3,052.6 million, an authorized return of 7.83%, a debt/equity ratio of 42/58 and an authorized ROE of 9.80%.

(9)
The West Texas Cities approved the Formula Rate Mechanism filing with rates effective October 1, 2019, which included a rate base of $591.5 million, an authorized return of 7.83%, a debt/equity ratio of 42/58 and an authorized ROE of 9.80%.

(10)	The West Texas rate base represents a "system-wide," or 100 percent, of the West Texas Division's rate base.

(11)
The Company and the City of Dallas have arrived at a settlement. This settlement has not yet been approved by the Railroad Commission of Texas (RRC). The DARR rates were implemented subject to refund on June 1, 2019.

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
Recent Ratemaking Activity
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of the commission's or other governmental authority's final ruling. The following table summarizes our ratemaking outcomes for the last three fiscal years. The ratemaking outcomes for fiscal 2019 and 2018 include the effect of tax reform legislation enacted effective January 1, 2018 and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit we will receive due to the decrease in our statutory tax rate.

	Annual Increase (Decrease) to Operating Income For the Fiscal Year Ended September 30
Rate Action	2019	2018	2017
	(In thousands)
Annual formula rate mechanisms	$114,810	$92,472	$90,427
Rate case filings	1,656	(12,853)	12,961
Other ratemaking activity	214	457	784
	$116,680	$80,076	$104,172

Additionally, the following ratemaking efforts seeking $81.2 million in annual operating income were initiated during fiscal 2019 but had not been completed as of September 30, 2019:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Rate Case	Kansas	$3,697
Kentucky/Mid-States	Infrastructure Mechanism	Kentucky (1)	2,912
Kentucky/Mid-States	Formula Rate Mechanism	Tennessee	726
Kentucky/Mid-States	Infrastructure Mechanism	Virginia (2)	85
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities (3)	47,733
Mississippi	Infrastructure Mechanism	Mississippi (4)	8,569
Mississippi	Formula Rate Mechanism	Mississippi (4)	11,448
West Texas	Formula Rate Mechanism	West Texas Cities (5)	6,226
West Texas	Rate Case	West Texas Triangle	(242)
			$81,154

(1)	On September 24, 2019, the Kentucky Public Service Commission approved this filing with rates to be implemented beginning October 1, 2019.

(2)	On September 24, 2019, the State Corporation Commission of Virginia approved a rate increase of $0.1 million effective October 1, 2019.

(3)	The Mid-Tex Cities approved a rate increase of $34.4 million effective October 1, 2019.
(4) The Mississippi Public Service Commission approved an increase in operating income of $7.6 million for the SIR filing and $6.9 million for the SRF filing. New rates were implemented November 1, 2019.

(5)	The West Texas Cities approved a rate increase of $4.9 million effective October 1, 2019.

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

The following table summarizes our annual formula rate mechanisms with effective dates during the fiscal years ended September 30, 2019, 2018 and 2017:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	Effective Date
			(In thousands)
2019 Filings:
Mid-Tex	ATM Cities	12/2018	$6,591	09/26/2019
Louisiana	LGS	12/2018	7,124	07/01/2019
Mid-Tex	Environs	12/2018	2,435	06/04/2019
West Texas	Environs	12/2018	1,005	06/04/2019
Mid-Tex	DARR (1)	09/2018	9,452	06/01/2019
Kentucky/Mid-States	Tennessee ARM	05/2020	2,393	06/01/2019
Atmos Pipeline - Texas	Texas	12/2018	49,225	05/07/2019
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/2018	5,692	05/01/2019
Colorado-Kansas	Kansas GSRS	12/2018	1,562	05/01/2019
Louisiana	Trans La	09/2018	4,719	04/01/2019
Colorado-Kansas	Colorado GIS	12/2019	87	04/01/2019
Colorado-Kansas	Colorado SSIR	12/2019	2,147	01/01/2019
Mississippi	Mississippi - SIR	10/2019	7,135	11/01/2018
Mississippi	Mississippi - SRF	10/2019	(118)	11/01/2018
Kentucky/Mid-States	Tennessee ARM	05/2019	(5,032)	10/15/2018
Mid-Tex	Mid-Tex RRM Cities	12/2017	17,633	10/01/2018
West Texas	West Texas Cities RRM	12/2017	2,760	10/01/2018
Total 2019 Filings			$114,810

2018 Filings:
Louisiana	LGS	12/2017	$(1,521)	07/01/2018
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/2017	4,418	06/08/2018
Mid-Tex	Environs	12/2017	1,604	06/05/2018
West Texas	Environs	12/2017	826	06/05/2018
Atmos Pipeline - Texas	Texas	12/2017	42,173	05/22/2018
Louisiana	Trans La	09/2017	(1,913)	05/01/2018
Colorado-Kansas	Kansas GSRS	09/2018	820	02/27/2018
Mississippi	Mississippi - SIR	10/2018	7,658	01/01/2018
Mississippi	Mississippi - SGR (2)	10/2018	1,245	01/01/2018
Mississippi	Mississippi - SRF (2)	10/2018	—	01/01/2018
Colorado-Kansas	Colorado SSIR	12/2018	2,228	12/20/2017
Atmos Pipeline - Texas	Texas	12/2016	28,988	12/05/2017
Kentucky/Mid-States	Kentucky - PRP	09/2018	5,638	10/27/2017
Kentucky/Mid-States	Virginia - SAVE	09/2017	308	10/01/2017
Total 2018 Filings			$92,472

2017 Filings:
Louisiana	LGS	12/2016	$6,237	07/01/2017
Mid-Tex	Mid-Tex DARR	09/2016	9,672	06/01/2017

Mid-Tex	Mid-Tex Cities RRM	12/2016	36,239	06/01/2017
Kentucky/Mid-States	Tennessee ARM	05/2018	6,740	06/01/2017
Mid-Tex	Environs	12/2016	1,568	05/23/2017
West Texas	Environs	12/2016	872	05/23/2017
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/2016	4,682	04/25/2017
Louisiana	Trans La	09/2016	4,392	04/01/2017
West Texas	West Texas Cities RRM	09/2016	4,255	03/15/2017
Colorado-Kansas	Kansas	09/2016	801	02/09/2017
Mississippi	Mississippi - SRF	10/2017	4,390	02/01/2017
Mississippi	Mississippi - SIR	10/2017	3,334	01/01/2017
Mississippi	Mississippi - SGR	10/2017	1,292	01/01/2017
Colorado-Kansas	Colorado - SSIR	12/2017	1,350	01/01/2017
Kentucky/Mid-States	Kentucky - PRP	09/2017	4,981	10/14/2016
Kentucky/Mid-States	Virginia - SAVE	09/2017	(378)	10/01/2016
Total 2017 Filings			$90,427

(1)	The Company and the City of Dallas have arrived at a settlement. This settlement has not yet been approved by the RRC. The DARR rates were implemented subject to refund on June 1, 2019.

(2)	Beginning in fiscal 2019, our SGR rate base was combined with our SRF rate base, per Commission order.
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a reasonable rate of return to our shareholders and ensure that we continue to safely deliver reliable, reasonably priced natural gas service to our customers. The following table summarizes our recent rate cases:

Division	State	Increase (Decrease) in Annual Operating Income	Effective Date
		(In thousands)
2019 Rate Case Filings:
Mid-Tex (ATM Cities)	Texas	$2,113	06/01/2019
Kentucky/Mid-States	Kentucky	3,441	05/08/2019
Kentucky/Mid-States	Virginia	(400)	04/01/2019
Mid-Tex (Environs)	Texas	(2,674)	01/01/2019
West Texas (Environs)	Texas	(824)	01/01/2019
Total 2019 Rate Case Filings		$1,656
2018 Rate Case Filings:
Colorado-Kansas	Colorado	$(241)	05/03/2018
Kentucky/Mid-States	Kentucky	(7,504)	05/03/2018
Mid-Tex - City of Dallas	Texas	(5,108)	02/14/2018
Total 2018 Rate Case Filings		$(12,853)
2017 Rate Case Filings:
Atmos Pipeline - Texas	Texas	$12,955	08/01/2017
Kentucky/Mid-States	Virginia	6	12/27/2016
Total 2017 Rate Case Filings		$12,961

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the fiscal years ended September 30, 2019, 2018 and 2017:

Division	Jurisdiction	Rate Activity	Increase in Annual Operating Income	Effective Date
			(In thousands)
2019 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$214	02/01/2019
Total 2019 Other Rate Activity			$214
2018 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem(1)	$457	02/01/2018
Total 2018 Other Rate Activity			$457
2017 Other Rate Activity:
Colorado-Kansas	Kansas	Ad-Valorem(1)	$784	02/01/2017
Total 2017 Other Rate Activity			$784

(1)	The Ad Valorem filing relates to property taxes that are either over or undercollected compared to the amount included in our Kansas service area's base rates.
Other Regulation
We are regulated by various state or local public utility authorities. We are also subject to regulation by the United States Department of Transportation with respect to safety requirements in the operation and maintenance of our transmission and distribution facilities. In addition, our operations are also subject to various state and federal laws regulating environmental matters. From time to time, we receive inquiries regarding various environmental matters. We believe that our properties and operations comply with, and are operated in conformity with, applicable safety and environmental statutes and regulations. There are no administrative or judicial proceedings arising under environmental quality statutes pending or known to be contemplated by governmental agencies which would have a material adverse effect on us or our operations. Our environmental claims have arisen primarily from former manufactured gas plant sites. The Pipeline and Hazardous Materials Safety Administration (PHMSA), within the U.S. Department of Transportation, develops and enforces regulations for the safe, reliable and environmentally sound operation of the pipeline transportation system. The PHMSA pipeline safety statutes provide for states to assume safety authority over intrastate natural transmission and distribution gas pipelines. State pipeline safety programs are responsible for adopting and enforcing the federal and state pipeline safety regulations for intrastate natural gas transmission and distribution pipelines.
The Federal Energy Regulatory Commission (FERC) allows, pursuant to Section 311 of the Natural Gas Policy Act (NGA), gas transportation services through our APT assets “on behalf of” interstate pipelines or local distribution companies served by interstate pipelines, without subjecting these assets to the jurisdiction of the FERC under the NGA. Additionally, the FERC has regulatory authority over the use and release of interstate pipeline and storage capacity. The FERC also has authority to detect and prevent market manipulation and to enforce compliance with FERC’s other rules, policies and orders by companies engaged in the sale, purchase, transportation or storage of natural gas in interstate commerce. We have taken what we believe are the necessary and appropriate steps to comply with these regulations.
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
Employees
At September 30, 2019, we had 4,776 employees, consisting of 4,645 employees in our distribution operations and 131 employees in our pipeline and storage operations.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports, and amendments to those reports, and other forms that we file with or furnish to the Securities and Exchange Commission (SEC) at their website, www.sec.gov, are also available free of charge at our website, www.atmosenergy.com, under “Publications and SEC Filings” under the “Investors” tab under "Our Company", as soon as reasonably practicable, after we electronically file these reports with, or furnish these reports to, the SEC. We will also provide copies of these reports free of charge upon request to Shareholder Relations at the address and telephone number appearing below:
Shareholder Relations
Atmos Energy Corporation
P.O. Box 650205
Dallas, Texas 75265-0205
972-855-3729
Corporate Governance
In accordance with and pursuant to relevant related rules and regulations of the SEC as well as corporate governance-related listing standards of the New York Stock Exchange (NYSE), the Board of Directors of the Company has established and periodically updated our Corporate Governance Guidelines and Code of Conduct, which is applicable to all directors, officers and employees of the Company. In addition, in accordance with and pursuant to such NYSE listing standards, our Chief Executive Officer during fiscal 2019, Michael E. Haefner, certified to the New York Stock Exchange that he was not aware of any violations by the Company of NYSE corporate governance listing standards. The Board of Directors also annually reviews and updates, if necessary, the charters for each of its Audit, Human Resources and Nominating and Corporate Governance Committees. All of the foregoing documents are posted on our website, www.atmosenergy.com, under "Governance" under the "Corporate Responsibility" tab under "Our Company". We will also provide copies of all corporate governance documents free of charge upon request to Shareholder Relations at the address listed above.

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
The safety and protection of the public, our customers and our employees is our top priority. We constantly monitor and maintain our pipeline and distribution systems to ensure that natural gas is delivered safely, reliably and efficiently through our network of more than 75,000 miles of distribution and transmission lines. As in recent years, natural gas distribution and pipeline companies are continuing to encounter increasing federal, state and local oversight of the safety of their operations. Although we believe these are costs ultimately recoverable through our rates, the costs of complying with new laws and regulations may have at least a short-term adverse impact on our operating costs and financial results.
We may incur significant costs and liabilities resulting from pipeline integrity and other similar programs and related repairs.
PHMSA requires pipeline operators to develop integrity management programs to comprehensively evaluate certain areas along their pipelines and to take additional measures to protect pipeline segments located in “high consequence areas” where a leak or rupture could potentially do the most harm. As pipeline operator, the Company will be required to:
•perform ongoing assessments of pipeline integrity;
•identify and characterize applicable threats to pipeline segments that could impact a “high consequence area”;
•improve data collection, integration and analysis;
•repair and remediate the pipeline as necessary; and
•implement preventative and mitigating actions.
The Company incurs significant costs associated with its compliance with existing PHMSA and comparable state regulations. Although we believe these are costs ultimately recoverable through our rates, the costs of complying with new laws and regulations may have at least a short-term adverse impact on our operating costs and financial results. For example, the adoption of new regulations requiring more comprehensive or stringent safety standards could require installation of new or modified safety controls, new capital projects, or accelerated maintenance programs, all of which could require a potentially significant increase in operating costs.
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
The operations and financial results of the Company could be adversely impacted as a result of climate change.
As climate change occurs, our businesses could be adversely impacted, although we believe it is likely that any such resulting impacts would occur very gradually over a long period of time and thus would be difficult to quantify with any degree of specificity. Such climate change could cause shifts in population, including customers moving away from our service territories.
It could also result in more frequent and more severe weather events, such as hurricanes and tornadoes, which could increase our costs to repair damaged facilities and restore service to our customers. If we were unable to deliver natural gas to our customers, our financial results would be impacted by lost revenues, and we generally would have to seek approval from regulators to recover restoration costs. To the extent we would be unable to recover those costs, or if higher rates resulting from our recovery of such costs would result in reduced demand for our services, our future business, financial condition or financial results could be adversely impacted.
Greenhouse gas emissions or other legislation or regulations intended to address climate change could increase our operating costs, adversely affecting our financial results, growth, cash flows and results of operations.
Federal, regional and/or state legislative and/or regulatory initiatives may attempt to control or limit the causes of climate change, including greenhouse gas emissions, such as carbon dioxide and methane. Such laws or regulations could impose costs tied to greenhouse gas emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources, impose costs or restrictions on end users of natural gas, or result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates. The focus on climate change could adversely impact the reputation of fossil fuel products or services. The occurrence of the foregoing events could put upward pressure on the cost of natural gas relative to other energy sources, increase our costs and the prices we charge to customers, reduce the demand for natural gas or cause fuel switching to other energy sources, and impact the competitive position of natural gas and the ability to serve new or existing customers, adversely affecting our business, results of operations and cash flows.
Increased dependence on technology may hinder the Company’s business operations and adversely affect its financial condition and results of operations if such technologies fail.
Over the last several years, the Company has implemented or acquired a variety of technological tools including both Company-owned information technology and technological services provided by outside parties. These tools and systems support critical functions including, scheduling and dispatching of service technicians, automated meter reading systems, customer care and billing, operational plant logistics, management reporting, and external financial reporting. The failure of these or other similarly important technologies, or the Company’s inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder its business operations and adversely impact its financial condition and results of operations.
Although the Company has, when possible, developed alternative sources of technology and built redundancy into its computer networks and tools, there can be no assurance that these efforts would protect against all potential issues related to the loss of any such technologies.
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
Distribution, transmission and related assets
At September 30, 2019, in our distribution segment, we owned an aggregate of 70,875 miles of underground distribution and transmission mains throughout our distribution systems. These mains are located on easements or rights-of-way. We maintain our mains through a program of continuous inspection and repair and believe that our system of mains is in good condition. Through our pipeline and storage segment we owned 5,669 miles of gas transmission lines as well.
Storage Assets
We own underground gas storage facilities in several states to supplement the supply of natural gas in periods of peak demand. The following table summarizes certain information regarding our underground gas storage facilities at September 30, 2019:

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

Additionally, we contract for storage service in underground storage facilities on many of the interstate and intrastate pipelines serving us to supplement our proprietary storage capacity. The following table summarizes our contracted storage capacity at September 30, 2019:

Segment	Division/Company	Maximum Storage Quantity (MMBtu)	Maximum Daily Withdrawal Quantity (MDWQ)(1)
Distribution Segment
	Colorado-Kansas Division	6,343,728	147,965
	Kentucky/Mid-States Division	8,175,103	226,739
	Louisiana Division	2,514,875	173,765
	Mid-Tex Division	4,000,000	150,000
	Mississippi Division	5,099,536	164,764
	West Texas Division	5,500,000	176,000
Total		31,633,242	1,039,233
Pipeline and Storage Segment
	Trans Louisiana Gas Pipeline, Inc.	1,000,000	47,500

Total Contracted Storage Capacity		32,633,242	1,086,733

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
See Note 12 to the consolidated financial statements, which is incorporated in this Item 3 by reference.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our stock trades on the New York Stock Exchange under the trading symbol “ATO.” The dividends paid per share of our common stock for fiscal 2019 and 2018 are listed below.

	Fiscal 2019	Fiscal 2018
Quarter ended:
December 31	$0.525	$0.485
March 31	0.525	0.485
June 30	0.525	0.485
September 30	0.525	0.485
	$2.10	$1.94
Dividends are payable at the discretion of our Board of Directors out of legally available funds. The Board of Directors typically declares dividends in the same fiscal quarter in which they are paid. As of October 31, 2019, there were 11,806 holders of record of our common stock. Future payments of dividends, and the amounts of these dividends, will depend on our financial condition, results of operations, capital requirements and other factors. We sold no securities during fiscal 2019 that were not registered under the Securities Act of 1933, as amended.
Performance Graph

The performance graph and table below compares the yearly percentage change in our total return to shareholders for the last five fiscal years with the total return of the S&P 500 Stock Index (S&P 500) and the cumulative total return of a customized peer company group, the Comparison Company Index. The Comparison Company Index is comprised of natural gas distribution companies with similar revenues, market capitalizations and asset bases to that of the Company. The graph and table below assume that $100.00 was invested on September 30, 2014 in our common stock, the S&P 500 and in the common stock of the companies in the Comparison Company Indices, as well as a reinvestment of dividends paid on such investments throughout the period.

Comparison of Five-Year Cumulative Total Return
among Atmos Energy Corporation, S&P 500 Index
and Comparison Company Index

	Cumulative Total Return
	9/30/2014	9/30/2015	9/30/2016	9/30/2017	9/30/2018	9/30/2019
Atmos Energy Corporation	100.00	125.54	164.58	189.56	217.10	268.76
S&P 500 Stock Index	100.00	99.39	114.72	136.07	160.44	167.27
Comparison Company Index	100.00	110.80	136.77	159.21	168.54	219.86

The Comparison Company Index reflects the cumulative total return of companies in our peer group, which is comprised of a hybrid group of utility companies, primarily natural gas distribution companies, recommended by our independent executive compensation consulting firm and approved by the Board of Directors. The companies in the index are Alliant Energy Corporation, Ameren Corporation, CenterPoint Energy, Inc., CMS Energy Corporation, DTE Energy Company, National Fuel Gas Company, NiSource Inc., ONE Gas, Inc., Spire Inc. (formerly The Laclede Group, Inc.), Vectren Corporation(1), WEC Energy Group, Inc., and Xcel Energy, Inc.

(1)
Vectren Corporation merged with CenterPoint Energy, Inc. prior to September 30, 2019. As a result, the cumulative total return of Vectren Corporation is not included in the Comparison Company Index represented in the graph above.

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2019.

	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
1998 Long-Term Incentive Plan	1,004,158	(1)	$—	1,489,985
Total equity compensation plans approved by security holders	1,004,158		—	1,489,985
Equity compensation plans not approved by security holders	—		—	—
Total	1,004,158		$—	1,489,985

(1)
Comprised of a total of 384,056 time-lapse restricted stock units, 343,467 director share units and 276,635 performance-based restricted stock units at the target level of performance granted under our 1998 Long-Term Incentive Plan.

ITEM 6.	Selected Financial Data.
The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements included herein.

	Fiscal Year Ended September 30
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Results of Operations
Operating revenues	$2,901,848	$3,115,546	$2,759,735	$2,454,648	$2,926,985
Contribution Margin	$2,043,011	$1,947,698	$1,834,199	$1,708,456	$1,631,310
Income from continuing operations	$511,406	$603,064	$382,711	$345,542	$305,623
Net income	$511,406	$603,064	$396,421	$350,104	$315,075
Diluted income per share from continuing operations	$4.35	$5.43	$3.60	$3.33	$3.00
Diluted net income per share	$4.35	$5.43	$3.73	$3.38	$3.09
Cash dividends declared per share	$2.10	$1.94	$1.80	$1.68	$1.56
Financial Condition
Net property, plant and equipment(1)	$11,787,669	$10,371,147	$9,259,182	$8,268,606	$7,416,700
Total assets	$13,367,619	$11,874,437	$10,749,596	$10,010,889	$9,075,072
Capitalization:
Shareholders’ equity	$5,750,223	$4,769,951	$3,898,666	$3,463,059	$3,194,797
Long-term debt (excluding current maturities)	3,529,452	2,493,665	3,067,045	2,188,779	2,437,515
Total capitalization	$9,279,675	$7,263,616	$6,965,711	$5,651,838	$5,632,312

(1)	Amounts shown are net of assets held for sale related to the divestiture of our natural gas marketing business for fiscal years 2016 and 2015.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995
The statements contained in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: state and local regulatory trends and decisions, including the impact of rate proceedings before various state regulatory commissions; increased federal regulatory oversight and potential penalties; possible increased federal, state and local regulation of the safety of our operations; possible significant costs and liabilities resulting from pipeline integrity and other similar programs and related repairs; the inherent hazards and risks involved in distributing, transporting and storing natural gas; the capital-intensive nature of our business; our ability to continue to access the credit and capital markets to execute our business strategy; market risks beyond our control affecting our risk management activities, including commodity price volatility, counterparty performance or creditworthiness and interest rate risk; the concentration of our operations in Texas; the impact of adverse economic conditions on our customers; changes in the availability and price of natural gas; the availability and accessibility of contracted gas supplies, interstate pipeline and/or storage services; increased competition from energy suppliers and alternative forms of energy; adverse weather conditions; increased costs of providing health care benefits, along with pension and postretirement health care benefits and increased funding requirements; the inability to continue to hire, train and retain operational, technical and managerial personnel; the impact of climate change; the impact of greenhouse gas emissions or other legislation or regulations intended to address climate change; increased dependence on technology that may hinder the Company's business if such technologies fail; the threat of cyber-attacks or acts of cyber-terrorism that could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information; natural disasters, terrorist activities or other events and other risks and uncertainties discussed herein, all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.
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
Our significant accounting policies are discussed in Notes 2 and 16 to our consolidated financial statements. The accounting policies discussed below are both important to the presentation of our financial condition and results of operations and require management to make difficult, subjective or complex accounting estimates. Accordingly, these critical accounting policies are reviewed periodically by the Audit Committee of the Board of Directors.

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
General economic and market conditions Projected timing and amount of future discounted cash flows Judgment in the evaluation of relevant data

Non-GAAP Financial Measures
Our operations are affected by the cost of natural gas, which is passed through to our customers without markup and includes commodity price, transportation, storage, injection and withdrawal fees and settlements of financial instruments used to mitigate commodity price risk. These costs are reflected in the consolidated statements of comprehensive income as purchased gas cost. Therefore, increases in the cost of gas are offset by a corresponding increase in revenues. Accordingly, we believe Contribution Margin, a non-GAAP financial measure, defined as operating revenues less purchased gas cost, is a more useful and relevant measure to analyze our financial performance than operating revenues. As such, the following discussion and analysis of our financial performance will reference Contribution Margin rather than operating revenues and purchased gas cost individually. Further, the term Contribution Margin is not intended to represent operating income, the most comparable GAAP financial measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies.
As described further in Note 13, the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA") required us to remeasure our deferred tax assets and liabilities at our new federal statutory income tax rate as of December 22, 2017. The remeasurement of our net deferred tax liabilities resulted in the recognition of a non-cash income tax benefit of $158.8 million for the fiscal year ended September 30, 2018. Due to the non-recurring nature of this benefit, we believe that net income and diluted net income per share before the non-cash income tax benefit provide a more relevant measure to analyze our financial performance than net income and diluted net income per share in order to allow investors to better analyze our core results and allow the information to be presented on a comparative basis to the prior year. Accordingly, the following discussion and analysis of our financial performance will reference adjusted net income and adjusted diluted earnings per share, non-GAAP measures, which are calculated as follows:

	For the Fiscal Year Ended September 30
	2019	2018	Change
	(In thousands, except per share data)
Net income	$511,406	$603,064	$(91,658)
TCJA non-cash income tax benefit	—	(158,782)	158,782
Adjusted net income	$511,406	$444,282	$67,124

Diluted net income per share	$4.35	$5.43	$(1.08)
Diluted EPS from TCJA non-cash income tax benefit	—	(1.43)	1.43
Adjusted diluted net income per share	$4.35	$4.00	$0.35
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
During fiscal 2019, we recorded net income of $511.4 million, or $4.35 per diluted share, compared to net income of $603.1 million, or $5.43 per diluted share in the prior year. After adjusting for the nonrecurring benefit recognized after implementing the TCJA in fiscal 2018, we recorded adjusted net income of $444.3 million, or $4.00 per diluted share for the year ended September 30, 2018.

The following table details our consolidated net income by segment during the last three fiscal years:

	For the Fiscal Year Ended September 30
	2019	2018	2017
	(In thousands)
Distribution segment	$328,814	$442,966	$268,369
Pipeline and storage segment	182,592	160,098	114,342
Net income from continuing operations	511,406	603,064	382,711
Net income from discontinued operations	—	—	13,710
Net income	$511,406	$603,064	$396,421
The year-over-year increase in adjusted net income of $67.1 million, or 15 percent, largely reflects positive rate outcomes driven by safety and reliability spending, customer growth in our distribution business, positive Contribution Margin in our pipeline and storage business primarily due to positive supply and demand dynamics affecting the Permian Basin due to wider spreads and the impact of the TCJA on our effective income tax rate. During the year ended September 30, 2019, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $116.7 million and had nine ratemaking efforts in progress at September 30, 2019, seeking a total increase in annual operating income of $81.2 million.
Capital expenditures for fiscal 2019 increased 15 percent period-over-period, to $1.7 billion. Over 80 percent was invested to improve the safety and reliability of our distribution and transmission systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce regulatory lag to six months or less. We funded a portion of our current-year capital expenditures program through operating cash flows of $968.8 million. Additionally, we completed over $2 billion in external financing during the year ended September 30, 2019 with the issuance of $1.1 billion in 30-year senior notes and over $1.0 billion of common stock, of which approximately $470 million was allocated to forward sale agreements which have not yet been settled. The net proceeds from these issuances, together with available cash, were used to repay at maturity our $450 million 8.5% unsecured senior notes, to repay short-term debt under our commercial paper program, to fund capital spending and for general corporate purposes.
Additionally, on October 2, 2019, we completed a public offering of $300 million of 2.625% senior notes due 2029 and $500 million of 3.375% senior notes due 2049. We received net proceeds from the offering, after underwriting discount and estimated offering expenses of approximately $791.6 million, that were used for general corporate purposes, including the repayment of working capital borrowings pursuant to our commercial paper program. The effective interest rate of these notes is 2.72% and 3.42% after giving effect to the offering costs.
As a result of the continued contribution and stability of our earnings, cash flows and capital structure, our Board of Directors increased the quarterly dividend by 9.5% percent for fiscal 2020.
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
During fiscal 2019, we completed 22 regulatory proceedings in our distribution segment, resulting in a $67.5 million increase in annual operating income.
Review of Financial and Operating Results
Financial and operational highlights for our distribution segment for the fiscal years ended September 30, 2019, 2018 and 2017 are presented below.

	For the Fiscal Year Ended September 30
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In thousands, unless otherwise noted)
Operating revenues	$2,745,461	$3,003,047	$2,649,175	$(257,586)	$353,872
Purchased gas cost	1,268,591	1,559,836	1,269,456	(291,245)	290,380
Contribution Margin	1,476,870	1,443,211	1,379,719	33,659	63,492
Operating expenses(1)	1,006,098	957,544	865,995	48,554	91,549
Operating income	470,772	485,667	513,724	(14,895)	(28,057)
Other non-operating income (expense)(1)	6,241	(6,649)	(9,777)	12,890	3,128
Interest charges	60,031	65,850	79,789	(5,819)	(13,939)
Income before income taxes	416,982	413,168	424,158	3,814	(10,990)
Income tax expense	88,168	107,880	155,789	(19,712)	(47,909)
TCJA non-cash income tax benefit	—	(137,678)	—	137,678	(137,678)
Net income	$328,814	$442,966	$268,369	$(114,152)	$174,597
Consolidated distribution sales volumes — MMcf	315,476	300,817	246,825	14,659	53,992
Consolidated distribution transportation volumes — MMcf	155,078	150,566	141,540	4,512	9,026
Total consolidated distribution throughput — MMcf	470,554	451,383	388,365	19,171	63,018
Consolidated distribution average cost of gas per Mcf sold	$4.02	$5.19	$5.14	$(1.17)	$0.05

(1)
In accordance with our adoption of new accounting standards, changes in income statement presentation were implemented on a retrospective basis and impacted previously issued financial statements for the fiscal years ended 2018 and 2017, as discussed in greater detail in Note 2.

Fiscal year ended September 30, 2019 compared with fiscal year ended September 30, 2018
Income before income taxes for our distribution segment increased slightly, primarily due to a $33.7 million increase in Contribution Margin and a combined $18.7 million decrease in other non-operating expense and interest charges, partially offset by a $48.6 million increase in operating expenses. The year-to-date increase in Contribution Margin primarily reflects:

•	a $33.0 million net increase in rate adjustments, after the effect of the TCJA, primarily in our Mid-Tex, Mississippi and West Texas Divisions.

•	a $12.8 million increase from customer growth primarily in our Mid-Tex Division.

•	a $9.6 million decrease in revenue-related taxes primarily in our Mid-Tex Division, offset by a corresponding $9.8 million decrease in the related tax expense.

•	a $2.3 million decrease in residential and commercial net consumption.
Operating expenses, which include operating and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, increased $48.6 million primarily due to:

•	a $35.9 million increase in depreciation expense and property taxes associated with increased capital investments.

•	a $20.7 million increase in pipeline maintenance and related activities.

•	a $13.7 million increase in employee and training costs as we have increased service-related headcount to support operations in our fastest growing service territories.

•	a $3.5 million increase in software maintenance fees.

•	a $24.3 million decrease in nonrecurring expenses related to the planned outage of our natural gas distribution system in Northwest Dallas in March 2018.

The year-over-year decrease in other non-operating expense and interest charges of $18.7 million is primarily due to increased capitalized interest and AFUDC, as well as decreases due to the adoption of new accounting standards. As discussed further in Note 2, we are now required to recognize changes in the fair value of our equity securities formerly designated as available-for-sale on our consolidated statements of comprehensive income and the components of net periodic cost other than the service cost component are included in other non-operating expense in the consolidated statements of comprehensive income. These decreases are partially offset by an increase in interest expense due to the issuance of long-term debt during fiscal 2019.
The decrease in income tax expense reflects a reduction in our effective tax rate from 26.1% to 21.1%, as a result of the TCJA.
The fiscal year ended September 30, 2018 compared with fiscal year ended September 30, 2017 for our distribution segment is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
The following table shows our operating income by distribution division, in order of total rate base, for the fiscal years ended September 30, 2019, 2018 and 2017. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	For the Fiscal Year Ended September 30
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In thousands)
Mid-Tex	$202,050	$202,444	$233,158	$(394)	$(30,714)
Kentucky/Mid-States	73,965	81,105	75,214	(7,140)	5,891
Louisiana	70,440	70,609	69,300	(169)	1,309
West Texas	44,902	45,494	46,859	(592)	(1,365)
Mississippi	46,229	47,237	38,505	(1,008)	8,732
Colorado-Kansas	34,362	32,333	34,658	2,029	(2,325)
Other	(1,176)	6,445	16,030	(7,621)	(9,585)
Total	$470,772	$485,667	$513,724	$(14,895)	$(28,057)
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

APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 15, 2019, APT made a GRIP filing that covered changes in net investment from January 1, 2018 through December 31, 2018 with a requested increase in operating income of $49.2 million. On May 7, 2019, the RRC approved the Company's GRIP filing.
On December 21, 2016, the Louisiana Public Service Commission approved an annual increase of five percent to the demand fee charged by our natural gas transmission pipeline for each of the next 10 years, effective October 1, 2017.
Review of Financial and Operating Results
Financial and operational highlights for our pipeline and storage segment for the fiscal years ended September 30, 2019, 2018 and 2017 are presented below.

	For the Fiscal Year Ended September 30
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$369,743	$354,885	$338,850	$14,858	$16,035
Third-party transportation revenue	183,014	140,231	100,100	42,783	40,131
Other revenue	14,267	12,597	18,080	1,670	(5,483)
Total operating revenues	567,024	507,713	457,030	59,311	50,683
Total purchased gas cost	(360)	1,978	2,506	(2,338)	(528)
Contribution Margin	567,384	505,735	454,524	61,649	51,211
Operating expenses	292,098	263,468	232,620	28,630	30,848
Operating income	275,286	242,267	221,904	33,019	20,363
Other non-operating income (expense)	1,163	(3,495)	(1,575)	4,658	(1,920)
Interest charges	43,122	40,796	40,393	2,326	403
Income before income taxes	233,327	197,976	179,936	35,351	18,040
Income tax expense	50,735	58,982	65,594	(8,247)	(6,612)
TCJA non-cash income tax benefit	—	(21,104)	—	21,104	(21,104)
Net income	$182,592	$160,098	$114,342	$22,494	$45,756
Gross pipeline transportation volumes — MMcf	939,376	871,904	770,348	67,472	101,556
Consolidated pipeline transportation volumes — MMcf	721,998	663,900	596,179	58,098	67,721
Fiscal year ended September 30, 2019 compared with fiscal year ended September 30, 2018
Income before income taxes for our pipeline and storage segment increased 18 percent, primarily due to a $61.6 million increase in Contribution Margin, partially offset by a $28.6 million increase in operating expenses. The increase in Contribution Margin primarily reflects:

•
a $46.5 million net increase in rate adjustments, after the effect of the TCJA, primarily from the approved GRIP filings approved in May 2018 and May 2019. The increase in rates was driven primarily by increased safety and reliability spending.

•	a net increase of $12.2 million primarily from positive supply and demand dynamics affecting the Permian Basin, due to wider spreads.
The increase in operating expenses is primarily due to higher depreciation expense of $11.6 million associated with increased capital investments and higher system maintenance expense of $15.3 million primarily due to spending on hydro testing and in-line inspections.
The decrease in income tax expense primarily reflects a reduction in our effective tax rate from 29.8% to 21.7%, as a result of the TCJA.
The fiscal year ended September 30, 2018 compared with fiscal year ended September 30, 2017 for our pipeline and storage segment is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
Natural Gas Marketing Segment
Through December 31, 2016, we were engaged in an unregulated natural gas marketing business, which was conducted by Atmos Energy Marketing (AEM). AEM’s primary business was to aggregate and purchase gas supply, arrange transportation and storage logistics and ultimately deliver gas to customers at competitive prices.

As more fully described in Note 16, effective January 1, 2017, we sold all of the equity interests of AEM to CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Inc. As a result of the sale, Atmos Energy fully exited the nonregulated natural gas marketing business. Accordingly, a gain on sale from discontinued operations for $2.7 million was recorded and net income of $11.0 million for AEM is reported as discontinued operations for the year ended September 30, 2017.
The fiscal year ended September 30, 2018 compared with fiscal year ended September 30, 2017 for our natural gas marketing segment is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES
The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. External debt financing is provided primarily through the issuance of long-term debt, a $1.5 billion commercial paper program and three committed revolving credit facilities with a total availability from third-party lenders of approximately $1.5 billion. The commercial paper program and credit facilities provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company's desired capital structure with an equity-to-total-capitalization ratio between 50% and 60%, inclusive of long-term and short-term debt. Additionally, we have various uncommitted trade credit lines with our gas suppliers that we utilize to purchase natural gas on a monthly basis. The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditures program for fiscal year 2020 and beyond.
To support our capital market activities, we filed a registration statement with the SEC on November 13, 2018 that permits us to issue a total of $3.0 billion in common stock and/or debt securities. The registration statement replaced our previous registration statement that was effectively exhausted in October 2018. At September 30, 2019, approximately $1.3 billion of securities remained available for issuance under the shelf registration statement.
On November 19, 2018, we filed a prospectus supplement under the registration statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $500 million (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program). At September 30, 2019, approximately $75 million remained available under the ATM equity sales program.
For the year ended September 30, 2019, we completed over $2 billion of long-term debt and equity financing. During fiscal 2019, we executed forward sales with various forward sellers who borrowed and sold 6,813,135 shares of our common stock for initial aggregate proceeds of approximately $673 million.

The following table summarizes the remaining availability under our various forward sales as of September 30, 2019:

Issue Quarter	Shares Available	Net Proceeds Available (In thousands)	Maturity	Forward Price
December 31, 2018	485,189	$44,342	3/31/2020	$91.39
March 31, 2019	1,670,509	158,348	3/31/2020	$94.79
June 30, 2019	1,050,563	106,034	9/30/2020	$100.93
September 30, 2019	1,423,599	154,631	9/30/2020	$108.62
Total	4,629,860	$463,355
The following table presents our capitalization as of September 30, 2019 and 2018:

	September 30
	2019		2018
	(In thousands, except percentages)
Short-term debt	$464,915	4.8%	$575,780	6.8%
Long-term debt	3,529,452	36.2%	3,068,665	36.5%
Shareholders’ equity	5,750,223	59.0%	4,769,951	56.7%
Total capitalization, including short-term debt	$9,744,590	100.0%	$8,414,396	100.0%

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the years ended September 30, 2019, 2018 and 2017 are presented below.

	For the Fiscal Year Ended September 30
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In thousands)
Total cash provided by (used in)
Operating activities	$968,769	$1,124,662	$867,090	$(155,893)	$257,572
Investing activities	(1,683,660)	(1,463,566)	(1,056,306)	(220,094)	(407,260)
Financing activities	725,670	326,266	168,091	399,404	158,175
Change in cash and cash equivalents	10,779	(12,638)	(21,125)	23,417	8,487
Cash and cash equivalents at beginning of period	13,771	26,409	47,534	(12,638)	(21,125)
Cash and cash equivalents at end of period	$24,550	$13,771	$26,409	$10,779	$(12,638)
Cash flows for the fiscal year ended September 30, 2018 compared with fiscal year ended September 30, 2017 is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
Cash flows from operating activities
For the fiscal year ended September 30, 2019, we generated cash flow from operating activities of $968.8 million compared with $1,124.7 million in the prior year. The year-over-year decrease is primarily attributable to the change in net income and working capital changes, particularly in our distribution segment resulting from the timing of payments for natural gas purchases and deferred gas cost recoveries.
Cash flows from investing activities
Our capital expenditures are primarily used to improve the safety and reliability of our distribution and transmission system through pipeline replacement and system modernization and to enhance and expand our system to meet customer needs. Over the last three fiscal years, approximately 84 percent of our capital spending has been committed to improving the safety and reliability of our system.
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
For the fiscal year ended September 30, 2019, we had $1.7 billion in capital expenditures compared with $1.5 billion for the fiscal year ended September 30, 2018. Capital spending increased by $225.9 million, or 15%, as a result of planned increases in our distribution segment to repair and replace vintage pipe and increases in spending in our pipeline and storage segment to improve the reliability of gas service to our local distribution company customers.
Cash flows from financing activities
Our financing activities provided $725.7 million and $326.3 million in cash for fiscal years 2019 and 2018. Our significant financing activities for the fiscal years ended September 30, 2019 and 2018 are summarized as follows:
2019
During the fiscal year ended September 30, 2019, we received $1.7 billion in net proceeds from the issuance and repayment of long-term debt and issuance of equity. This activity is summarized below:

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

•	In May and August 2019, we settled forward sale agreements for 2,183,275 shares of common stock for net proceeds of approximately $200 million.

•	In September 2019, we repaid our $125 million floating rate term loan at its maturity.

Additionally, cash dividends increased due to an 8.2 percent increase in our dividend rate and an increase in shares outstanding.
2018
During the fiscal year ended September 30, 2018, we used $395.1 million in net proceeds from equity financing to reduce short-term debt, to support our capital spending and for other general corporate purposes.

The following table shows the number of shares issued for the fiscal years ended September 30, 2019, 2018 and 2017:

	For the Fiscal Year Ended September 30
	2019	2018	2017
Shares issued:
Direct Stock Purchase Plan	110,063	131,213	112,592
Retirement Savings Plan	81,456	94,081	228,326
1998 Long-Term Incentive Plan (LTIP)	299,612	385,351	529,662
Equity Offering(1)	7,574,111	4,558,404	—
At-the-Market (ATM) Equity Sales Program(1)	—	—	1,303,494
Total shares issued	8,065,242	5,169,049	2,174,074

(1)	Share amounts do not include shares issued under forward sale agreements until the shares have been settled.
Credit Ratings
Our credit ratings directly affect our ability to obtain short-term and long-term financing, in addition to the cost of such financing. In determining our credit ratings, the rating agencies consider a number of quantitative factors, including but not limited to, debt to total capitalization, operating cash flow relative to outstanding debt, operating cash flow coverage of interest and operating cash flow less dividends to debt. In addition, the rating agencies consider qualitative factors such as consistency of our earnings over time, the risks associated with our business and the regulatory structures that govern our rates in the states where we operate.
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). On December 14, 2018, Moody's affirmed our debt ratings and changed their outlook from stable to positive, citing improvements to our regulatory construct that reduce investment recovery lag and our balanced fiscal policy. As of September 30, 2019, S&P maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of September 30, 2019. Our debt covenants are described in Note 6 to the consolidated financial statements.
Contractual Obligations and Commercial Commitments
The following table provides information about contractual obligations and commercial commitments at September 30, 2019.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(In thousands)
Contractual Obligations
Long-term debt(1)	$3,560,000	$—	$—	$—	$3,560,000
Short-term debt(1)	464,915	464,915	—	—	—
Interest charges(2)	3,392,249	155,742	311,484	311,484	2,613,539
Capital lease obligations(3)	5,608	243	501	521	4,343
Operating leases(4)	200,136	21,017	39,786	33,789	105,544
Financial instrument obligations(5)	5,801	4,552	1,249	—	—
Pension and postretirement benefit plan contributions(6)	308,033	44,994	61,954	48,900	152,185
Uncertain tax positions (7)	27,716	—	27,716	—	—
Total contractual obligations	$7,964,458	$691,463	$442,690	$394,694	$6,435,611

(1)	See Note 6 to the consolidated financial statements.

(2)	Interest charges were calculated using the effective rate for each debt issuance.

(3)	Capital lease payments shown above include interest totaling $3.0 million. See Note 11 to the consolidated financial statements.

(4)
Future minimum lease payments do not include amounts for fleet leases and other de minimis items that can be renewed beyond the initial lease term. The Company anticipates renewing the leases beyond the initial term, but the anticipated payments associated with the renewals do not meet the definition of expected minimum lease payments and therefore are not included above. Expected payments for these leases are $17.6 million in 2020, $18.0 million in 2021, $11.8 million in 2022, $8.5 million in 2023, $5.4 million in 2024 and $2.7 million thereafter. See Note 11 to the consolidated financial statements.

(5)
Represents liabilities for natural gas commodity financial instruments that were valued as of September 30, 2019. The ultimate settlement amounts of these remaining liabilities are unknown because they are subject to continuing market risk until the financial instruments are settled.

(6)
Represents expected contributions to our defined benefit and postretirement benefit plans, which are discussed in Note 8 to the consolidated financial statements. Based upon current market conditions, the current funded position of the plans and the funding requirements under the PPA, we do not anticipate minimum required contributions for the foreseeable future. However, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.

(7)
Represents liabilities associated with uncertain tax positions claimed or expected to be claimed on tax returns. The amount does not include interest and penalties that may be applied to these positions.

We maintain supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of individual contracts. Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. At September 30, 2019, we were committed to purchase 40.1 Bcf within one year and 1.6 Bcf within two to three years under indexed contracts.
The change in deferred taxes related to our cost of service ratemaking (referred to as excess deferred taxes) was reclassified into a regulatory liability and will be returned to ratepayers in accordance with regulatory requirements. At September 30, 2019, this liability totaled $726.3 million. We received approval from regulators to return excess deferred taxes in most of our jurisdictions in accordance with regulatory proceedings on a provisional basis over periods ranging from 13 to

51 years. In our remaining jurisdictions, the treatment of the effects of the TCJA in rates is being addressed in ongoing or will be addressed in future regulatory proceedings. See Note 13 for further information.
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
The following table shows the components of the change in fair value of our financial instruments for the fiscal year ended September 30, 2019 (in thousands):

Fair value of contracts at September 30, 2018	$(55,218)
Contracts realized/settled	97,288
Fair value of new contracts	(300)
Other changes in value	(45,760)
Fair value of contracts at September 30, 2019	(3,990)
Netting of cash collateral	—
Cash collateral and fair value of contracts at September 30, 2019	$(3,990)
The fair value of our financial instruments at September 30, 2019, is presented below by time period and fair value source:

	Fair Value of Contracts at September 30, 2019
	Maturity in years
Source of Fair Value	Less than 1	1-3	4-5	Greater than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(2,966)	$(1,024)	$—	$—	$(3,990)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(2,966)	$(1,024)	$—	$—	$(3,990)
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
We conduct risk management activities in our distribution and pipeline and storage segments. In our distribution segment, we use a combination of physical storage, fixed-price forward contracts and financial instruments, primarily over-the-counter swap and option contracts, in an effort to minimize the impact of natural gas price volatility on our customers during the winter heating season. Our risk management activities and related accounting treatment are described in further detail in Note 14 to the consolidated financial statements. Additionally, our earnings are affected by changes in short-term interest rates as a result of our issuance of short-term commercial paper and our other short-term borrowings.
Commodity Price Risk
We purchase natural gas for our distribution operations. Substantially all of the costs of gas purchased for distribution operations are recovered from our customers through purchased gas cost adjustment mechanisms. Therefore, our distribution operations have limited commodity price risk exposure.

Interest Rate Risk
Our earnings are exposed to changes in short-term interest rates associated with our short-term commercial paper program and other short-term borrowings. We use a sensitivity analysis to estimate our short-term interest rate risk. For purposes of this analysis, we estimate our short-term interest rate risk as the difference between our actual interest expense for the period and estimated interest expense for the period assuming a hypothetical average one percent increase in the interest rates associated with our short-term borrowings. Had interest rates associated with our short-term borrowings increased by an average of one percent, our interest expense would not have been materially increased during 2019.

ITEM 8.	Financial Statements and Supplementary Data.
All other financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and accompanying notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Atmos Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation (the “Company“) as of September 30, 2019 and 2018, the related consolidated statements of comprehensive income, shareholders‘ equity, and cash flows, for each of the three years in the period ended September 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 12, 2019 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of Capital Costs
Description of the Matter
As more fully described in Note 2 to the financial statements, the Company capitalizes the direct and indirect costs of construction. Once a project is completed, it is placed into service and included in the Company’s rate base. Costs of maintenance and repairs that are not included in the Company’s rate base are charged to expense. For the year ended September 30, 2019, the Company capitalized approximately $1.8 billion of construction-related costs for regulated property, plant and equipment.
Auditing management’s identification of capital additions and maintenance and repairs expense involved significant effort and auditor judgment. These amounts have both a higher magnitude and a higher likelihood of potential misstatement. As a cost-based, rate-regulated entity, the rates charged to customers are designed to recover the entity’s costs and provide a rate of return on rate base. Net property, plant and equipment is the most significant component of the Company’s rate base. As a result, inappropriate capitalization of costs could affect the amount, timing and classification of revenues and expenses in the consolidated financial statements.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the initial determination and approval of expenditures for either capital additions or maintenance and repair. For example, we selected a sample of projects initiated during the year to evaluate the effectiveness of management’s review controls to determine the proper categorization of project expenditures as either capitalizable costs or current-period expense.
Our audit procedures included, among others, testing a sample of projects initiated during the year, including the evaluation of the nature of the project, with Company personnel outside of accounting and financial reporting. For example, we evaluated project setup through inspection of each project’s description for compliance with the Company’s capitalization policy as described in Note 2 and a series of inquiries of the project approver to understand how they assessed whether projects should be treated as capital or expense. Other audit procedures included evaluating whether the descriptions and amounts included on third-party invoices either support or contradict the project classification as capital, evaluating the appropriateness of individuals capitalizing direct labor charges to projects by assessing the relevance of their job function to the capital project, and recalculating other overhead costs capitalized to projects.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 1983.
Dallas, Texas
November 12, 2019

ATMOS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30
	2019	2018
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$13,758,899	$12,217,648
Construction in progress	421,694	349,725
	14,180,593	12,567,373
Less accumulated depreciation and amortization	2,392,924	2,196,226
Net property, plant and equipment	11,787,669	10,371,147
Current assets
Cash and cash equivalents	24,550	13,771
Accounts receivable, less allowance for doubtful accounts of $15,899 in 2019 and $14,795 in 2018	230,571	253,295
Gas stored underground	130,138	165,732
Other current assets	72,772	46,055
Total current assets	458,031	478,853
Goodwill	730,706	730,419
Deferred charges and other assets	391,213	294,018
	$13,367,619	$11,874,437
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: 2019 — 119,338,925 shares, 2018 — 111,273,683 shares	$597	$556
Additional paid-in capital	3,712,194	2,974,926
Accumulated other comprehensive loss	(114,583)	(83,647)
Retained earnings	2,152,015	1,878,116
Shareholders’ equity	5,750,223	4,769,951
Long-term debt	3,529,452	2,493,665
Total capitalization	9,279,675	7,263,616
Commitments and contingencies (See Note 12)
Current liabilities
Accounts payable and accrued liabilities	265,024	217,283
Other current liabilities	479,501	547,068
Short-term debt	464,915	575,780
Current maturities of long-term debt	—	575,000
Total current liabilities	1,209,440	1,915,131
Deferred income taxes	1,300,015	1,154,067
Regulatory excess deferred taxes (See Note 13)	705,101	739,670
Regulatory cost of removal obligation	473,172	466,405
Pension and postretirement liabilities	279,083	177,520
Deferred credits and other liabilities	121,133	158,028
	$13,367,619	$11,874,437
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2019	2018	2017
	(In thousands, except per share data)
Operating revenues
Distribution segment	$2,745,461	$3,003,047	$2,649,175
Pipeline and storage segment	567,024	507,713	457,030
Intersegment eliminations	(410,637)	(395,214)	(346,470)
Total operating revenues	2,901,848	3,115,546	2,759,735
Purchased gas cost
Distribution segment	1,268,591	1,559,836	1,269,456
Pipeline and storage segment	(360)	1,978	2,506
Intersegment eliminations	(409,394)	(393,966)	(346,426)
Total purchased gas cost	858,837	1,167,848	925,536
Operation and maintenance expense	630,308	594,795	538,716
Depreciation and amortization expense	391,456	361,083	319,448
Taxes, other than income	275,189	263,886	240,407
Operating income	746,058	727,934	735,628
Other non-operating income (expense)	7,404	(10,144)	(11,352)
Interest charges	103,153	106,646	120,182
Income from continuing operations before income taxes	650,309	611,144	604,094
Income tax expense	138,903	8,080	221,383
Income from continuing operations	511,406	603,064	382,711
Income from discontinued operations, net of tax ($0, $0 and $6,841)	—	—	10,994
Gain on sale of discontinued operations, net of tax ($0, $0 and $10,215)	—	—	2,716
Net Income	$511,406	$603,064	$396,421
Basic net income per share
Income per share from continuing operations	$4.36	$5.43	$3.60
Income per share from discontinued operations	—	—	0.13
Net income per share - basic	$4.36	$5.43	$3.73
Diluted net income per share
Income per share from continuing operations	$4.35	$5.43	$3.60
Income per share from discontinued operations	—	—	0.13
Net income per share - diluted	$4.35	$5.43	$3.73
Weighted average shares outstanding:
Basic	117,200	111,012	106,100
Diluted	117,461	111,012	106,100

Net income	$511,406	$603,064	$396,421
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $64, $(146) and $1,473 (See Note 2)	218	(395)	2,564
Cash flow hedges:
Amortization and unrealized gain (loss) on interest rate agreements, net of tax of $(6,782), $13,017 and $43,238	(22,944)	44,936	75,222
Net unrealized gains on commodity cash flow hedges, net of tax of $0, $0 and $3,183	—	—	4,982
Total other comprehensive income (loss)	(22,726)	44,541	82,768
Total comprehensive income	$488,680	$647,605	$479,189
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2016	103,930,560	$520	$2,388,027	$(188,022)	$1,262,534	$3,463,059
Net income	—	—	—	—	396,421	396,421
Other comprehensive income	—	—	—	82,768	—	82,768
Cash dividends ($1.80 per share)	—	—	—	—	(191,931)	(191,931)
Common stock issued:
Public offering	1,303,494	6	98,749	—	—	98,755
Direct stock purchase plan	112,592	1	8,970	—	—	8,971
Retirement savings plan	228,326	1	17,551	—	—	17,552
1998 Long-term incentive plan	529,662	3	3,698	—	—	3,701
Employee stock-based compensation	—	—	19,370	—	—	19,370
Balance, September 30, 2017	106,104,634	531	2,536,365	(105,254)	1,467,024	3,898,666
Net income	—	—	—	—	603,064	603,064
Other comprehensive income	—	—	—	44,541	—	44,541
Cash dividends ($1.94 per share)	—	—	—	—	(214,906)	(214,906)
Cumulative effect of accounting change	—	—	—	(22,934)	22,934	—
Common stock issued:
Public offering	4,558,404	22	395,070	—	—	395,092
Direct stock purchase plan	131,213	1	11,322	—	—	11,323
Retirement savings plan	94,081	—	8,240	—	—	8,240
1998 Long-term incentive plan	385,351	2	3,469	—	—	3,471
Employee stock-based compensation	—	—	20,460	—	—	20,460
Balance, September 30, 2018	111,273,683	556	2,974,926	(83,647)	1,878,116	4,769,951
Net income	—	—	—	—	511,406	511,406
Other comprehensive loss	—	—	—	(22,726)	—	(22,726)
Cash dividends ($2.10 per share)	—	—	—	—	(245,717)	(245,717)
Cumulative effect of accounting change (1)	—	—	—	(8,210)	8,210	—
Common stock issued:
Public offering	7,574,111	38	694,065	—	—	694,103
Direct stock purchase plan	110,063	1	11,070	—	—	11,071
Retirement savings plan	81,456	—	8,252	—	—	8,252
1998 Long-term incentive plan	299,612	2	2,946	—	—	2,948
Employee stock-based compensation	—	—	20,935	—	—	20,935
Balance, September 30, 2019	119,338,925	$597	$3,712,194	$(114,583)	$2,152,015	$5,750,223

(1)	See Note 2, "Recent Accounting Pronouncements" for additional information.
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2019	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$511,406	$603,064	$396,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	391,456	361,083	319,633
Deferred income taxes	132,004	158,271	227,183
One-time income tax benefit	—	(158,782)	—
Gain on sale of discontinued operations	—	—	(12,931)
Discontinued cash flow hedging for commodity contracts	—	—	(10,579)
Stock-based compensation	11,121	12,863	14,064
Amortization of debt issuance costs	9,464	7,865	6,469
Equity component of AFUDC	(11,165)	—	—
Other	1,169	5,437	97
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	18,724	(29,208)	(58,696)
(Increase) decrease in gas stored underground	35,594	18,921	(35,126)
(Increase) decrease in other current assets	(26,590)	60,424	9,991
(Increase) decrease in deferred charges and other assets	(58,403)	(10,049)	102,254
Increase (decrease) in accounts payable and accrued liabilities	9,908	(11,857)	53,017
Increase (decrease) in other current liabilities	(103,895)	74,707	(78,651)
Increase (decrease) in deferred credits and other liabilities	47,976	31,923	(66,056)
Net cash provided by operating activities	968,769	1,124,662	867,090
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(1,693,477)	(1,467,591)	(1,137,089)
Acquisition	—	—	(86,128)
Proceeds from the sale of discontinued operations	4,000	3,000	140,253
Purchases of debt and equity securities	(29,153)	(46,401)	(53,597)
Proceeds from sale of debt and equity securities	6,070	22,360	31,792
Maturities of debt securities	20,299	15,716	9,332
Use tax refund	—	790	29,790
Other, net	8,601	8,560	9,341
Net cash used in investing activities	(1,683,660)	(1,463,566)	(1,056,306)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt	(110,865)	128,035	(382,066)
Proceeds from issuance of long-term debt, net of premium/discount	1,045,221	—	884,911
Net proceeds from equity offering	694,103	395,092	98,755
Issuance of common stock through stock purchase and employee retirement plans	19,323	19,563	26,523
Settlement of interest rate swaps	(90,141)	—	(36,996)
Interest rate swaps cash collateral	—	—	25,670
Repayment of long-term debt	(575,000)	—	(250,000)
Cash dividends paid	(245,717)	(214,906)	(191,931)
Debt issuance costs	(11,254)	—	(6,775)
Other	—	(1,518)	—
Net cash provided by financing activities	725,670	326,266	168,091
Net increase (decrease) in cash and cash equivalents	10,779	(12,638)	(21,125)
Cash and cash equivalents at beginning of year	13,771	26,409	47,534
Cash and cash equivalents at end of year	$24,550	$13,771	$26,409
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially all of our regulatory assets are recorded as a component of deferred charges and other assets and our regulatory liabilities are recorded as a component of other current liabilities and deferred credits and other liabilities. Deferred gas costs are recorded either in other current assets or liabilities and the long-term portion of regulatory excess deferred taxes and regulatory cost of removal obligation are reported separately. Significant regulatory assets and liabilities as of September 30, 2019 and 2018 included the following:

	September 30
	2019	2018
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$86,089	$6,496
Infrastructure mechanisms(1)	131,894	96,739
Deferred gas costs	23,766	1,927
Recoverable loss on reacquired debt	6,551	8,702
Deferred pipeline record collection costs	26,418	20,467
Rate case costs	1,346	2,741
Other	8,483	6,739
	$284,547	$143,811
Regulatory liabilities:
Regulatory excess deferred taxes(2)	$726,307	$744,895
Regulatory cost of service reserve	5,238	22,508
Regulatory cost of removal obligation	528,893	522,175
Deferred gas costs	14,112	94,705
Asset retirement obligation	17,054	12,887
APT annual adjustment mechanism	78,402	35,228
Pension and postretirement benefit costs	—	69,113
Other	16,120	9,486
	$1,386,126	$1,510,997

(1)
Infrastructure mechanisms in Texas and Louisiana allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on the deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recovered through base rates.

(2)
The TCJA resulted in the remeasurement of the net deferred tax liability included in our rate base. Of this amount, $21.2 million as of September 30, 2019 and $5.2 million as of September 30, 2018 is recorded in other current liabilities. The period and timing of the return of the excess deferred taxes is being determined by regulators in each of our jurisdictions. See Note 13 for further information.

Revenue recognition — Effective October 1, 2018, we adopted the new guidance under Accounting Standards Codification (ASC) Topic 606. See “Accounting pronouncements adopted in fiscal 2019” herein and Note 5 for information regarding our adoption of ASC 606 and the related disclosures.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pipeline and Storage Revenues
Pipeline and storage revenues primarily represent the transportation and storage of natural gas on our APT system and the transmission of natural gas through our 21-mile pipeline in Louisiana. APT provides transportation and storage services to our Mid-Tex Division, other third party local distribution companies and certain industrial customers under tariff rates approved by the RRC. APT also provides certain transportation and storage services to industrial and electric generation customers, as well as marketers and producers, under negotiated rates. Our pipeline in Louisiana is primarily used to aggregate gas supply for our Louisiana Division under a long-term contract and on a more limited basis to third parties. The demand fee charged to our Louisiana Division is subject to regulatory approval by the Louisiana Public Service Commission. We also manage two asset management plans with distribution affiliates of the Company at terms that have been approved by the applicable state regulatory commissions. The performance obligations for these transportation customers are satisfied by means of transporting customer-supplied gas to the designated location. Revenue is recognized and our performance obligation is satisfied over time when natural gas is delivered to the customer. Management determined that these arrangements qualify for the invoice practical expedient for recognizing revenue. For demand fee arrangements, revenue is recognized and our performance obligation is satisfied by standing ready to transport natural gas over the period of each individual month.
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
Purchased gas costs — Rates established by regulatory authorities are adjusted for increases and decreases in our purchased gas costs through purchased gas cost adjustment mechanisms. Purchased gas cost adjustment mechanisms provide gas distribution companies a method of recovering purchased gas costs on an ongoing basis without filing a rate case to address all of their non-gas costs. There is no margin generated through purchased gas cost adjustments, but they provide a dollar-for-dollar offset to increases or decreases in our distribution segment’s gas costs. The effects of these purchased gas cost adjustment mechanisms are recorded as deferred gas costs on our consolidated balance sheets.
Discontinued operations — Accounting policies specific to our discontinued natural gas marketing business are described in more detail in Note 16.
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
Property, plant and equipment — Regulated property, plant and equipment is stated at original cost, net of contributions in aid of construction. The cost of additions includes direct construction costs, payroll related costs (taxes, pensions and other fringe benefits), administrative and general costs and an allowance for funds used during construction. The allowance for funds used during construction (AFUDC) represents the capitalizable total cost of funds used to finance the construction of major projects.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details amounts capitalized for the fiscal year ended September 30.

		2019	2018	2017
Component of AFUDC	Statement of Comprehensive Income Location	(In thousands)
Debt	Interest charges	$7,643	$6,810	$2,479
Equity	Other non-operating income (expense)	11,165	—	—
		$18,808	$6,810	$2,479

Major renewals, including replacement pipe, and betterments that are recoverable through our regulatory rate base are capitalized while the costs of maintenance and repairs that are not capitalizable are charged to expense as incurred. The costs of large projects are accumulated in construction in progress until the project is completed. When the project is completed, tested and placed in service, the balance is transferred to the regulated plant in service account included in the rate base and depreciation begins.
Regulated property, plant and equipment is depreciated at various rates on a straight-line basis. These rates are approved by our regulatory commissions and are comprised of two components: one based on average service life and one based on cost of removal. Accordingly, we recognize our cost of removal expense as a component of depreciation expense. The related cost of removal accrual is reflected as a regulatory liability on the consolidated balance sheet. At the time property, plant and equipment is retired, removal expenses less salvage, are charged to the regulatory cost of removal accrual. The composite depreciation rate was 3.1 percent, 3.2 percent and 3.1 percent for the fiscal years ended September 30, 2019, 2018 and 2017.
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
As of September 30, 2019 and 2018, we had asset retirement obligations of $17.1 million and $12.9 million. Additionally, we had $11.3 million and $7.5 million of asset retirement costs recorded as a component of property, plant and equipment that will be depreciated over the remaining life of the underlying associated assets.
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
Impairment of long-lived assets — We evaluate whether events or circumstances have occurred that indicate that other long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected future cash flows. In the event the sum of the expected future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.
Goodwill — We annually evaluate our goodwill balances for impairment during our second fiscal quarter or more frequently as impairment indicators arise. During the second quarter of fiscal 2019, we completed our annual goodwill impairment assessment using a qualitative assessment, as permitted under U.S. GAAP. We test goodwill for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired. Although not applicable for the fiscal 2019 analysis, if the qualitative assessment resulted in impairment indicators, we would then use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. These calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates and the discount rate. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value.
Marketable securities — As of September 30, 2019, we hold marketable securities classified as either equity or debt securities. Beginning on October 1, 2018, changes in fair value of our equity securities were recorded in net income as discussed further below in the Recent accounting pronouncements section. Debt securities, which are considered available for sale securities, are reported at market value with unrealized gains and losses shown as a component of accumulated other

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income (loss). During fiscal 2018 and under the previous accounting guidance, all our debt and equity securities were considered available for sale securities.
We regularly evaluate the performance of our available for sale debt securities on an investment by investment basis for impairment, taking into consideration the securities’ purpose, volatility and current returns. If a determination is made that a decline in fair value is other than temporary, the related investment is written down to its estimated fair value.
Financial instruments and hedging activities — We currently use financial instruments to mitigate commodity price risk in our distribution and pipeline and storage segments and in the past have also used financial instruments to mitigate interest rate risk. The objectives and strategies for using financial instruments have been tailored to our business and are discussed in Note 14.
We record all of our financial instruments on the balance sheet at fair value, with changes in fair value ultimately recorded in the statement of comprehensive income. These financial instruments are reported as risk management assets and liabilities and are classified as current or noncurrent other assets or liabilities based upon the anticipated settlement date of the underlying financial instrument. We record the cash flow impact of our financial instruments in operating cash flows based upon their balance sheet classification.
The timing of when changes in fair value of our financial instruments are recorded in the statement of comprehensive income depends on whether the financial instrument has been designated and qualifies as a part of a hedging relationship or if regulatory rulings require a different accounting treatment. Changes in fair value for financial instruments that do not meet one of these criteria are recognized in the statement of comprehensive income as they occur.
Financial Instruments Associated with Commodity Price Risk
In our distribution segment, the costs associated with and the realized gains and losses arising from the use of financial instruments to mitigate commodity price risk are included in our purchased gas cost adjustment mechanisms in accordance with regulatory requirements. Therefore, changes in the fair value of these financial instruments are initially recorded as a component of deferred gas costs and recognized in the consolidated statements of comprehensive income as a component of purchased gas cost when the related costs are recovered through our rates and recognized in revenue in accordance with accounting principles generally accepted in the United States. Accordingly, there is no earnings impact on our distribution segment as a result of the use of these financial instruments.
Financial Instruments Associated with Interest Rate Risk
In connection with the planned issuance of long-term debt, we may use financial instruments to manage interest rate risk. We historically managed this risk through the use of forward starting interest rate swaps to fix the Treasury yield component of the interest cost associated with anticipated financings. We designate these financial instruments as cash flow hedges at the time the agreements are executed. Unrealized gains and losses associated with the instruments are recorded as a component of accumulated other comprehensive income (loss). When the instruments settle, the realized gain or loss is recorded as a component of accumulated other comprehensive income (loss) and recognized as a component of interest charges over the life of the related financing arrangement. Hedge ineffectiveness to the extent incurred is reported as a component of interest charges. As of September 30, 2019 and September 30, 2018, no cash was required to be held in margin accounts.
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
Our Level 1 measurements consist primarily of our debt and equity securities. The Level 1 measurements for investments in the Atmos Energy Corporation Master Retirement Trust (the Master Trust), Supplemental Executive Benefit Plan and postretirement benefit plan consist primarily of exchange-traded financial instruments.
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
Pension and other postretirement plans — Pension and other postretirement plan costs and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates and current demographic and actuarial mortality data. Our measurement date is September 30. The assumed discount rate and the expected return are the assumptions that generally have the most significant impact on our pension costs and liabilities. The assumed discount rate, the assumed health care cost trend rate and assumed rates of retirement generally have the most significant impact on our postretirement plan costs and liabilities. For the valuation performed as of September 30, 2019, decreases in the discount rate resulted in actuarial losses that increased our plan obligations.
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
The Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. We recognize accrued interest related to unrecognized tax benefits as a component of interest charges. We recognize penalties related to unrecognized tax benefits as a component of miscellaneous income (expense) in accordance with regulatory requirements.
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
Subsequent events — Except as noted in Note 6 regarding the public offering of senior notes, no events occurred subsequent to the balance sheet date that would require recognition or disclosure in the financial statements.
Recent accounting pronouncements
Accounting pronouncements adopted in fiscal 2019
During fiscal 2019, we adopted the following accounting guidance updates. The adoption of this new guidance, individually and collectively, did not have a material impact on our financial position, results of operations or cash flows.

•
Revenue recognition - We adopted the new guidance October 1, 2018 using the modified retrospective method. Under the new guidance, we are required to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The implementation of the new guidance did not have a material impact on our financial position, results of operations, cash flow or business processes. However, the guidance introduced new disclosures which are presented in Note 5.

•
Classification and measurement of financial instruments - The new guidance requires that we recognize changes in the fair value of our equity securities formerly designated as available-for-sale in other non-operating income (expense) in our consolidated statement of comprehensive income on a prospective basis from the date of adoption. However, we continue to classify cash flows from purchases and sales of equity securities within investing activities given the nature of these securities. Additionally, in accordance with the guidance, we reclassified a net $8.2 million unrealized gain related to these equity securities from accumulated other comprehensive income (AOCI) to retained earnings at October 1, 2018. The accounting for debt securities designated as available-for-sale did not change as a result of this new guidance. Accordingly, changes in the fair value of these securities will continue to be recorded as a component of AOCI.

•
Presentation of the Components of Net Periodic Benefit Cost - On October 1, 2018, we adopted the new guidance, which requires us to present only the current service cost component of the net benefit cost within operations and maintenance expense in the consolidated statements of comprehensive income. The remaining components of net benefit cost are now recorded in other non-operating income (expense) in our consolidated statements of comprehensive income. The change in presentation of these costs was implemented on a retrospective basis as required by the guidance. In lieu of determining how each component of the net periodic benefit cost was actually reflected in the prior periods’ statement of comprehensive income, we elected to utilize a practical expedient that permits the use of the amounts disclosed for these costs in our pension and post-retirement benefit plans footnote as the basis to retroactively apply this standard.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, under the new guidance, only the service cost component of net benefit cost is eligible for capitalization (e.g., as part of inventory or property, plant, and equipment). We continue to capitalize these costs into property, plant and equipment.
However, the FERC, which establishes the regulatory accounting practices for rate-regulated entities, issued guidance that permits such entities the option to continue to capitalize non-service benefit costs for regulatory purposes. Since the accounting guidelines by the FERC are typically followed by our state regulatory authorities, for U.S. GAAP reporting purposes, we are prospectively deferring into a regulatory asset the portion of non-service components of net periodic benefit cost that are capitalizable for regulatory purposes.

•
Accounting for Implementation Costs Incurred in A Hosting Arrangement That Is A Service Contract - The new guidance aligns the requirements for capitalizing implementation costs incurred for these contracts with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). We elected to early adopt the new guidance on a prospective basis effective October 1, 2018. Accordingly, we will capitalize the up-front costs incurred for cloud computing arrangements had they been capitalizable in a similar on-premise software solution.

•
Disclosures of Defined Benefit Pension and Other Postretirement Plans - As of September 30, 2019, we elected to early adopt the new guidance, issued by the FASB in August 2018, that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance removes the disclosure requirements for the amounts of gain/loss and prior service cost/credit amortization expected in the following year and the disclosure of the effect of a one-percentage-point change in the health care cost trend rate, among other changes. The guidance adds certain disclosures including the weighted average interest crediting rate for cash balance plans and a narrative description for the significant change in gains and losses as well as any other significant change in the plan obligations or assets. The adoption of this new guidance impacted only our disclosures, see Note 8.

Accounting pronouncements that will be effective after fiscal 2019
In February 2016, the FASB issued a comprehensive new leasing standard that will require lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with an initial term greater than 12 months on its balance sheet. Subsequently, the FASB issued practical expedients to 1) allow entities to not evaluate existing or expired land easements that were not previously accounted for as leases under the current guidance and 2) allow entities the option to adopt the standard and recognize a cumulative–effect adjustment to the opening balance of retained earnings in the period of adoption rather than applying the new guidance at the beginning of the earliest comparative period presented in the year of adoption. The new standard was effective for us beginning on October 1, 2019.
The impact of this change on our financial position is expected to be material and we will be required to make additional disclosures. We do not anticipate the adoption of this standard will have a material impact to our results of operations or cash flows. We adopted the following practical expedients and accounting policy elections:
•land easements practical expedient under the provisions of ASU 2018-01, as described above,
•package of three practical expedients described in ASC 842-10-65-1,
•transition method practical expedient provided in ASU 2018-11, as described above,
•lease and non-lease component accounting policy election accounted for as single component, and
•short-term lease exemption to not apply Topic 842, as permitted.
We are implementing a new lease accounting system, which we will utilize to capture, track and account for lease data. The new system will also aid in automating the compilation of disclosure information. Additionally, we are implementing internal controls to adhere to the new accounting guidance and to facilitate in the preparation of financial information.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Segment Information
As of September 30, 2019, we manage and review our consolidated operations through the following two reportable segments:

•	The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states.

•	The pipeline and storage segment is comprised primarily of the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana.
Prior to disposition, the natural gas marketing segment, which was comprised of our natural gas marketing business, was also a reportable segment.
Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers. Although our distribution segment operations are geographically dispersed, they are aggregated and reported as a single segment as each natural gas distribution division has similar economic characteristics. In addition, because the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana have similar economic characteristics, they have been aggregated and reported as a single segment.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on net income or loss of the respective operating units. We allocate interest and pension expense to the pipeline and storage segment; however, there is no debt or pension liability recorded on the pipeline and storage segment balance sheet. All material intercompany transactions have been eliminated; however, we have not eliminated intercompany profits when such amounts are probable of recovery under the affiliates’ rate regulation process. Income taxes are allocated to each segment as if each segment’s income taxes were calculated on a separate return basis.
Income statements and capital expenditures by segment are shown in the following tables.

	Year Ended September 30, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,742,824	$159,024	$—	$2,901,848
Intersegment revenues	2,637	408,000	(410,637)	—
Total operating revenues	2,745,461	567,024	(410,637)	2,901,848
Purchased gas cost	1,268,591	(360)	(409,394)	858,837
Operation and maintenance expense	480,222	151,329	(1,243)	630,308
Depreciation and amortization expense	283,697	107,759	—	391,456
Taxes, other than income	242,179	33,010	—	275,189
Operating income	470,772	275,286	—	746,058
Other non-operating income	6,241	1,163	—	7,404
Interest charges	60,031	43,122	—	103,153
Income before income taxes	416,982	233,327	—	650,309
Income tax expense	88,168	50,735	—	138,903
Net income	$328,814	$182,592	$—	$511,406
Capital expenditures	$1,274,613	$418,864	$—	$1,693,477

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$3,000,404	$115,142	$—	$3,115,546
Intersegment revenues	2,643	392,571	(395,214)	—
Total operating revenues	3,003,047	507,713	(395,214)	3,115,546
Purchased gas cost	1,559,836	1,978	(393,966)	1,167,848
Operation and maintenance expense	461,048	134,995	(1,248)	594,795
Depreciation and amortization expense	264,930	96,153	—	361,083
Taxes, other than income	231,566	32,320	—	263,886
Operating income	485,667	242,267	—	727,934
Other non-operating expense	(6,649)	(3,495)	—	(10,144)
Interest charges	65,850	40,796	—	106,646
Income before income taxes	413,168	197,976	—	611,144
Income tax (benefit) expense	(29,798)	37,878	—	8,080
Net income	$442,966	$160,098	$—	$603,064
Capital expenditures	$1,025,800	$441,791	$—	$1,467,591

	Year Ended September 30, 2017
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,647,813	$111,922	$—	$—	$2,759,735
Intersegment revenues	1,362	345,108	—	(346,470)	—
Total operating revenues	2,649,175	457,030	—	(346,470)	2,759,735
Purchased gas cost	1,269,456	2,506	—	(346,426)	925,536
Operation and maintenance expense	404,995	133,765	—	(44)	538,716
Depreciation and amortization expense	249,071	70,377	—	—	319,448
Taxes, other than income	211,929	28,478	—	—	240,407
Operating income	513,724	221,904	—	—	735,628
Other non-operating expense	(9,777)	(1,575)	—	—	(11,352)
Interest charges	79,789	40,393	—	—	120,182
Income from continuing operations before income taxes	424,158	179,936	—	—	604,094
Income tax expense	155,789	65,594	—	—	221,383
Income from continuing operations	268,369	114,342	—	—	382,711
Income from discontinued operations, net of tax	—	—	10,994	—	10,994
Gain on sale of discontinued operations, net of tax	—	—	2,716	—	2,716
Net income	$268,369	$114,342	$13,710	$—	$396,421
Capital expenditures	$849,950	$287,139	$—	$—	$1,137,089

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our revenues from external parties, excluding intersegment revenues, by products and services for the fiscal years ended September 30.

	2019	2018	2017
	(In thousands)
Distribution revenues:
Gas sales revenues:
Residential	$1,733,548	$1,916,101	$1,642,918
Commercial	711,284	797,073	708,167
Industrial	118,046	131,267	133,372
Public authority and other	42,613	47,714	45,820
Total gas sales revenues	2,605,491	2,892,155	2,530,277
Transportation revenues	95,629	99,250	86,332
Other gas revenues	41,704	8,999	31,204
Total distribution revenues	2,742,824	3,000,404	2,647,813
Pipeline and storage revenues	159,024	115,142	111,922
Total operating revenues	$2,901,848	$3,115,546	$2,759,735

Balance sheet information at September 30, 2019 and 2018 by segment is presented in the following tables.

	September 30, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$8,737,590	$3,050,079	$—	$11,787,669
Total assets	$12,579,741	$3,279,323	$(2,491,445)	$13,367,619

	September 30, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$7,644,693	$2,726,454	$—	$10,371,147
Total assets	$11,109,128	$2,963,480	$(2,198,171)	$11,874,437

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted earnings per share for the fiscal years ended September 30 are calculated as follows:

	2019	2018	2017
	(In thousands, except per share data)
Basic Earnings Per Share from continuing operations
Income from continuing operations	$511,406	$603,064	$382,711
Less: Income from continuing operations allocated to participating securities	416	580	475
Income from continuing operations available to common shareholders	$510,990	$602,484	$382,236
Basic weighted average shares outstanding	117,200	111,012	106,100
Income from continuing operations per share — Basic	$4.36	$5.43	$3.60

Basic Earnings Per Share from discontinued operations
Income from discontinued operations	$—	$—	$13,710
Less: Income from discontinued operations allocated to participating securities	—	—	12
Income from discontinued operations available to common shareholders	$—	$—	$13,698
Basic weighted average shares outstanding	117,200	111,012	106,100
Income from discontinued operations per share - Basic	$—	$—	$0.13
Net Income per share — Basic	$4.36	$5.43	$3.73

Diluted Earnings Per Share from continuing operations
Income from continuing operations available to common shareholders	$510,990	$602,484	$382,236
Effect of dilutive shares	—	—	—
Income from continuing operations available to common shareholders	$510,990	$602,484	$382,236
Basic weighted average shares outstanding	117,200	111,012	106,100
Dilutive shares	261	—	—
Diluted weighted average shares outstanding	117,461	111,012	106,100
Income from continuing operations per share — Diluted	$4.35	$5.43	$3.60

Diluted Earnings Per Share from discontinued operations
Income from discontinued operations available to common shareholders	$—	$—	$13,698
Effect of dilutive shares	—	—	—
Income from discontinued operations available to common shareholders	$—	$—	$13,698
Basic weighted average shares outstanding	117,200	111,012	106,100
Dilutive shares	261	—	—
Diluted weighted average shares outstanding	117,461	111,012	106,100
Income from discontinued operations per share - Diluted	$—	$—	$0.13
Net Income per share — Diluted	$4.35	$5.43	$3.73

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Revenue

The following table disaggregates our revenue from contracts with customers by customer type and segment and provides a reconciliation to total operating revenues, including intersegment revenues, for the period presented.

	Year Ended September 30, 2019
	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$1,755,229	$—
Commercial	716,757	—
Industrial	118,060	—
Public authority and other	42,796	—
Total gas sales revenues	2,632,842	—
Transportation revenues	97,495	623,808
Miscellaneous revenues	26,050	8,060
Revenues from contracts with customers	2,756,387	631,868
Alternative revenue program revenues(1)	(12,958)	(64,844)
Other revenues	2,032	—
Total operating revenues	$2,745,461	$567,024

(1)
In our distribution segment, we have weather-normalization adjustment mechanisms that serve to minimize the effects of weather on our Contribution Margin. Additionally, APT has a regulatory mechanism that requires that we share with its tariffed customers 75% of the difference between the total non-tariffed revenues earned during a test period and a revenue benchmark.

6.    Debt
Long-term debt
Long-term debt at September 30, 2019 and 2018 consisted of the following:

	2019	2018
	(In thousands)
Unsecured 8.50% Senior Notes, due March 2019	$—	$450,000
Unsecured 3.00% Senior Notes, due 2027	500,000	500,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due 2048	600,000	—
Unsecured 4.125% Senior Notes, due 2049	450,000	—
Medium term Series A notes, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Floating-rate term loan, due September 2019(1)	—	125,000
Total long-term debt	3,560,000	3,085,000
Less:
Original issue (premium) / discount on unsecured senior notes and debentures	193	(4,439)
Debt issuance cost	30,355	20,774
Current maturities	—	575,000
	$3,529,452	$2,493,665

(1)	Up to $200 million was available to be drawn under this term loan prior to its maturity in September 2019.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of long-term debt at September 30, 2019 were as follows (in thousands):

2020	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	3,560,000
$3,560,000

On October 2, 2019, we completed a public offering of $300 million of 2.625% senior notes due 2029 and $500 million of 3.375% senior notes due 2049. We received net proceeds from the offering, after the underwriting discount and estimated offering expenses, of $791.6 million, that were used for general corporate purposes, including the repayment of working capital borrowings pursuant to our commercial paper program. The effective interest rate on these notes is 2.72% and 3.42%, after giving effect to the offering costs.
On September 20, 2019, we repaid our $125 million floating rate term loan at its maturity.
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
Currently, our short-term borrowing requirements are satisfied through a combination of a $1.5 billion commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $1.5 billion of total working capital funding. The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility. On March 29, 2019, we executed our final one-year extension option which extended the maturity date from September 25, 2022 to September 25, 2023. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 1.25 percent, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At September 30, 2019 and 2018, there was $464.9 million and $575.8 million outstanding under our commercial paper program with weighted average interest rates of 2.24% and 2.15% and weighted average maturities of less than one month.
Additionally, we have a $25 million 364-day unsecured facility, which was renewed on April 1, 2019, and a $10 million 364-day unsecured revolving credit facility, which was renewed September 30, 2019, and is used primarily to issue letters of credit. At September 30, 2019, there were no borrowings outstanding under either of these facilities; however, outstanding letters of credit reduced the total amount available to us under our $10 million unsecured revolving facility to $4.4 million.
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At September 30, 2019, our total-debt-to-total-capitalization ratio, as defined, was 42 percent. In addition, both the interest margin and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. We were in compliance with all of our debt covenants as of September 30, 2019. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.
7.    Shareholders' Equity

Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
On November 13, 2018, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $3.0 billion in common stock and/or debt securities, which expires November 13, 2021. This registration statement replaced our previous registration statement that was effectively exhausted in October 2018. At September 30, 2019, approximately $1.3 billion of securities remained available for issuance under the shelf registration statement.
On November 19, 2018, we filed a prospectus supplement under the registration statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $500 million (including shares of common stock that may be sold pursuant to a forward sale agreement entered into in connection with the ATM equity sales program), which expires November 13, 2021. During the year ended September 30, 2019, we executed forward sales under the ATM with various forward sellers who borrowed and sold 4,144,671 shares of our common stock for $425.0 million. As of September 30, 2019, the ATM program had approximately $75 million of equity available for issuance.
On November 30, 2018, we filed a prospectus supplement under the registration statement relating to an underwriting agreement to sell 5,390,836 shares of our common stock for $500 million. After expenses, net proceeds from the offering were $494.1 million. Concurrently, we entered into separate forward sale agreements with two forward sellers who borrowed and sold 2,668,464 shares of our common stock for $247.5 million. During the year ended September 30, 2019, we settled 2,183,275 shares for net proceeds of $200.0 million.
If we had settled all shares that remain available under our various forward sale agreements as of September 30, 2019, we would have received proceeds of $463.4 million, based on a net price of $100.08 per share.
The following table presents information relevant to the forward sales during fiscal 2019.

	Maturity
	September 30, 2020		March 31, 2020		Total
	Shares	Price(1)	Shares	Price(1)	Shares	Price(1)
Available Balance September 30, 2018	—	$—	—	$—	—	$—
Q1 Issuance	—	—	2,668,464	91.77	2,668,464	91.77
Q2 Issuance	—	—	1,670,509	95.46	1,670,509	95.46
Q3 Issuance	1,050,563	101.41	—	—	1,050,563	101.41
Q3 Settlement	—	—	(1,089,700)	91.44	(1,089,700)	91.44
Q4 Issuance	1,423,599	108.70	—	—	1,423,599	108.70
Q4 Settlement	—	—	(1,093,575)	91.78	(1,093,575)	91.78
Available Balance September 30, 2019	2,474,162		2,155,698		4,629,860

(1)	Issued price as disclosed is calculated as the weighted average price for activity occurring during the quarter.
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
Accumulated Other Comprehensive Income (Loss)
We record deferred gains (losses) in accumulated other comprehensive income (AOCI) related to available-for-sale debt securities and interest rate agreement cash flow hedges. Deferred gains (losses) for our available-for-sale debt securities are recognized in earnings upon settlement, while deferred gains (losses) related to our interest rate agreement cash flow hedges are recognized in earnings as a component of interest charges, as they are amortized. The following tables provide the components of our accumulated other comprehensive income (loss) balances, net of the related tax effects allocated to each component of other comprehensive income (loss).

	Available- for-Sale Securities (1)	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2018	$8,124	$(91,771)	$(83,647)
Other comprehensive income (loss) before reclassifications	219	(25,966)	(25,747)
Amounts reclassified from accumulated other comprehensive income	(1)	3,022	3,021
Net current-period other comprehensive income (loss)	218	(22,944)	(22,726)
Cumulative effect of accounting change (See Note 2)	(8,210)	—	(8,210)
September 30, 2019	$132	$(114,715)	$(114,583)

	Available- for-Sale Securities (1)	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2017	$7,048	$(112,302)	$(105,254)
Other comprehensive income (loss) before reclassifications	1,426	43,184	44,610
Amounts reclassified from accumulated other comprehensive income	(1,821)	1,752	(69)
Net current-period other comprehensive income (loss)	(395)	44,936	44,541
Cumulative effect of accounting change	1,471	(24,405)	(22,934)
September 30, 2018	$8,124	$(91,771)	$(83,647)

(1)
Available-for-sale securities reported in fiscal 2018 include both debt and equity securities, while fiscal 2019 includes only debt securities. See Note 2 for further discussion regarding our adoption of the new accounting standard.

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
As a rate regulated entity, most of our net periodic pension and other postretirement benefits costs are recoverable through our rates over a period of up to 15 years. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating expense. Additionally, the amounts that have not yet been recognized in net periodic pension cost that have been recorded as regulatory assets or liabilities are as follows:

	Defined Benefit Plan	Supplemental Executive Retirement Plans	Postretirement Plans	Total
	(In thousands)
September 30, 2019
Unrecognized prior service (credit) cost	$(815)	$—	$1,125	$310
Unrecognized actuarial (gain) loss	67,191	56,784	(43,782)	80,193
	$66,376	$56,784	$(42,657)	$80,503
September 30, 2018
Unrecognized prior service (credit) cost	$(1,047)	$—	$1,298	$251
Unrecognized actuarial (gain) loss	(2,310)	33,912	(100,966)	(69,364)
	$(3,357)	$33,912	$(99,668)	$(69,113)

Defined Benefit Plans
Employee Pension Plan
As of September 30, 2019, we maintained one defined benefit plan, the Atmos Energy Corporation Pension Account Plan (the Plan). The assets of the Plan are held within the Atmos Energy Corporation Master Retirement Trust (the Master Trust). The Plan is a cash balance pension plan that was established effective January 1999 and covers most of the employees of Atmos Energy that were hired on or before September 30, 2010. The plan was closed to new participants effective October 1, 2010.
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
During fiscal 2019 and 2018 we contributed $8.5 million and $7.0 million in cash to the Plan to achieve a desired level of funding while maximizing the tax deductibility of this payment. Based upon market conditions at September 30, 2019, the current funded position of the Plan and the funding requirements under the PPA, we do not anticipate a minimum required contribution for fiscal 2020. However, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents asset allocation information for the Master Trust as of September 30, 2019 and 2018.

	Targeted Allocation Range	Actual Allocation September 30
Security Class		2019	2018
Domestic equities	35%-55%	40.6%	44.3%
International equities	10%-20%	14.5%	15.4%
Fixed income	5%-30%	18.8%	16.9%
Company stock	0%-15%	15.4%	12.7%
Other assets	0%-20%	10.7%	10.7%

At September 30, 2019 and 2018, the Plan held 716,700 shares of our common stock which represented 15.4 percent and 12.7 percent of total Plan assets. These shares generated dividend income for the Plan of approximately $1.5 million and $1.4 million during fiscal 2019 and 2018.
Our employee pension plan expenses and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates and demographic data. We review the estimates and assumptions underlying our employee pension plans annually based upon a September 30 measurement date. The development of our assumptions is fully described in our significant accounting policies in Note 2. The actuarial assumptions used to determine the pension liability for the Plan was determined as of September 30, 2019 and 2018 and the actuarial assumptions used to determine the net periodic pension cost for the Plan was determined as of September 30, 2018, 2017 and 2016. On October 23, 2019, the Society of Actuaries released its annually-updated mortality improvement scale for pension plans incorporating new assumptions surrounding life expectancies in the United States.  As of September 30, 2019, we updated our assumed mortality rates to incorporate the updated mortality table.
Additional assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2019	2018	2019	2018	2017
Discount rate	3.29%	4.38%	4.38%	3.89%	3.73%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%
Expected return on plan assets	6.50%	6.75%	6.75%	6.75%	7.00%
Interest crediting rate	4.69%	4.69%	4.69%	4.69%	4.69%

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Plan’s accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2019 and 2018:

	2019	2018
	(In thousands)
Accumulated benefit obligation	$541,287	$478,750
Change in projected benefit obligation:
Benefit obligation at beginning of year	$504,719	$533,455
Service cost	15,311	17,264
Interest cost	22,071	20,803
Actuarial (gain) loss	71,139	(29,087)
Benefits paid	(35,970)	(37,716)
Benefit obligation at end of year	577,270	504,719
Change in plan assets:
Fair value of plan assets at beginning of year	531,691	508,244
Actual return on plan assets	25,888	54,163
Employer contributions	8,500	7,000
Benefits paid	(35,970)	(37,716)
Fair value of plan assets at end of year	530,109	531,691
Reconciliation:
Funded status	(47,161)	26,972
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Net amount recognized	$(47,161)	$26,972

Net periodic pension cost for the Plan for fiscal 2019, 2018 and 2017 is presented in the following table.

	Fiscal Year Ended September 30
	2019	2018	2017
	(In thousands)
Components of net periodic pension cost:
Service cost	$15,311	$17,264	$18,109
Interest cost(1)	22,071	20,803	20,443
Expected return on assets(1)	(28,451)	(27,666)	(27,975)
Amortization of prior service credit(1)	(232)	(231)	(231)
Recognized actuarial loss(1)	4,201	9,114	12,744
Net periodic pension cost	$12,900	$19,284	$23,090

(1)
The components of net periodic cost other than the service cost component are included in the line item other non-operating income (expense) in the consolidated statements of comprehensive income or are capitalized on the consolidated balance sheets as a regulatory asset or liability, as described in Note 2.

The following tables set forth by level, within the fair value hierarchy, the Plan's assets at fair value as of September 30, 2019 and 2018. As required by authoritative accounting literature, assets are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The methods used to determine fair value for the assets held by the Plan are fully described in Note 2. Investments in our common/collective trusts and limited partnerships that are measured at net asset value per share equivalent are not classified in the fair value hierarchy. The net asset value amounts presented are intended to reconcile the fair value hierarchy to the total investments. In addition to the assets shown below, the Plan had net accounts receivable of $1.3 million and $2.0 million at September 30, 2019 and 2018, which materially approximates fair value due to the short-term nature of these assets.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Assets at Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$212,785	$—	$—	$212,785
Money market funds	—	16,419	—	16,419
Registered investment companies	26,326	—	—	26,326
Government securities:
Mortgage-backed securities	—	19,986	—	19,986
U.S. treasuries	22,930	885	—	23,815
Corporate bonds	—	55,774	—	55,774
Total investments measured at fair value	$262,041	$93,064	$—	355,105
Investments measured at net asset value:
Common/collective trusts (1)				108,975
Limited partnerships (1)				64,718
Total investments				$528,798

	Assets at Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$197,577	$—	$—	$197,577
Money market funds	—	19,153	—	19,153
Registered investment companies	50,895	—	—	50,895
Government securities:
Mortgage-backed securities	—	18,821	—	18,821
U.S. treasuries	23,071	868	—	23,939
Corporate bonds	—	46,498	—	46,498
Total investments measured at fair value	$271,543	$85,340	$—	356,883
Investments measured at net asset value:
Common/collective trusts (1)				108,391
Limited partnerships (1)				64,399
Total investments				$529,673

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
In August 1998, we adopted the Supplemental Executive Retirement Plan (SERP) (formerly known as the Performance-Based Supplemental Executive Benefits Plan), which covers all officers or division presidents selected to participate in the plan between August 12, 1998 and August 5, 2009 and any corporate officer who was appointed to the Management Committee through December 31, 2015. The SERP is a defined benefit arrangement which provides a benefit equal to 60 percent of

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covered compensation under which benefits paid from the underlying qualified defined benefit plan are an offset to the benefits under the SERP.
Effective August 5, 2009, we adopted a new defined benefit Supplemental Executive Retirement Plan (the 2009 SERP), for corporate officers, division presidents or any other employees selected at the discretion of the Board. Under the 2009 SERP, a nominal account has been established for each participant, to which the Company contributes at the end of each calendar year an amount equal to ten percent (25 percent for members of the Management Committee appointed on or after January 1, 2016) of the total of each participant’s base salary and cash incentive compensation earned during each prior calendar year, beginning December 31, 2009. The benefits vest after three years of service and attainment of age 55 and earn interest credits at the same annual rate as the Company’s Pension Account Plan.
Similar to our employee pension plans, we review the estimates and assumptions underlying our supplemental plans annually based upon a September 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for the supplemental plans were determined as of September 30, 2019 and 2018 and the actuarial assumptions used to determine the net periodic pension cost for the supplemental plans were determined as of September 30, 2018, 2017 and 2016. These assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2019	2018	2019	2018	2017
Discount rate(1)	3.29%	4.38%	4.38%	4.08%	3.73%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%
Interest crediting rate	4.69%	4.69%	4.69%	4.69%	4.69%

(1)	Reflects a weighted average discount rate for pension cost for fiscal 2018 due to settlements during the year.
The following table presents the supplemental plans’ accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2019 and 2018:

	2019	2018
	(In thousands)
Accumulated benefit obligation	$138,772	$116,943
Change in projected benefit obligation:
Benefit obligation at beginning of year	$121,370	$134,480
Service cost	869	1,332
Interest cost	5,127	4,988
Actuarial (gain) loss	25,099	(1,020)
Benefits paid	(8,478)	(4,523)
Settlements	—	(13,887)
Benefit obligation at end of year	143,987	121,370
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	8,478	18,410
Benefits paid	(8,478)	(4,523)
Settlements	—	(13,887)
Fair value of plan assets at end of year	—	—
Reconciliation:
Funded status	(143,987)	(121,370)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued pension cost	$(143,987)	$(121,370)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets for the supplemental plans are held in separate rabbi trusts. At September 30, 2019 and 2018, assets held in the rabbi trusts consisted of equity securities of $44.0 million and $46.5 million, which are included in our fair value disclosures in Note 15.
Net periodic pension cost for the supplemental plans for fiscal 2019, 2018 and 2017 is presented in the following table.

	Fiscal Year Ended September 30
	2019	2018	2017
	(In thousands)
Components of net periodic pension cost:
Service cost	$869	$1,332	$2,756
Interest cost(1)	5,127	4,988	4,744
Recognized actuarial loss(1)	2,227	3,079	4,251
Settlements(1)	—	4,159	2,685
Net periodic pension cost	$8,223	$13,558	$14,436

(1)
The components of net periodic cost other than the service cost component are included in the line item other non-operating income (expense) in the consolidated statements of comprehensive income or are capitalized on the consolidated balance sheets as a regulatory asset or liability, as described in Note 2.

Estimated Future Benefit Payments
The following benefit payments for our defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:

	Pension Plan	Supplemental Plans
	(In thousands)
2020	$33,238	$26,197
2021	35,037	24,407
2022	36,128	8,978
2023	37,851	9,105
2024	39,395	8,440
2025-2029	207,634	50,187

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
Generally, our funding policy is to contribute annually an amount in accordance with the requirements of ERISA. However, additional voluntary contributions are made annually as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. We expect to contribute between $10 million and $20 million to our postretirement benefits plan during fiscal 2020.
We maintain a formal investment policy with respect to the assets in our postretirement benefits plan to ensure the assets funding the postretirement benefit plan are appropriately invested to maintain an acceptable level of risk. We also consider our current financial status when making recommendations and decisions regarding the postretirement benefits plan.
We currently invest the assets funding our postretirement benefit plan in diversified investment funds which consist of common stocks, preferred stocks and fixed income securities. The diversified investment funds may invest up to 75 percent of assets in common stocks and convertible securities. The following table presents asset allocation information for the postretirement benefit plan assets as of September 30, 2019 and 2018.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Actual Allocation September 30
Security Class	2019	2018
Diversified investment funds	97.1%	97.5%
Cash and cash equivalents	2.9%	2.5%

Similar to our employee pension and supplemental plans, we review the estimates and assumptions underlying our postretirement benefit plan annually based upon a September 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for our postretirement plan were determined as of September 30, 2019 and 2018 and the actuarial assumptions used to determine the net periodic pension cost for the postretirement plan were determined as of September 30, 2018, 2017 and 2016. The assumptions are presented in the following table:

	Postretirement Liability		Postretirement Cost
	2019	2018	2019	2018	2017
Discount rate	3.29%	4.38%	4.38%	3.89%	3.73%
Expected return on plan assets	5.14%	5.33%	5.33%	4.29%	4.45%
Initial trend rate	6.25%	6.50%	6.50%	7.00%	7.50%
Ultimate trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Ultimate trend reached in	2025	2022	2022	2022	2022

The following table presents the postretirement plan’s benefit obligation and funded status as of September 30, 2019 and 2018:

	2019	2018
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$265,986	$274,098
Service cost	10,810	12,078
Interest cost	11,839	10,907
Plan participants’ contributions	5,901	4,720
Actuarial (gain) loss	39,472	(17,252)
Benefits paid	(17,975)	(18,565)
Benefit obligation at end of year	316,033	265,986
Change in plan assets:
Fair value of plan assets at beginning of year	199,361	184,790
Actual return on plan assets	1,125	10,997
Employer contributions	13,489	17,419
Plan participants’ contributions	5,901	4,720
Benefits paid	(17,975)	(18,565)
Fair value of plan assets at end of year	201,901	199,361
Reconciliation:
Funded status	(114,132)	(66,625)
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued postretirement cost	$(114,132)	$(66,625)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic postretirement cost for fiscal 2019, 2018 and 2017 is presented in the following table.

	Fiscal Year Ended September 30
	2019	2018	2017
	(In thousands)
Components of net periodic postretirement cost:
Service cost	$10,810	$12,078	$12,436
Interest cost(1)	11,839	10,907	10,679
Expected return on assets(1)	(10,659)	(8,006)	(7,185)
Amortization of transition obligation(1)	—	—	—
Amortization of prior service cost (credit)(1)	173	11	(1,644)
Recognized actuarial gain(1)	(8,178)	(6,473)	(2,827)
Net periodic postretirement cost	$3,985	$8,517	$11,459

(1)
The components of net periodic cost other than the service cost component are included in the line item other non-operating income (expense) in the consolidated statements of comprehensive income or are capitalized on the consolidated balance sheets as a regulatory asset or liability, as described in Note 2.

We are currently recovering other postretirement benefits costs through our regulated rates in substantially all of our service areas under accrual accounting as prescribed by accounting principles generally accepted in the United States. Other postretirement benefits costs have been specifically addressed in rate orders in each jurisdiction served by our Kentucky/Mid-States, West Texas, Mid-Tex and Mississippi Divisions as well as our Kansas jurisdiction and APT or have been included in a rate case and not disallowed. Management believes that this accounting method is appropriate and will continue to seek rate recovery of accrual-based expenses in its ratemaking jurisdictions that have not yet approved the recovery of these expenses.
The following tables set forth by level, within the fair value hierarchy, the Retiree Medical Plan’s assets at fair value as of September 30, 2019 and 2018. The methods used to determine fair value for the assets held by the Retiree Medical Plan are fully described in Note 2.

	Assets at Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$5,972	$—	$5,972
Registered investment companies	195,929	—	—	195,929
Total investments measured at fair value	$195,929	$5,972	$—	$201,901

	Assets at Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$5,003	$—	$5,003
Registered investment companies	194,358	—	—	194,358
Total investments measured at fair value	$194,358	$5,003	$—	$199,361

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments
The following benefit payments paid by us, retirees and prescription drug subsidy payments for our postretirement benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years. Company payments for fiscal 2019 include contributions to our postretirement plan trusts.

	Company Payments	Retiree Payments	Subsidy Payments	Total Postretirement Benefits
	(In thousands)
2020	$18,797	$3,901	$—	$22,698
2021	14,161	4,150	—	18,311
2022	14,408	4,470	—	18,878
2023	15,277	4,939	—	20,216
2024	16,078	5,369	—	21,447
2025-2029	89,998	32,135	—	122,133

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
Matching and fixed annual contributions to the Retirement Savings Plan are expensed as incurred and amounted to $16.7 million, $16.2 million and $15.4 million for fiscal years 2019, 2018 and 2017. At September 30, 2019 and 2018, the Retirement Savings Plan held 2.6 percent and 3.2 percent of our outstanding common stock.
9.    Stock and Other Compensation Plans
Stock-Based Compensation Plans
Total stock-based compensation cost was $23.9 million, $23.9 million and $23.1 million for the fiscal years ended September 30, 2019, 2018 and 2017. Of this amount, $12.8 million, $11.1 million and $9.0 million was capitalized. Tax benefits related to stock-based compensation were $0.7 million, $2.3 million and $4.4 million for the fiscal years ended September 30, 2019, 2018 and 2017.
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
We were originally authorized to grant awards up to a maximum cumulative amount of 11.2 million shares of common stock under this plan subject to certain adjustment provisions. As of September 30, 2019, non-qualified stock options, bonus stock, time-lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units and stock units had been issued under this plan, and 1.5 million shares are available for future issuance through September 30, 2021.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following summarizes information regarding the restricted stock units granted under the plan during the fiscal years ended September 30, 2019, 2018 and 2017:

	2019		2018		2017
	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	538,592	$80.91	570,814	$69.45	782,431	$57.66
Granted	241,472	98.25	248,710	85.62	273,497	74.15
Vested	(269,347)	76.71	(274,392)	64.43	(448,326)	52.23
Forfeited	(7,645)	86.37	(6,540)	74.87	(36,788)	63.48
Nonvested at end of year	503,072	$91.66	538,592	$80.91	570,814	$69.45

As of September 30, 2019, there was $13.7 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the LTIP. That cost is expected to be recognized over a weighted average period of 1.6 years. The fair value of restricted stock vested during the fiscal years ended September 30, 2019, 2018 and 2017 was $20.5 million, $17.2 million and $23.4 million.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
10.    Details of Selected Financial Statement Captions
The following tables provide additional information regarding the composition of certain financial statement captions.

Balance Sheet
Accounts receivable
Accounts receivable was comprised of the following at September 30, 2019 and 2018:

	September 30
	2019	2018
	(In thousands)
Billed accounts receivable	$126,984	$138,794
Unbilled revenue	78,986	81,005
Contributions in aid of construction receivable	22,378	23,015
Other accounts receivable	18,122	25,276
Total accounts receivable	246,470	268,090
Less: allowance for doubtful accounts	(15,899)	(14,795)
Net accounts receivable	$230,571	$253,295

Other current assets
Other current assets as of September 30, 2019 and 2018 were comprised of the following accounts.

	September 30
	2019	2018
	(In thousands)
Deferred gas costs	$23,766	$1,927
Prepaid expenses	38,895	33,233
Materials and supplies	5,916	8,106
Assets from risk management activities	1,586	1,369
Other	2,609	1,420
Total	$72,772	$46,055

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment
Property, plant and equipment was comprised of the following as of September 30, 2019 and 2018:

	September 30
	2019	2018
	(In thousands)
Storage plant	$431,286	$414,857
Transmission plant	3,157,316	2,851,423
Distribution plant	9,333,011	8,141,733
General plant	799,095	771,355
Intangible plant	38,191	38,280
	13,758,899	12,217,648
Construction in progress	421,694	349,725
	14,180,593	12,567,373
Less: accumulated depreciation and amortization	(2,392,924)	(2,196,226)
Net property, plant and equipment(1)	$11,787,669	$10,371,147

(1)	Net property, plant and equipment includes plant acquisition adjustments of $(46.7) million and $(55.5) million at September 30, 2019 and 2018.

Goodwill
The following presents our goodwill balance allocated by segment and changes in the balance for the fiscal year ended September 30, 2019:

	Distribution	Pipeline and Storage	Total
	(In thousands)
Balance as of September 30, 2018	$587,342	$143,077	$730,419
Deferred tax adjustments on prior acquisitions(1)	262	25	287
Balance as of September 30, 2019	$587,604	$143,102	$730,706

(1)
We annually adjust certain deferred taxes recorded in connection with an acquisition completed in fiscal 2005, which resulted in an increase to goodwill and net deferred tax liabilities of $0.3 million for fiscal 2019.

Deferred charges and other assets
Deferred charges and other assets as of September 30, 2019 and 2018 were comprised of the following accounts.

	September 30
	2019	2018
	(In thousands)
Marketable securities	$101,883	$99,385
Regulatory assets	260,220	141,778
Assets from risk management activities	225	250
Pension asset	—	26,972
Tax receivable	10,099	10,099
Other	18,786	15,534
Total	$391,213	$294,018

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts payable and accrued liabilities
Accounts payable and accrued liabilities as of September 30, 2019 and 2018 were comprised of the following accounts.

	September 30
	2019	2018
	(In thousands)
Trade accounts payable	$176,581	$135,159
Accrued gas payable	36,817	48,721
Accrued liabilities	51,626	33,403
Total	$265,024	$217,283

Other current liabilities
Other current liabilities as of September 30, 2019 and 2018 were comprised of the following accounts.

	September 30
	2019	2018
	(In thousands)
Customer credit balances and deposits	$54,617	$52,648
Accrued employee costs	55,216	52,101
Deferred gas costs	14,112	94,705
Accrued interest	51,381	39,486
Liabilities from risk management activities	4,552	56,734
Taxes payable	135,597	123,457
Pension and postretirement obligations	26,197	10,475
Regulatory cost of service reserve	4,209	22,508
Regulatory cost of removal obligation	55,721	55,770
APT annual adjustment mechanism	52,856	19,918
Regulatory excess deferred taxes (See Note 13)	21,206	5,225
Other	3,837	14,041
Total	$479,501	$547,068

Deferred credits and other liabilities
Deferred credits and other liabilities as of September 30, 2019 and 2018 were comprised of the following accounts.

	September 30
	2019	2018
	(In thousands)
Customer advances for construction	$12,566	$11,010
Other regulatory liabilities	16,120	78,599
Asset retirement obligation	17,054	12,887
Liabilities from risk management activities	1,249	103
APT annual adjustment mechanism	25,545	15,310
Unrecognized tax benefits	27,716	26,203
Other	20,883	13,916
Total	$121,133	$158,028

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Comprehensive Income
Other non-operating income (expense)
Other non-operating income (expense) for the fiscal years ended September 30, 2019, 2018 and 2017 were comprised of the following accounts.

	Year Ended September 30
	2019	2018	2017
	(In thousands)
Equity component of AFUDC	$11,165	$—	$—
Performance-based rate program	6,737	6,745	9,240
Pension and other postretirement non-service credit (cost)(1)	3,016	(5,770)	(8,469)
Interest income	4,160	1,450	1,390
Donations	(4,771)	(6,053)	(4,413)
Unrealized loss on equity securities(1)	(1,349)	—	—
Miscellaneous	(11,554)	(6,516)	(9,100)
Total Other non-operating income (expense)	$7,404	$(10,144)	$(11,352)

(1)
In accordance with our adoption of new accounting standards, the net periodic non-service credit (cost) and unrealized loss on equity securities are now included in the line item other non-operating income (expense) in the consolidated statements of comprehensive income, as described in Note 2.

Statement of Cash Flows
Supplemental disclosures of cash flow information for the fiscal years ended September 30, 2019, 2018 and 2017 were as follows:

	Year Ended September 30
	2019	2018	2017
	(In thousands)
Cash Paid During The Period For:
Interest	$184,852	$169,987	$156,668
Income taxes	$11,467	$6,102	$5,264
Non-Cash Transactions:
Capital expenditures included in current liabilities	$149,993	$112,211	$116,194

11.    Leases
We are the lessee for substantially all of our leasing activity, which primarily includes operating leases for towers, office and warehouse space, vehicles and heavy equipment used in our operations. We are also a lessee in a capital lease for office and warehouse space. The remaining lease terms range from one to 21 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Renewal options exist for certain of these leases.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The related future minimum lease payments at September 30, 2019 were as follows:

	Operating Leases(1)	Capital Lease
	(In thousands)
2020	$21,017	$243
2021	20,416	248
2022	19,370	253
2023	18,071	258
2024	15,718	263
Thereafter	105,544	4,343
Total minimum lease payments	$200,136	5,608
Less amount representing interest		3,018
Present value of net minimum lease payments		$2,590

(1)
Future minimum lease payments do not include amounts for fleet leases and other de minimis items that can be renewed beyond the initial lease term. The Company anticipates renewing the leases beyond the initial term, but the anticipated payments associated with the renewals do not meet the definition of expected minimum lease payments and therefore are not included above. Expected payments are $17.6 million in 2020, $18.0 million in 2021, $11.8 million in 2022, $8.5 million in 2023, $5.4 million in 2024 and $2.7 million thereafter.

Consolidated lease and rental expense amounted to $40.4 million, $33.8 million and $32.7 million for fiscal 2019, 2018 and 2017.
12.    Commitments and Contingencies
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
The National Transportation Safety Board (NTSB) is investigating an incident that occurred at a Dallas, Texas residence on February 23, 2018 that resulted in one fatality and injuries to four other residents. Together with the RRC and the PHMSA, Atmos Energy is a party to the investigation and in that capacity is working closely with the NTSB to help determine the cause of this incident.
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
Our Mid-Tex Division maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at prices indexed to natural gas trading hubs. At September 30, 2019, we were committed to purchase 40.1 Bcf within one year and 1.6 Bcf within two to three years under

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indexed contracts. Purchases under these contracts totaled $50.8 million, $57.2 million and $49.7 million for 2019, 2018 and 2017.
Rate Regulatory Proceedings
Except for routine rate regulatory proceedings as discussed in further detail above in the Business — Ratemaking Activity section, there were no material changes to rate regulatory proceedings during the year ended September 30, 2019.
As of September 30, 2019, rate regulatory proceedings were in progress in almost all of our service areas. These regulatory proceedings are discussed in further detail above in the Business — Ratemaking Activity section. Additionally, as discussed in further detail in Note 13, all jurisdictions are addressing impacts of the TCJA.
13.    Income Taxes
Income Tax Expense
The components of income tax expense from continuing operations for 2019, 2018 and 2017 were as follows:

	2019	2018	2017
	(In thousands)
Current
Federal	$—	$(10,099)	$—
State	8,412	11,075	9,022
Deferred
Federal	113,331	150,556	197,013
State	17,160	15,330	15,348
TCJA Impact	—	(158,782)	—
	$138,903	$8,080	$221,383

Reconciliations of the provision for income taxes computed at the statutory rate to the reported provisions for income taxes from continuing operations for 2019, 2018 and 2017 are set forth below:

	2019	2018	2017
	(In thousands)
Tax at statutory rate(1)	$136,565	$149,730	$211,433
Common stock dividends deductible for tax reporting	(1,460)	(1,745)	(2,584)
State taxes (net of federal benefit)	20,202	19,826	16,100
Amortization of excess deferred taxes	(14,085)	(1,219)	—
Remeasurement due to TCJA	—	(158,782)	—
Other, net	(2,319)	270	(3,566)
Income tax expense	$138,903	$8,080	$221,383

(1)	Tax expense is calculated at the statutory federal income tax rate of 21%, 24.5%, 35% for the year ended September 30, 2019, 2018 and 2017.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that gave rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2019 and 2018 are presented below:

	2019	2018
	(In thousands)
Deferred tax assets:
Employee benefit plans	$70,929	$72,745
Interest rate swaps	33,918	27,135
Net operating loss carryforwards	485,133	461,481
Charitable and other credit carryforwards	8,241	6,818
Regulatory excess deferred tax	165,701	169,947
Other	13,186	13,804
Total deferred tax assets	777,108	751,930
Valuation allowance	(1,894)	(1,465)
Net deferred tax assets	775,214	750,465
Deferred tax liabilities:
Difference in net book value and net tax value of assets	(2,004,516)	(1,859,787)
Pension funding	(4,384)	(6,986)
Gas cost adjustments	(18,072)	1,005
Other	(48,257)	(38,764)
Total deferred tax liabilities	(2,075,229)	(1,904,532)
Net deferred tax liabilities	$(1,300,015)	$(1,154,067)
Deferred credits for rate regulated entities	$2,582	$762

At September 30, 2019, we had $451.8 million of federal net operating loss carryforwards. The federal net operating loss carryforwards are available to offset taxable income and will begin to expire in 2029. The Company also has $10.1 million of federal alternative minimum tax credit carryforwards, which do not expire and are expected to be fully refunded to us between 2020 and 2022 as a result of changes introduced by the TCJA. These credit carryforwards are now reflected as taxes receivable within the deferred charges and other assets line item on our consolidated balance sheet. In addition, the Company has $5.5 million in remeasured charitable contribution carryforwards to offset future taxable income. The Company’s charitable contribution carryforwards expiration period begins in 2020.
The Company also has $33.3 million of state net operating loss carryforwards (net of $8.8 million of federal effects) and $1.8 million of state tax credits carryforwards (net of $0.5 million of federal effects). Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards expiration period begins in 2020.
We believe it is more likely than not that the benefit from certain state net operating loss carryforwards and state credit carryforwards will not be realized. Due to the uncertainty of realizing a benefit from the deferred tax asset recorded for the carryforwards, a valuation allowance of $1.8 million was established for the year ended September 30, 2019.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2019, we had recorded liabilities associated with unrecognized tax benefits totaling $27.7 million. The following table reconciles the beginning and ending balance of our unrecognized tax benefits:

	2019	2018	2017
	(In thousands)
Unrecognized tax benefits - beginning balance	$26,203	$23,719	$20,298
Increase (decrease) resulting from prior period tax positions	(923)	22	(366)
Increase resulting from current period tax positions	2,436	2,462	3,787
Unrecognized tax benefits - ending balance	27,716	26,203	23,719
Less: deferred federal and state income tax benefits	(5,820)	(5,503)	(8,302)
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$21,896	$20,700	$15,417

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties included within interest charges in our consolidated statements of comprehensive income. During the years ended September 30, 2019, 2018 and 2017, the Company recognized approximately $2.2 million, $1.6 million and $1.1 million in interest and penalties. The Company had approximately $7.9 million, $6.1 million and $4.5 million for the payment of interest and penalties accrued at September 30, 2019, 2018 and 2017.
We file income tax returns in the U.S. federal jurisdiction as well as in various states where we have operations. We have concluded substantially all U.S. federal income tax matters through fiscal year 2009 and concluded substantially all Texas income tax matters through fiscal year 2010.
Impact of the Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "TCJA") was signed into law. As a result of the implementation of the TCJA, we recognized a $158.8 million income tax benefit in our consolidated statement of comprehensive income for the year ended September 30, 2018 related to a change in deferred taxes that were not related to our cost of service ratemaking. The change in deferred taxes related to our cost of service ratemaking (referred to as excess deferred taxes) was reclassified into a regulatory liability and will be returned to ratepayers in accordance with regulatory requirements. As of September 30, 2019 and 2018, this liability totaled $726.3 million and $744.9 million.
We have worked and continue to work with our regulators in each jurisdiction to fully incorporate the effects of the TCJA into customer bills. As of September 30, 2019, we have received approval from regulators to update our cost of service rates to reflect the decrease in the statutory income tax rate in all of our service areas.
Regulators in all of our service areas issued accounting orders that required us to establish, effective January 1, 2018, a separate regulatory liability for the difference in taxes included in our rates that were calculated based on a 35% statutory income tax rate and rates based on the new 21% statutory income tax rate until the new rates could be established. As of September 30, 2019, we received approval from most of our regulators to return these liabilities to customers. This regulatory liability totaled $5.2 million and $22.5 million as of September 30, 2019 and 2018.
As of September 30, 2019, we received approval from regulators to return excess deferred taxes in most of our jurisdictions in accordance with regulatory proceedings on a provisional basis over periods ranging from 13 to 51 years. In our remaining jurisdictions, the treatment of the effects of the TCJA in rates is being addressed in ongoing or will be addressed in future regulatory proceedings.
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
14.    Financial Instruments
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 2 and Note 16, we report our financial instruments as risk management assets and liabilities, each of which is classified as current or noncurrent based upon the anticipated settlement date of the underlying financial instrument. The following table shows the fair values of our risk management assets and liabilities at September 30, 2019 and 2018.

	September 30
	2019	2018
	(In thousands)
Assets from risk management activities, current	$1,586	$1,369
Assets from risk management activities, noncurrent	225	250
Liabilities from risk management activities, current	(4,552)	(56,734)
Liabilities from risk management activities, noncurrent	(1,249)	(103)
Net liabilities	$(3,990)	$(55,218)

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
Our distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2018-2019 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 33 percent, or approximately 18.9 Bcf of the winter flowing gas requirements at a weighted average cost of approximately $2.86 per Mcf. We have not designated these financial instruments as hedges for accounting purposes.
Interest Rate Risk Management Activities
In fiscal 2014 and 2015, we entered into forward starting interest rate swaps to effectively fix the Treasury yield component associated with $450 million of the anticipated issuance of $450 million unsecured senior notes in fiscal 2019. These notes were issued as planned in March 2019 and we settled the swaps with the payment of $90.1 million. Because the swaps were effective, the realized loss was recorded as a component of AOCI and is being recognized as a component of interest charges over the 30-year life of the senior notes.
As of September 30, 2019, we had $114.7 million of net realized losses in AOCI associated with the settlement of financial instruments used to fix the Treasury yield component of the interest cost of financing various issuances of long-term debt and senior notes, which will be recognized as a component of interest charges over the life of the associated notes from the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2049.
Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our consolidated balance sheet and statements of comprehensive income.
As of September 30, 2019, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of September 30, 2019, we had 24,270 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.

Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of September 30, 2019 and 2018. The gross amounts of recognized assets and liabilities are netted within our consolidated balance sheets to the extent that we have netting arrangements with the counterparties. However, as of September 30, 2019 and 2018, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2019
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$1,586	$(4,552)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	225	(1,249)
Total		1,811	(5,801)
Gross / Net Financial Instruments		$1,811	$(5,801)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2018
Designated As Hedges:
Interest rate swaps	Other current assets / Other current liabilities	$—	$(56,499)
Total		—	(56,499)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	1,369	(235)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	250	(103)
Total		1,619	(338)
Gross / Net Financial Instruments		$1,619	$(56,837)

Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, the interest rate agreements we executed in prior years were designated as cash flow hedges when those agreements were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our consolidated statements of comprehensive income for the years ended September 30, 2019, 2018 and 2017 was $3.9 million, $2.4 million and $1.0 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), for the years ended September 30, 2019 and 2018. The amounts included in the table below exclude gains and losses arising from ineffectiveness because these amounts are immediately recognized in the statement of comprehensive income as incurred.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended September 30
	2019	2018
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$(25,966)	$43,184
Recognition of losses in earnings due to settlements:
Interest rate agreements	3,022	1,752
Total other comprehensive income (loss) from hedging, net of tax	$(22,944)	$44,936

Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. The following amounts, net of deferred taxes, represent the expected recognition in earnings, as of September 30, 2019, of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments at the date of settlement.

Interest Rate Agreements
(In thousands)
2020	$(4,212)
2021	(4,212)
2022	(4,212)
2023	(4,212)
2024	(4,212)
Thereafter	(93,655)
Total	$(114,715)

Financial Instruments Not Designated as Hedges
As discussed above, commodity contracts which are used in our distribution segment are not designated as hedges. However, there is no earnings impact on our distribution segment as a result of the use of these financial instruments because the gains and losses arising from the use of these financial instruments are recognized in the consolidated statements of comprehensive income as a component of purchased gas cost when the related costs are recovered through our rates and recognized in revenue. Accordingly, the impact of these financial instruments is excluded from this presentation.
15.    Fair Value Measurements
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
Fair value measurements also apply to the valuation of our pension and post-retirement plan assets. The fair value of these assets is presented in Note 8.
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and 2018. As required under authoritative accounting literature, assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2019
	(In thousands)
Assets:
Financial instruments	$—	$1,811	$—	$—	$1,811
Debt and equity securities
Registered investment companies	41,406	—	—	—	41,406
Bond mutual funds	25,966	—	—	—	25,966
Bonds(2)	—	31,915	—	—	31,915
Money market funds	—	2,596	—	—	2,596
Total debt and equity securities	67,372	34,511	—	—	101,883
Total assets	$67,372	$36,322	$—	$—	$103,694
Liabilities:
Financial instruments	$—	$5,801	$—	$—	$5,801

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2018
	(In thousands)
Assets:
Financial instruments	$—	$1,619	$—	$—	$1,619
Debt and equity securities
Registered investment companies	42,644	—	—	—	42,644
Bond mutual funds	21,507	—	—	—	21,507
Bonds(2)	—	31,400	—	—	31,400
Money market funds	—	3,834	—	—	3,834
Total debt and equity securities	64,151	35,234	—	—	99,385
Total assets	$64,151	$36,853	$—	$—	$101,004
Liabilities:
Financial instruments	$—	$56,837	$—	$—	$56,837

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

At September 30, 2019 and 2018, our available-for-sale debt securities amortized cost was $31.7 million and $31.5 million. At September 30, 2019 we maintained investments in bonds that have contractual maturity dates ranging from October 2019 through September 2022.
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
Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our debt as of September 30, 2019:

September 30, 2019
(In thousands)
Carrying Amount	$3,560,000
Fair Value	$4,216,249

16. Discontinued Operations
On October 29, 2016, we entered into a Membership Interest Purchase Agreement (the Agreement) with CenterPoint Energy Services, Inc., a subsidiary of CenterPoint Energy, Inc. (CES) to sell all of the equity interests of AEM. The transaction closed on January 3, 2017, with an effective date of January 1, 2017. CES paid a cash purchase price of $38.3 million plus working capital of $109.0 million for total cash consideration of $147.3 million. Of this amount, $7.0 million was placed into escrow, to be paid to the Company within 24 months, net of any indemnification claims agreed upon between the two companies. In January 2018, $3.0 million of this escrowed amount was released and received by the Company. In January 2019, the remaining $4.0 million of this escrowed amount was released and received by the Company. We recognized a net gain of $0.03 per diluted share on the sale in the second quarter of fiscal 2017 and completed the working capital true–up during the third quarter of fiscal 2017.
The operating results of our natural gas marketing reportable segment have been reported on the consolidated statements of comprehensive income as income from discontinued operations, net of income tax for the year ended September 30, 2017.  Accordingly, expenses related to allocable general corporate overhead and interest expense are not included in these results.  The decision to report this segment as a discontinued operation was predicated, in part, on the following qualitative and quantitative factors:  1) the disposal resulted in the company becoming a fully regulated entity; 2) the fact that an entire reportable segment was disposed and 3) the fact the disposed segment represented in excess of 30 percent of consolidated revenues over the last five fiscal years.
The tables below set forth selected financial information related to discontinued operations. Operating expenses include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income.
The following table presents statement of comprehensive income data related to discontinued operations.

Year Ended September 30, 2017
(In thousands)
Operating revenues	$303,474
Purchased gas cost	277,554
Operating expenses	7,874
Operating income	18,046
Other nonoperating expense	(211)
Income from discontinued operations before income taxes	17,835
Income tax expense	6,841
Income from discontinued operations	10,994
Gain on sale from discontinued operations, net of tax ($10,215)	2,716
Net income from discontinued operations	$13,710

The following table presents statement of cash flow data related to discontinued operations.

Year Ended September 30, 2017
(In thousands)
Depreciation and amortization	$185
Capital expenditures	$—
Non-cash loss in commodity contract cash flow hedges	$(8,165)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Accounting Policies Related to Discontinued Operations
Except as noted below, AEM adhered to the same Significant Accounting Policies as described in Note 2.
Revenue recognition — We adopted ASC 606 using the modified retrospective approach so AEM's revenue recognition was not impacted by the adoption of the new standard. Operating revenues for our natural gas marketing segment were recognized in the period in which actual volumes were transported and storage services were provided. Operating revenues for our natural gas marketing segment and the associated carrying value of natural gas inventory (inclusive of storage costs) were recognized when we sold the gas and physically delivered it to our customers. Operating revenues include realized gains and losses arising from the settlement of financial instruments used in our natural gas marketing activities.
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
Gains and losses from hedge ineffectiveness were recognized in the statement of comprehensive income. Fair value and cash flow hedge ineffectiveness arising from natural gas market price differences between the locations of the hedged inventory and the delivery location specified in the financial instruments is referred to as basis ineffectiveness. Ineffectiveness arising from changes in the fair value of the fair value hedges due to changes in the difference between the spot price and the futures price, as well as the difference between the timing of the settlement of the futures and the valuation of the underlying physical commodity is referred to as timing ineffectiveness. Hedge ineffectiveness, to the extent incurred, is reported as a component of purchased gas cost reflected in income from discontinued operations for the year ended September 30, 2017.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Due to the sale of AEM, we determined that the cash flows associated with our natural gas marketing commodity cash flow hedges were no longer probable of occurring; therefore, we discontinued hedge accounting as of December 31, 2016. As a result, we reclassified the gain in accumulated other comprehensive income associated with the commodity contracts into earnings as a reduction of purchased gas cost and recognized a pre-tax gain of $10.6 million, which is included in income from discontinued operations on the consolidated statement of comprehensive income for the year ended September 30, 2017.
The Company's other risk management activities are discussed in Note 14.
Impact of Financial Instruments on the Statement of Comprehensive Income
Hedge ineffectiveness for our natural gas marketing segment was recorded as a component of purchased gas cost, which is included in discontinued operations on the consolidated statement of comprehensive income, and primarily results from differences in the location and timing of the derivative instrument and the hedged item. For the years ended September 30, 2017, we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $3.4 million. Additional information regarding ineffectiveness recognized in the statement of comprehensive income is included in the tables below.

Fair Value Hedges
The impact of our natural gas marketing segment commodity contracts designated as fair value hedges and the related hedged item on the results of discontinued operations on our consolidated statement of comprehensive income for the year ended September 30, 2017 is presented below.

Year Ended September 30, 2017
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
Cash Flow Hedges
The impact of our natural gas marketing segment cash flow hedges on our consolidated statement of comprehensive income for the year ended September 30, 2017 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transactions. Therefore, this presentation is not indicative of the economic margin we realized when the underlying physical and financial transactions were settled.

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

Financial Instruments Not Designated as Hedges
The impact of financial instruments that have not been designated as hedges on our consolidated statement of comprehensive income for the year ended September 30, 2017 was a decrease in purchased gas cost reflected in income from discontinued operations of $6.8 million, which is included in discontinued operations on the consolidated statements of comprehensive income. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic margin we realized when the underlying physical and financial transactions were settled.
17.    Concentration of Credit Risk
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

	Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Fiscal year 2019:
Operating revenues
Distribution	$838,835	$1,057,889	$444,944	$403,793
Pipeline and storage	134,470	135,650	149,198	147,706
Intersegment eliminations	(95,523)	(98,894)	(108,404)	(107,816)
Total operating revenues	877,782	1,094,645	485,738	443,683

Purchased gas cost	342,165	471,676	31,326	13,670
Operating income	236,464	297,677	122,202	89,715
Net Income	157,646	214,888	80,466	58,406

Basic net income per share	$1.38	$1.83	$0.68	$0.49
Diluted net income per share	$1.38	$1.82	$0.68	$0.49

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Fiscal year 2018:
Operating revenues
Distribution	$860,792	$1,199,291	$535,488	$407,476
Pipeline and storage	126,463	120,955	127,633	132,662
Intersegment eliminations	(98,063)	(100,837)	(100,876)	(95,438)
Total operating revenues	889,192	1,219,409	562,245	444,700

Purchased gas cost	366,917	626,960	130,886	43,085
Operating income	242,083	270,902	124,320	90,629
Net Income	314,132	178,992	71,193	38,747

Basic net income per share	$2.89	$1.60	$0.64	$0.35
Diluted net income per share	$2.89	$1.60	$0.64	$0.35

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework issued by COSO and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of September 30, 2019, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Ernst & Young LLP has issued its report on the effectiveness of the Company’s internal control over financial reporting. That report appears below.

/s/ JOHN K. AKERS	/s/ CHRISTOPHER T. FORSYTHE
John K. Akers	Christopher T. Forsythe
President, Chief Executive Officer and Director	Senior Vice President and Chief Financial Officer

November 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Atmos Energy Corporation

Opinion on Internal Control over Financial Reporting
We have audited Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atmos Energy Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated November 12, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
November 12, 2019

Changes in Internal Control over Financial Reporting
We did not make any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of the fiscal year ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
Not applicable.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
Information regarding directors and delinquent Section 16(a) reports, if applicable, is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 5, 2020. Information regarding executive officers is reported below:
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information as of September 30, 2019, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

Name	Age	Years of Service	Office Currently Held
Kim R. Cocklin	68	13	Executive Chairman of the Board
Michael E. Haefner	59	11	President, Chief Executive Officer and Director
Christopher T. Forsythe	48	16	Senior Vice President and Chief Financial Officer
David J. Park	48	25	Senior Vice President, Utility Operations
John K. Akers	56	28	Executive Vice President
Karen E. Hartsfield	49	4	Senior Vice President, General Counsel and Corporate Secretary
John M. Robbins	49	6	Senior Vice President, Human Resources
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
Michael E. Haefner was named President and Chief Executive Officer, effective October 1, 2017. Mr. Haefner was appointed to the Board of Directors on November 4, 2015. Mr. Haefner joined the Company in June 2008 as Senior Vice President, Human Resources. On January 19, 2015, Mr. Haefner was promoted to Executive Vice President and assumed oversight responsibility for APT, Atmos Energy Holdings, Inc. and the gas supply and services function. On October 1, 2015, Mr. Haefner was promoted to the role of President and Chief Operating Officer in which he also assumed oversight responsibility for the operations of our six utility divisions and customer service. From October 1, 2015 through September 30, 2017, Mr. Haefner served the Company as President and Chief Operating Officer. Mr. Haefner has announced his plans to retire from the Company and the Board of Directors, effective January 1, 2020.
Christopher T. Forsythe was named Senior Vice President and Chief Financial Officer effective February 1, 2017. Mr. Forsythe joined the Company in June 2003 and prior to his promotion, served as the Company's Vice President and Controller from May 2009 through January 2017. Prior to joining Atmos Energy, Mr. Forsythe worked in public accounting for 10 years.
David J. Park was named Senior Vice President of Utility Operations, effective January 1, 2017. In this role, Mr. Park is responsible for the operations of Atmos Energy’s six utility divisions as well as gas supply. Prior to this promotion, Mr. Park served as the President of the West Texas Division from July 2012 to December 2016. Mr. Park also served as Vice President of

Rates and Regulatory Affairs in the Mid-Tex Division and previously held positions in Engineering and Public Affairs. Mr. Park's years of service include 10 years at a company acquired by Atmos Energy in 2004.
John K. (Kevin) Akers was named President and Chief Executive Officer and was appointed to the Board of Directors effective October 1, 2019. Mr. Akers joined the company in 1991. Mr. Akers assumed increased responsibilities over time and was named President of the Mississippi Division in 2002. He was later named President of the Kentucky/Mid-States Division in May 2007, a position he held until December 2016. Effective January 1, 2017, Mr. Akers was named Senior Vice President, Safety and Enterprise Services and was responsible for customer service, facilities management, safety and supply chain management. In November 2018, Mr. Akers was named Executive Vice President and assumed oversight responsibility for APT.
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
John M. (Matt) Robbins was named Senior Vice President, Human Resources, effective January 1, 2017. Mr. Robbins joined the Company in May 2013 and prior to this promotion served as Vice President, Human Resources from February 2015 to December 2016. Before joining Atmos Energy, Mr. Robbins had over 20 years of experience in human resources.
Identification of the members of the Audit Committee of the Board of Directors as well as the Board of Directors’ determination as to whether one or more audit committee financial experts are serving on the Audit Committee of the Board of Directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 5, 2020.
The Company has adopted a code of ethics for its principal executive officer, principal financial officer and principal accounting officer. Such code of ethics is represented by the Company’s Code of Conduct, which is applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of the Company’s Code of Conduct is posted on the Company’s website at www.atmosenergy.com, under "Governance" under the "Corporate Responsibility" tab. In addition, any amendment to or waiver granted from a provision of the Company’s Code of Conduct will be posted on the Company’s website also under "Governance" under the "Corporate Responsibility" tab.

ITEM 11.	Executive Compensation.
Information on executive compensation is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 5, 2020, under the captions "Human Resources Committee Report," "Compensation Discussion and Analysis," "Other Executive Compensation Matters" and "Named Executive Officer Compensation."

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security ownership of certain beneficial owners and of management is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 5, 2020, under the heading "Beneficial Ownership of Common Stock." Information concerning our equity compensation plans is provided in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
Information on certain relationships and related transactions as well as director independence is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 5, 2020, under the heading "Corporate Governance and Other Board Matters," "Proposal One – Election of Directors," and "Director Compensation."

ITEM 14.	Principal Accountant Fees and Services.
Information on our principal accountant’s fees and services is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 5, 2020, under the heading "Proposal Two – Ratification of Appointment of Independent Registered Public Accounting Firm."

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.
(a)  1. and 2. Financial statements and financial statement schedules.
The financial statements and financial statement schedule listed in the Index to Financial Statements in Item 8 are filed as part of this Form 10-K.
3.     Exhibits

Exhibit Number	Description	Page Number or Incorporation by Reference to
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Membership Interest Purchase Agreement by and between Atmos Energy Holdings, Inc. as Seller and CenterPoint Energy Services, Inc. as Buyer, dated as of October 29, 2016	Exhibit 2.1 to Form 8-K dated October 29, 2016 (File No. 1-10042)
Articles of Incorporation and Bylaws
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 5, 2019)	Exhibit 3.1 to Form 8-K dated February 5, 2019 (File No. 1-10042)
Instruments Defining Rights of Security Holders, Including Indentures
4.1(a)	Specimen Common Stock Certificate (Atmos Energy Corporation)	Exhibit 4.1 to Form 10-K for fiscal year ended September 30, 2012 (File No. 1-10042)
4.1(b)	Description of Registrant's Securities
4.2	Indenture dated as of November 15, 1995 between United Cities Gas Company and Bank of America Illinois, Trustee	Exhibit 4.11(a) to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.3	Indenture dated as of July 15, 1998 between Atmos Energy Corporation and U.S. Bank Trust National Association, Trustee	Exhibit 4.8 to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.4	Indenture dated as of May 22, 2001 between Atmos Energy Corporation and SunTrust Bank, Trustee	Exhibit 99.3 to Form 8-K dated May 15, 2001 (File No. 1-10042)
4.5	Indenture dated as of March 23, 2009 between Atmos Energy Corporation and U.S. Bank National Corporation, Trustee	Exhibit 4.1 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4.6(a)	Debenture Certificate for the 6 3/4% Debentures due 2028	Exhibit 99.2 to Form 8-K dated July 22, 1998 (File No. 1-10042)
4.6(b)	Global Security for the 5.95% Senior Notes due 2034	Exhibit 10(2)(g) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4.6(c)	Global Security for the 5.5% Senior Notes due 2041	Exhibit 4.2 to Form 8-K dated June 10, 2011 (File No. 1-10042)

4.6(d)	Global Security for the 4.15% Senior Notes due 2043	Exhibit 4.2 to Form 8-K dated January 8, 2013 (File No. 1-10042)
4.6(e)	Global Security for the 4.125% Senior Notes due 2044	Exhibit 4.2 to Form 8-K dated October 15, 2014 (File No. 1-10042)
4.6(f)	Global Security for the 3.000% Senior Notes due 2027	Exhibit 4.2 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.6(g)	Global Security for the 4.125% Senior Notes due 2044	Exhibit 4.3 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.6(h)	Global Security for the 4.300% Senior Notes due 2048	Exhibit 4.2 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.6(i)	Global Security for the 4.300% Senior Notes due 2048	Exhibit 4.3 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.6(j)	Global Security for the 4.125% Senior Notes due 2049	Exhibit 4.2 to Form 8-K dated March 4, 2019 (File No. 1-10042)
4.6(k)	Global Security for the 2.625% Senior Notes due 2029	Exhibit 4.2 to Form 8-K dated October 2, 2019 (File No. 1-10042)
4.6(l)	Global Security for the 3.375% Senior Notes due 2049	Exhibit 4.3 to Form 8-K dated October 2, 2019 (File No. 1-10042)
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
Exhibit 10.1(c) to Form 10-K for fiscal year ended September 30, 2018 (File No. 1-10042)
10.2(a)	Equity Distribution Agreement, dated as of November 16, 2018, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated November 16, 2018 (File No. 1-10042)
10.2(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated November 16, 2018 (File No. 1-10042)
10.2(c)	Forward Sale Agreement between Atmos Energy Corporation and Goldman Sachs & Co. LLC dated as of November 28, 2018	Exhibit 10.1 to Form 8-K dated November 28, 2018 (File No. 1-10042)
10.2(d)	Forward Sale Agreement between Atmos Energy Corporation and Bank of America, N.A. dated as of November 28, 2018	Exhibit 10.2 to Form 8-K dated November 28, 2018 (File No. 1-10042)
10.2(e)	Additional Forward Sale Agreement between Atmos Energy Corporation and Goldman Sachs & Co. LLC dated as of November 29, 2018	Exhibit 10.3 to Form 8-K dated November 28, 2018 (File No. 1-10042)
10.2(f)	Additional Forward Sale Agreement between Atmos Energy Corporation and Bank of America, N.A. dated as of November 29, 2018	Exhibit 10.4 to Form 8-K dated November 28, 2018 (File No. 1-10042)

Executive Compensation Plans and Arrangements
10.3(a)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier I	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.3(b)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier II	Exhibit 10.7(b) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.4(a)*	Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31 to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.4(b)*	Amendment No. 1 to the Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31(a) to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.5*	Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated October 1, 2016)	Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)
10.6(a)*	Atmos Energy Corporation Supplemental Executive Benefits Plan, Amended and Restated in its Entirety August 7, 2007	Exhibit 10.8(a) to Form 10-K for fiscal year ended September 30, 2008 (File No. 1-10042)
10.6(b)*	Form of Individual Trust Agreement for the Supplemental Executive Benefits Plan	Exhibit 10.3 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.7(a)*	Atmos Energy Corporation Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2016)	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)
10.7(b)*	Atmos Energy Corporation Performance-Based Supplemental Executive Benefits Plan Trust Agreement, Effective Date December 1, 2000	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.8*	Atmos Energy Corporation Account Balance Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2016)	Exhibit 10.8 to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)
10.9(a)*	Mini-Med/Dental Benefit Extension Agreement dated October 1, 1994	Exhibit 10.28(f) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.9(b)*	Amendment No. 1 to Mini-Med/Dental Benefit Extension Agreement dated August 14, 2001	Exhibit 10.28(g) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.9(c)*	Amendment No. 2 to Mini-Med/Dental Benefit Extension Agreement dated December 31, 2002	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2002 (File No. 1-10042)
10.10*	Atmos Energy Corporation Equity Incentive and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of January 1, 2012	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2011 (File No. 1-10042)
10.11(a)*	Atmos Energy Corporation 1998 Long-Term Incentive Plan (as amended and restated November 6, 2019)
10.11(b)*	Form of Award Agreement of Time-Lapse Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
10.11(c)*	Form of Award Agreement of Performance-Based Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan

10.11(d)*	Form of Non-Employee Director Award Agreement of Time-Lapse Restricted Stock Units Under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
10.11(e)*	Form of Non-Employee Director Award Agreement of Stock Unit Awards Under The Atmos Energy Corporation 1998 Long-Term Incentive Plan
Other Exhibits, as indicated
21	Subsidiaries of the registrant
23.1	Consent of independent registered public accounting firm, Ernst & Young LLP
24	Power of Attorney	Signature page of Form 10-K for fiscal year ended September 30, 2019
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications**
Interactive Data File
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."
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

ITEM 16.	Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION
(Registrant)

By:	/s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer
Date: November 12, 2019

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John K. Akers and Christopher T. Forsythe, or either of them acting alone or together, as his true and lawful attorney-in-fact and agent with full power to act alone, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ KIM R. COCKLIN	Executive Chairman of the Board	November 12, 2019
Kim R. Cocklin

/s/ JOHN K. AKERS	President, Chief Executive Officer and Director	November 12, 2019
John K. Akers

/s/ CHRISTOPHER T. FORSYTHE	Senior Vice President and Chief Financial Officer	November 12, 2019
Christopher T. Forsythe

/s/ RICHARD M. THOMAS	Vice President and Controller (Principal Accounting Officer)	November 12, 2019
Richard M. Thomas

/s/ ROBERT W. BEST	Director	November 12, 2019
Robert W. Best

/s/ KELLY H. COMPTON	Director	November 12, 2019
Kelly H. Compton

/s/ SEAN DONOHUE	Director	November 12, 2019
Sean Donohue

/s/ RAFAEL G. GARZA	Director	November 12, 2019
Rafael G. Garza

/s/ RICHARD K. GORDON	Director	November 12, 2019
Richard K. Gordon

/s/ ROBERT C. GRABLE	Director	November 12, 2019
Robert C. Grable

/s/ MICHAEL E. HAEFNER	Director	November 12, 2019
Michael E. Haefner

/s/ NANCY K. QUINN	Director	November 12, 2019
Nancy K. Quinn

/s/ RICHARD A. SAMPSON	Director	November 12, 2019
Richard A. Sampson

/s/ STEPHEN R. SPRINGER	Director	November 12, 2019
Stephen R. Springer

/s/ DIANA J. WALTERS	Director	November 12, 2019
Diana J. Walters

/s/ RICHARD WARE II	Director	November 12, 2019
Richard Ware II

Schedule II
ATMOS ENERGY CORPORATION
Valuation and Qualifying Accounts
Three Years Ended September 30, 2019

		Additions
	Balance at beginning of period	Charged to cost & expenses	Charged to other accounts	Deductions		Balance at end of period
		(In thousands)
2019
Allowance for doubtful accounts	$14,795	$17,633	$—	$16,529	(1)	$15,899
2018
Allowance for doubtful accounts	$10,865	$14,894	$—	$10,964	(1)	$14,795
2017
Allowance for doubtful accounts	$11,056	$12,269	$—	$12,460	(1)	$10,865

(1)	Uncollectible accounts written off.