Form 10-Q
period 2019-12-31
ATMOS ENERGY CORP
filed 2020-02-04
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2020.

Class		Shares Outstanding
Common stock	No Par Value	122,266,316

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NTSB	National Transportation Safety Board
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SIR	System Integrity Rider
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	September 30, 2019
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$14,691,719	$14,180,593
Less accumulated depreciation and amortization	2,441,296	2,392,924
Net property, plant and equipment	12,250,423	11,787,669
Current assets
Cash and cash equivalents	189,272	24,550
Accounts receivable, net	435,616	230,571
Gas stored underground	115,259	130,138
Other current assets	71,982	72,772
Total current assets	812,129	458,031
Goodwill	730,706	730,706
Deferred charges and other assets	594,867	391,213
	$14,388,125	$13,367,619
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: December 31, 2019 — 122,262,403 shares; September 30, 2019 — 119,338,925 shares	$611	$597
Additional paid-in capital	3,979,564	3,712,194
Accumulated other comprehensive loss	(113,531)	(114,583)
Retained earnings	2,261,131	2,152,015
Shareholders’ equity	6,127,775	5,750,223
Long-term debt	4,324,285	3,529,452
Total capitalization	10,452,060	9,279,675
Current liabilities
Accounts payable and accrued liabilities	308,113	265,024
Other current liabilities	537,009	479,501
Short-term debt	—	464,915
Current maturities of long-term debt	50	—
Total current liabilities	845,172	1,209,440
Deferred income taxes	1,352,333	1,300,015
Regulatory excess deferred taxes	699,375	705,101
Regulatory cost of removal obligation	451,178	473,172
Deferred credits and other liabilities	588,007	400,216
	$14,388,125	$13,367,619
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31
	2019	2018
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$828,504	$838,835
Pipeline and storage segment	148,176	134,470
Intersegment eliminations	(101,117)	(95,523)
Total operating revenues	875,563	877,782

Purchased gas cost
Distribution segment	397,558	437,732
Pipeline and storage segment	99	(358)
Intersegment eliminations	(100,789)	(95,209)
Total purchased gas cost	296,868	342,165

Operation and maintenance expense	152,245	138,600
Depreciation and amortization expense	105,062	96,065
Taxes, other than income	68,607	64,488
Operating income	252,781	236,464
Other non-operating income (expense)	4,887	(7,723)
Interest charges	27,229	27,849
Income before income taxes	230,439	200,892
Income tax expense	51,766	43,246
Net income	$178,673	$157,646
Basic net income per share	$1.47	$1.38
Diluted net income per share	$1.47	$1.38
Cash dividends per share	$0.575	$0.525
Basic weighted average shares outstanding	121,113	113,800
Diluted weighted average shares outstanding	121,359	113,832

Net income	$178,673	$157,646
Other comprehensive income (loss), net of tax
Net unrealized holding losses on available-for-sale securities, net of tax of $0 and $0	(1)	—
Cash flow hedges:
Amortization and unrealized loss on interest rate agreements, net of tax of $311 and $(6,580)	1,053	(22,258)
Total other comprehensive income (loss)	1,052	(22,258)
Total comprehensive income	$179,725	$135,388
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31
	2019	2018
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$178,673	$157,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	105,062	96,065
Deferred income taxes	46,726	40,339
Other	(616)	6,231
Net assets / liabilities from risk management activities	4,143	(2,458)
Net change in operating assets and liabilities	(161,543)	(133,139)
Net cash provided by operating activities	172,445	164,684
Cash Flows From Investing Activities
Capital expenditures	(529,186)	(416,404)
Debt and equity securities activities, net	(1,602)	(963)
Other, net	2,553	2,074
Net cash used in investing activities	(528,235)	(415,293)
Cash Flows From Financing Activities
Net decrease in short-term debt	(464,915)	(575,780)
Net proceeds from equity offering	259,005	494,734
Issuance of common stock through stock purchase and employee retirement plans	4,267	4,241
Proceeds from issuance of long-term debt	799,450	596,994
Cash dividends paid	(69,557)	(58,722)
Debt issuance costs	(7,738)	(6,432)
Net cash provided by financing activities	520,512	455,035
Net increase in cash and cash equivalents	164,722	204,426
Cash and cash equivalents at beginning of period	24,550	13,771
Cash and cash equivalents at end of period	$189,272	$218,197

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2019
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at December 31, 2019, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis, aside from accounting policy changes noted below, as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Because of seasonal and other factors, the results of operations for the three-month period ended December 31, 2019 are not indicative of our results of operations for the full 2020 fiscal year, which ends September 30, 2020.
No events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements.

Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
Accounting pronouncements adopted in fiscal 2020
In February 2016, the Financial Accounting Standards Board (FASB) issued a comprehensive new leasing standard that requires lessees to recognize a lease liability and a right-of-use (ROU) asset for all leases, including operating leases on its balance sheet. The new standard was effective for us beginning on October 1, 2019. See Note 6 to the unaudited condensed consolidated financial statements for further details regarding our adoption of the new lease standard and the related disclosures.
Accounting pronouncements that will be effective after fiscal 2020
In December 2019, the FASB issued new guidance related to accounting for income taxes which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocations and calculating income taxes in interim periods. The new standard also adds guidance to reduce complexity in certain areas, such as recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The new standard will be effective for us beginning on October 1, 2021; early adoption is permitted. We are currently evaluating the potential impact of this new guidance on our financial position, results of operations and cash flows.
In June 2016, the FASB issued new guidance which will require credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. In contrast, current U.S. GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. The new guidance also introduces a new impairment recognition model for available-for-sale debt securities that will require credit losses to be recorded through an allowance account. The new standard will be effective for us beginning on October 1, 2020; early adoption is permitted. We are currently evaluating the potential impact of this new guidance on our financial position, results of operations and cash flows.

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
Significant regulatory assets and liabilities as of December 31, 2019 and September 30, 2019 included the following:

	December 31, 2019	September 30, 2019
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$83,783	$86,089
Infrastructure mechanisms(1)	108,997	131,894
Deferred gas costs	10,386	23,766
Recoverable loss on reacquired debt	6,102	6,551
Deferred pipeline record collection costs	27,414	26,418
Rate case costs	1,052	1,346
Other	4,324	8,483
	$242,058	$284,547
Regulatory liabilities:
Regulatory excess deferred taxes(2)	$721,049	$726,307
Regulatory cost of service reserve(3)	4,747	5,238
Regulatory cost of removal obligation	519,538	528,893
Deferred gas costs	42,142	14,112
Asset retirement obligation	17,054	17,054
APT annual adjustment mechanism	72,732	78,402
Other	17,755	16,120
	$1,395,017	$1,386,126

(1)
Infrastructure mechanisms in Texas and Louisiana allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.

(2)
The Tax Cuts and Jobs Act of 2017 (the "TCJA") resulted in the remeasurement of the net deferred tax liability included in our rate base. Of this amount, $21.7 million as of December 31, 2019 and $21.2 million as of September 30, 2019 is recorded in other current liabilities. These liabilities are being returned to customers in most of our jurisdictions on a provisional basis over 15 to 46 years until formal orders establish the final refund periods.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Income statements and capital expenditures for the three months ended December 31, 2019 and 2018 by segment are presented in the following tables:

	Three Months Ended December 31, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$827,840	$47,723	$—	$875,563
Intersegment revenues	664	100,453	(101,117)	—
Total operating revenues	828,504	148,176	(101,117)	875,563
Purchased gas cost	397,558	99	(100,789)	296,868
Operation and maintenance expense	114,352	38,221	(328)	152,245
Depreciation and amortization expense	76,074	28,988	—	105,062
Taxes, other than income	60,243	8,364	—	68,607
Operating income	180,277	72,504	—	252,781
Other non-operating income	1,954	2,933	—	4,887
Interest charges	16,362	10,867	—	27,229
Income before income taxes	165,869	64,570	—	230,439
Income tax expense	36,112	15,654	—	51,766
Net income	$129,757	$48,916	$—	$178,673
Capital expenditures	$404,247	$124,939	$—	$529,186

	Three Months Ended December 31, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$838,181	$39,601	$—	$877,782
Intersegment revenues	654	94,869	(95,523)	—
Total operating revenues	838,835	134,470	(95,523)	877,782
Purchased gas cost	437,732	(358)	(95,209)	342,165
Operation and maintenance expense	105,767	33,147	(314)	138,600
Depreciation and amortization expense	69,709	26,356	—	96,065
Taxes, other than income	56,190	8,298	—	64,488
Operating income	169,437	67,027	—	236,464
Other non-operating expense	(6,477)	(1,246)	—	(7,723)
Interest charges	18,210	9,639	—	27,849
Income before income taxes	144,750	56,142	—	200,892
Income tax expense	30,365	12,881	—	43,246
Net income	$114,385	$43,261	$—	$157,646
Capital expenditures	$302,545	$113,859	$—	$416,404

Balance sheet information at December 31, 2019 and September 30, 2019 by segment is presented in the following tables:

	December 31, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$9,083,765	$3,166,658	$—	$12,250,423
Total assets	$13,599,293	$3,389,655	$(2,600,823)	$14,388,125

	September 30, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$8,737,590	$3,050,079	$—	$11,787,669
Total assets	$12,579,741	$3,279,323	$(2,491,445)	$13,367,619

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic weighted average shares outstanding is calculated based upon the weighted average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 8 to the unaudited condensed consolidated financial statements, when the impact is dilutive. Basic and diluted earnings per share for the three months ended December 31, 2019 and 2018 are calculated as follows:

	Three Months Ended December 31
	2019	2018
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$178,673	$157,646
Less: Income allocated to participating securities	136	135
Income available to common shareholders	$178,537	$157,511
Basic weighted average shares outstanding	121,113	113,800
Net income per share — Basic	$1.47	$1.38
Diluted Earnings Per Share
Income available to common shareholders	$178,537	$157,511
Effect of dilutive shares	—	—
Income available to common shareholders	$178,537	$157,511
Basic weighted average shares outstanding	121,113	113,800
Dilutive shares	246	32
Diluted weighted average shares outstanding	121,359	113,832
Net income per share - Diluted	$1.47	$1.38

5.    Revenue
Our revenue recognition policy is fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provides a reconciliation to total operating revenues, including intersegment revenues, for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31, 2019
	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$552,076	$—
Commercial	211,314	—
Industrial	24,925	—
Public authority and other	13,022	—
Total gas sales revenues	801,337	—
Transportation revenues	26,640	152,010
Miscellaneous revenues	6,786	5,155
Revenues from contracts with customers	834,763	157,165
Alternative revenue program revenues	(6,751)	(8,989)
Other revenues	492	—
Total operating revenues	$828,504	$148,176

	Three Months Ended December 31, 2018
	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$547,928	$—
Commercial	218,938	—
Industrial	34,537	—
Public authority and other	13,285	—
Total gas sales revenues	814,688	—
Transportation revenues	25,400	147,424
Miscellaneous revenues	6,950	1,682
Revenues from contracts with customers	847,038	149,106
Alternative revenue program revenues	(8,739)	(14,636)
Other revenues	536	—
Total operating revenues	$838,835	$134,470

6. Leases

We adopted the provisions of the new lease accounting standard beginning on October 1, 2019, using the optional transition method, which allows us to apply the provisions of the new standard to all leases that existed as of the date of adoption. Therefore, results for reporting periods beginning on October 1, 2019 are presented under the new lease accounting standard and prior periods are presented under the former lease accounting standard.
The new guidance included several practical expedients to facilitate the implementation of the new standard. The following summarizes the practical expedients we used to implement the standard.

•	We elected to bundle our lease and non-lease components as a single component for all asset classes.

•	We elected not to perform the following:

◦	Evaluate existing or expired land easements prior to October 1, 2019 to determine if they are leases.

◦	Include short-term leases in the calculation of our lease liability.

◦	Evaluate existing or expired contracts to determine if they are leases.

◦	Assess lease classification for existing or expired leases.

◦	Review initial direct costs for existing leases.

◦	Use hindsight in order to determine the lease term or impairment of our ROU assets.

Upon adoption of this new guidance, we recorded ROU assets and lease liabilities of $231.3 million. Additionally, we reclassified a net $6.5 million of accrued and prepaid lease costs to the ROU asset and $2.5 million related to an existing finance lease from deferred credits and other liabilities to long-term debt.

Implementation of the new lease accounting guidance had no material impact on our condensed consolidated statements of comprehensive income or our condensed consolidated statements of cash flows. Additionally, we did not record a cumulative-effect adjustment to retained earnings on the opening balance sheet.

New Lease Accounting Policy
We determine if an arrangement is a lease at the inception of the agreement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and we have the right to control the asset. We are the lessee for substantially all of our leasing activity, which primarily includes operating leases for office and warehouse space, towers, vehicles and heavy equipment used in our operations. We are also a lessee in a finance lease for a service center.
We record a lease liability and a corresponding ROU asset for all of our leases with a term greater than 12 months. For lease contracts containing renewal and termination options, we include the option period in the lease term when it is reasonably certain the option will be exercised. We most frequently assume renewal options at the inception of the arrangement for our tower and fleet leases, based on our anticipated use of the assets. Real estate leases that contain a renewal option are evaluated on a lease-by-lease basis to determine if the option period should be included in the lease term. Currently, we have not included material renewal options for real estate leases in our ROU asset or lease liability. The following table presents our weighted average remaining lease term for our leases.

December 31, 2019
Weighted average remaining lease term (years)
Finance lease	19.00
Operating leases	10.78

The lease liability represents the present value of all lease payments over the lease term. The discount rate used to determine the present value of the lease liability is the rate implicit in the lease unless that rate cannot be readily determined. We use the implicit rate stated in the agreement to determine the lease liability for our fleet leases. We use our corporate collateralized incremental borrowing rate as the discount rate for all other lease agreements. This rate is appropriate because we believe it represents the rate we would have incurred to borrow funds to acquire the leased asset over a similar term. We calculated this rate using a combination of inputs, including our current credit rating, quoted market prices of interest rates for our publicly traded unsecured debt, observable market yield curve data for peer companies with a credit rating one notch higher than our current credit rating and the lease term.
The following table represents our weighted average discount rate at December 31, 2019:

December 31, 2019
Weighted average discount rate
Finance lease	9.57%
Operating leases	2.91%

The ROU asset represents the right to use the underlying asset for the lease term, and is equal to the lease liability, adjusted for prepaid or accrued lease payments and any lease incentives that have been paid to us or when we are reasonably certain to incur costs equal to or greater than the allowance defined in the contract.
Variable payments included in our leasing arrangements are expensed in the period in which the obligation for these payments is incurred. Variable payments are dependent on usage, output or may vary for other reasons. Most of our variable lease expense is related to tower leases that have escalating payments based on changes to a stated CPI index, and usage of certain office equipment.
We have not provided material residual value guarantees for our leases, nor do our leases contain material restrictions or covenants.
Lease costs for the three months ended December 31, 2019 are presented in the table below. These costs include both amounts recognized in expense and amounts capitalized. For the three months ended December 31, 2019, we did not have material short-term lease costs or variable lease costs.

Three Months Ended December 31, 2019
(In thousands)
Finance lease cost	$73
Operating lease cost	9,925
Total lease cost	$9,998

Our ROU assets and lease liabilities are presented as follows on the condensed consolidated balance sheets (unaudited):

	Balance Sheet Classification	December 31, 2019
		(In thousands)
Assets
Finance lease	Net Property, Plant and Equipment	$2,522
Operating leases	Deferred charges and other assets	223,486
Total right-of-use assets		$226,008
Liabilities
Current
Finance lease	Current maturities of long-term debt	$50
Operating leases	Other current liabilities	30,099
Noncurrent
Finance lease	Long-term debt	2,484
Operating leases	Deferred credits and other liabilities	200,997
Total lease liabilities		$233,630

Other pertinent information related to leases was as follows. During the three months ended December 31, 2019, amounts paid in cash for our finance lease were not material, nor did we enter into any new finance leases.

Three Months Ended December 31, 2019
(In thousands)
Cash paid amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$8,840
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$6,812

Maturities of our lease liabilities as of December 31, 2019, presented on a rolling 12-month basis, were as follows:

	Total	Finance Lease	Operating Leases
	(In thousands)
Year 1	$35,719	$244	$35,475
Year 2	35,954	249	35,705
Year 3	32,230	254	31,976
Year 4	27,421	259	27,162
Year 5	18,981	264	18,717
Thereafter	127,745	4,222	123,523
Total lease payments	278,050	5,492	272,558
Less: Imputed interest	44,420	2,958	41,462
Total	$233,630	$2,534	$231,096
Reported as of December 31, 2019
Short-term lease liabilities	$30,149	$50	$30,099
Long-term lease liabilities	203,481	2,484	200,997
Total lease liabilities	$233,630	$2,534	$231,096

Disclosures Related to Prior Periods

The future minimum lease payments as September 30, 2019 were as follows:

	Operating Leases(1)	Capital Lease
	(In thousands)
2020	$21,017	$243
2021	20,416	248
2022	19,370	253
2023	18,071	258
2024	15,718	263
Thereafter	105,544	4,343
Total minimum lease payments	$200,136	5,608
Less amount representing interest		3,018
Present value of net minimum lease payments		$2,590

(1)
Future minimum lease payments do not include amounts for fleet leases and other de minimis items that can be renewed beyond the initial lease term. The Company anticipates renewing the leases beyond the initial term, but the anticipated payments associated with the renewals do not meet the definition of expected minimum lease payments and therefore are not included above. Expected payments are $17.6 million in 2020, $18.0 million in 2021, $11.8 million in 2022, $8.5 million in 2023, $5.4 million 2024 and $2.7 million thereafter.

Consolidated lease and rental expense for the three months ended December 31, 2018 was $10.0 million.

7.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 6 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Other than as described below, there were no material changes in the terms of our debt instruments during the three months ended December 31, 2019.

Long-term debt at December 31, 2019 and September 30, 2019 consisted of the following:

	December 31, 2019	September 30, 2019
	(In thousands)
Unsecured 3.00% Senior Notes, due 2027	$500,000	$500,000
Unsecured 2.625% Senior Notes, due 2029	300,000	—
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due 2049	500,000	—
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Finance lease obligations (see Note 6)	2,534	—
Total long-term debt	4,362,534	3,560,000
Less:
Original issue (premium) / discount on unsecured senior notes and debentures	703	193
Debt issuance cost	37,496	30,355
Current maturities	50	—
	$4,324,285	$3,529,452

On October 2, 2019, we completed a public offering of $300 million of 2.625% senior notes due 2029 and $500 million of 3.375% senior notes due 2049. We received net proceeds from the offering, after the underwriting discount and offering expenses, of $791.7 million, that were used for general corporate purposes, including the repayment of borrowings pursuant to our commercial paper program. The effective interest rate on these notes is 2.72% and 3.42%, after giving effect to the offering costs.
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
Currently, our short-term borrowing requirements are satisfied through a combination of a $1.5 billion commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $1.5 billion of total working capital funding. The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that expires on September 25, 2023. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 1.25 percent, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At December 31, 2019, there were no amounts outstanding under our commercial paper program. At September 30, 2019, a total of $464.9 million was outstanding.
Additionally, we have a $25 million 364-day unsecured facility and a $10 million 364-day unsecured revolving credit facility, which is used primarily to issue letters of credit. At December 31, 2019, there were no borrowings outstanding under either of these facilities; however, outstanding letters of credit reduced the total amount available to us under our $10 million facility to $4.4 million.
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At December 31, 2019, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 42 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of December 31, 2019. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

8.    Shareholders' Equity

The following tables present a reconciliation of changes in stockholders' equity for the three months ended December 31, 2019 and 2018.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2019	119,338,925	$597	$3,712,194	$(114,583)	$2,152,015	$5,750,223
Net income	—	—	—	—	178,673	178,673
Other comprehensive income	—	—	—	1,052	—	1,052
Cash dividends ($0.575 per share)	—	—	—	—	(69,557)	(69,557)
Common stock issued:
Public and other stock offerings	2,758,929	13	263,259	—	—	263,272
Stock-based compensation plans	164,549	1	4,111	—	—	4,112
Balance, December 31, 2019	122,262,403	$611	$3,979,564	$(113,531)	$2,261,131	$6,127,775

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2018	111,273,683	$556	$2,974,926	$(83,647)	$1,878,116	$4,769,951
Net income	—	—	—	—	157,646	157,646
Other comprehensive loss	—	—	—	(22,258)	—	(22,258)
Cash dividends ($0.525 per share)	—	—	—	—	(58,722)	(58,722)
Cumulative effect of accounting change	—	—	—	(8,210)	8,210	—
Common stock issued:
Public and other stock offerings	5,434,812	27	498,948	—	—	498,975
Stock-based compensation plans	184,464	1	2,602	—	—	2,603
Balance, December 31, 2018	116,892,959	$584	$3,476,476	$(114,115)	$1,985,250	$5,348,195

Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $3.0 billion in common stock and/or debt securities. At December 31, 2019, approximately $0.5 billion of securities remained available for issuance under the shelf registration statement, which expires November 13, 2021.
We also have an at-the-market (ATM) equity sales program that allows us to issue and sell shares of our common stock up to an aggregate offering price of $500 million (including shares of common stock that may be sold pursuant to a forward sale agreement entered into in connection with the ATM equity sales program), which expires November 13, 2021. During the three months ended December 31, 2019, we executed forward sales under the ATM with various forward sellers who borrowed and sold 339,574 shares of our common stock for $36.8 million. Additionally, during the three months ended December 31, 2019, we settled 2,234,871 shares that had been sold during fiscal 2019 under the ATM for net proceeds of $214.6 million. As of December 31, 2019, the ATM program had approximately $38 million of equity available for issuance.
On November 30, 2018, we filed a prospectus supplement under the registration statement relating to an underwriting agreement to sell 5,390,836 shares of our common stock for $500 million. After expenses, net proceeds from the offering were $494.1 million. Concurrently, we entered into separate forward sale agreements with two forward sellers who borrowed and sold 2,668,464 shares of our common stock for $247.5 million. During the three months ended December 31, 2019, we settled the remaining 485,189 shares under these agreements for net proceeds of $44.4 million.
If we had settled all shares that remain available under our various forward sale agreements as of December 31, 2019, we would have received proceeds of $239.6 million, based on a net price of $106.51 per share.
The following table presents information relevant to the forward sales during the first quarter of fiscal 2020.

	Maturity
	September 30, 2020		March 31, 2020		Total
	Shares	Price(1)	Shares	Price(1)	Shares	Price(1)
Available Balance September 30, 2019	2,474,162		2,155,698		4,629,860
Q1 Issuance	339,574	$107.40	—	$—	339,574	$107.40
Q1 Settlement	(564,362)	$100.21	(2,155,698)	$93.88	(2,720,060)	$95.22
Available Balance December 31, 2019	2,249,374		—		2,249,374

(1)	Issued price as disclosed is calculated as the weighted average price for activity occurring during the quarter.

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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2019	$132	$(114,715)	$(114,583)
Other comprehensive loss before reclassifications	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive income	—	1,053	1,053
Net current-period other comprehensive income (loss)	(1)	1,053	1,052
December 31, 2019	$131	$(113,662)	$(113,531)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2018	$8,124	$(91,771)	$(83,647)
Other comprehensive loss before reclassifications	—	(22,716)	(22,716)
Amounts reclassified from accumulated other comprehensive income	—	458	458
Net current-period other comprehensive loss	—	(22,258)	(22,258)
Cumulative effect of accounting change	(8,210)	—	(8,210)
December 31, 2018	$(86)	$(114,029)	$(114,115)

9.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three months ended December 31, 2019 and 2018 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.

	Three Months Ended December 31
	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,653	$4,045	$3,366	$2,702
Interest cost(1)	5,843	6,799	2,653	2,961
Expected return on assets(1)	(7,079)	(7,113)	(2,625)	(2,665)
Amortization of prior service cost (credit)(1)	(58)	(58)	43	43
Amortization of actuarial (gain) loss(1)	(1,271)	1,608	(334)	(2,045)
Net periodic pension cost	$2,088	$5,281	$3,103	$996

(1)
The components of net periodic cost other than the service cost component are included in the line item other non-operating expense in the condensed consolidated statement of comprehensive income or are capitalized on the condensed consolidated balance sheets as a regulatory asset or liability, as described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

10.    Commitments and Contingencies
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices indexed to natural gas hubs. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. At December 31, 2019, we were committed to purchase 25.7 Bcf within one year and 1.0 Bcf within two to three years under indexed contracts.
Rate Regulatory Proceedings
Except for routine rate regulatory proceedings as discussed below, there were no material changes to rate regulatory proceedings for the three months ended December 31, 2019.
As of December 31, 2019, five rate regulatory proceedings were in progress in some of our service areas. These proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments.

11.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and in the past have also used financial instruments to mitigate interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. During the three months ended December 31, 2019, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.

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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2019-2020 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we anticipate hedging approximately 49 percent, or 19.9 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.

Interest Rate Risk Management Activities
Historically, we managed interest rate risk by periodically entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
As of December 31, 2019, we had $113.7 million of net realized losses in AOCI associated with the settlement of financial instruments used to fix the Treasury yield component of the interest cost of financing various issuances of long-term debt and senior notes, which will be recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2049.

Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and statements of comprehensive income.
As of December 31, 2019, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of December 31, 2019, we had 14,530 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.

Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of December 31, 2019 and September 30, 2019. The gross amounts of recognized assets and liabilities are netted within our unaudited condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, for December 31, 2019 and September 30, 2019, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
December 31, 2019
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$1,213	$(8,391)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	158	(439)
Total		1,371	(8,830)
Gross / Net Financial Instruments		$1,371	$(8,830)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2019
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$1,586	$(4,552)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	225	(1,249)
Total		1,811	(5,801)
Gross / Net Financial Instruments		$1,811	$(5,801)

Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, in the past our distribution segment had interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended December 31, 2019 and 2018 was $1.4 million and $0.6 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three months ended December 31, 2019 and 2018. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the statement of comprehensive income as incurred.

	Three Months Ended December 31
	2019	2018
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$—	$(22,716)
Recognition of losses in earnings due to settlements:
Interest rate agreements	1,053	458
Total other comprehensive income (loss) from hedging, net of tax	$1,053	$(22,258)

Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. The following amounts, net of deferred taxes, represent the expected recognition in earnings, as of December 31, 2019, of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments at the date of settlement.

Interest Rate Agreements
(In thousands)
Next twelve months	$(4,212)
Thereafter	(109,450)
Total	$(113,662)

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

12.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. During the three months ended December 31, 2019, there were no changes in these methods.
Fair value measurements also apply to the valuation of our pension and postretirement plan assets. Current accounting guidance requires employers to annually disclose information about fair value measurements of the assets of a defined benefit pension or other postretirement plan. The fair value of these assets is presented in Note 8 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and September 30, 2019. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	December 31, 2019
	(In thousands)
Assets:
Financial instruments	$—	$1,371	$—	$—	$1,371
Debt and equity securities
Registered investment companies	44,468	—	—	—	44,468
Bond mutual funds	26,150	—	—	—	26,150
Bonds(2)	—	32,055	—	—	32,055
Money market funds	—	1,453	—	—	1,453
Total debt and equity securities	70,618	33,508	—	—	104,126
Total assets	$70,618	$34,879	$—	$—	$105,497
Liabilities:
Financial instruments	$—	$8,830	$—	$—	$8,830

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2019
	(In thousands)
Assets:
Financial instruments	$—	$1,811	$—	$—	$1,811
Debt and equity securities
Registered investment companies	41,406	—	—	—	41,406
Bond mutual funds	25,966	—	—	—	25,966
Bonds(2)	—	31,915	—	—	31,915
Money market funds	—	2,596	—	—	2,596
Total debt and equity securities	67,372	34,511	—	—	101,883
Total assets	$67,372	$36,322	$—	$—	$103,694
Liabilities:
Financial instruments	$—	$5,801	$—	$—	$5,801

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

(2)	Our investments in bonds are considered available-for-sale debt securities in accordance with current accounting guidance.
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. We regularly evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility and current returns. If a determination is made that a decline in fair value is other than temporary, the related investment is written down to its estimated fair value and the other-than-temporary impairment is recognized in the statement of comprehensive income. At December 31, 2019 and September 30, 2019, the amortized cost of our available-for-sale debt securities was $31.9 million and $31.7 million. At December 31, 2019, we maintained investments in bonds that have contractual maturity dates ranging from January 2020 through February 2022.

Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance lease materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, as of December 31, 2019 and September 30, 2019:

	December 31, 2019	September 30, 2019
	(In thousands)
Carrying Amount	$4,360,000	$3,560,000
Fair Value	$4,927,756	$4,216,249

13.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 17 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. During the three months ended December 31, 2019, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of December 31, 2019, the related condensed consolidated statements of comprehensive income and cash flows for the three months ended December 31, 2019 and 2018, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2019, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated November 12, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
February 4, 2020

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2019.
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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at December 31, 2019 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, legal and environmental accruals, insurance accruals, pension and postretirement obligations, deferred income taxes and the valuation of goodwill and other long-lived assets. Actual results may differ from such estimates.
Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and include the following:

•	Regulation

•	Unbilled revenue

•	Pension and other postretirement plans

•	Impairment assessments
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the three months ended December 31, 2019.

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
During the three months ended December 31, 2019, we recorded net income of $178.7 million, or $1.47 per diluted share, compared to net income of $157.6 million, or $1.38 per diluted share for the three months ended December 31, 2018. The period-over-period increase in net income of $21.1 million, or 13 percent, largely reflects positive rate outcomes and customer growth in our distribution business. During the three months ended December 31, 2019, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $56.7 million and had five ratemaking efforts in progress at December 31, 2019, seeking a total increase in annual operating income of $6.6 million.
Capital expenditures for the three months ended December 31, 2019 increased 27 percent period over period, to $529.2 million. Over 80 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less. We expect our capital expenditures to range from $1.85 billion to $1.95 billion for fiscal 2020. During the three months ended December 31, 2019, we completed the public offering of $300 million of 10-year senior notes and $500 million of 30-year senior notes and received net proceeds of $791.7 million. We also received net proceeds from the settlement of certain equity forward sale agreements of $259.0 million during the first fiscal quarter of 2020.
As a result of our sustained financial performance, improved cash flows and capital structure, our Board of Directors increased the quarterly dividend by 9.5 percent for fiscal 2020.
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
Our distribution operations are also affected by the cost of natural gas. We are generally able to pass the cost of gas through to our customers without markup under purchased gas cost adjustment mechanisms; therefore, increases in the cost of gas are offset by a corresponding increase in revenues. Revenues in our Texas and Mississippi service areas include franchise fees and gross receipts taxes, which are calculated as a percentage of revenue (inclusive of gas costs). Therefore, the amount of these taxes included in revenues is influenced by the cost of gas and the level of gas sales volumes. We record the associated tax expense as a component of taxes, other than income.
Although the cost of gas typically does not have a direct impact on our operating income, higher gas costs may adversely impact our accounts receivable collections, resulting in higher bad debt expense, and may require us to increase borrowings under our credit facilities, resulting in higher interest expense. In addition, higher gas costs, as well as competitive factors in the industry and general economic conditions may cause customers to conserve or, in the case of industrial consumers, to use alternative energy sources. Currently, gas cost risk has been mitigated by rate design that allows us to collect from our customers the gas cost portion of our bad debt expense on approximately 76 percent of our residential and commercial margins.
Three Months Ended December 31, 2019 compared with Three Months Ended December 31, 2018
Financial and operational highlights for our distribution segment for the three months ended December 31, 2019 and 2018 are presented below.

	Three Months Ended December 31
	2019	2018	Change
	(In thousands, unless otherwise noted)
Operating revenues	$828,504	$838,835	$(10,331)
Purchased gas cost	397,558	437,732	(40,174)
Operating expenses	250,669	231,666	19,003
Operating income	180,277	169,437	10,840
Other non-operating income (expense)	1,954	(6,477)	8,431
Interest charges	16,362	18,210	(1,848)
Income before income taxes	165,869	144,750	21,119
Income tax expense	36,112	30,365	5,747
Net income	$129,757	$114,385	$15,372
Consolidated distribution sales volumes — MMcf	99,061	101,698	(2,637)
Consolidated distribution transportation volumes — MMcf	40,497	41,048	(551)
Total consolidated distribution throughput — MMcf	139,558	142,746	(3,188)
Consolidated distribution average cost of gas per Mcf sold	$4.01	$4.30	$(0.29)
Operating income for our distribution segment increased 6 percent, which primarily reflects:

•	a $27.0 million net increase in rate adjustments, primarily in our Mid-Tex, Mississippi, Louisiana and West Texas Divisions.

•	a $4.0 million increase from customer growth primarily in our Mid-Tex Division.

•	a $1.4 million decrease in net consumption, primarily due to warmer weather than the prior year period.

•	a $9.2 million increase in depreciation expense and property taxes associated with increased capital investments.

•	a $3.1 million increase in pipeline maintenance and related activities.

•	a $2.5 million increase in employee costs as we increased service-related headcount during fiscal 2019 to support operations in our fastest growing service territories.

Additionally, the quarter-over-quarter increase in other non-operating income primarily reflects changes in the fair value of our equity securities.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended December 31, 2019 and 2018. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended December 31
	2019	2018	Change
	(In thousands)
Mid-Tex	$78,295	$72,406	$5,889
Kentucky/Mid-States	23,281	24,452	(1,171)
Louisiana	24,293	22,153	2,140
West Texas	17,766	15,823	1,943
Mississippi	22,414	19,588	2,826
Colorado-Kansas	13,736	13,789	(53)
Other	492	1,226	(734)
Total	$180,277	$169,437	$10,840

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first three months of fiscal 2020, we implemented six regulatory proceedings, resulting in a $56.7 million increase in annual operating income as summarized below.

Rate Action	Annual Increase in Operating Income
(In thousands)
Annual formula rate mechanisms	$56,727
Rate case filings	—
Other rate activity	—
$56,727

The following ratemaking efforts seeking $6.6 million in increased annual operating income were in progress as of December 31, 2019:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Infrastructure Mechanism	Colorado (1)	$2,082
Colorado-Kansas	Ad Valorem	Kansas (2)	353
Colorado-Kansas	Rate Case	Kansas	3,697
Kentucky/Mid-States	Formula Rate Mechanism	Tennessee	726
West Texas	Rate Case	West Texas Triangle	(242)
			$6,616

(1)	The Colorado Public Utilities Commission approved the SSIR implementation at their December 17, 2019 meeting with rates effective January 1, 2020.

(2)	The Kansas Corporation Commission approved the Ad Valorem filing on January 16, 2020.

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

The following annual formula rate mechanisms, were approved during the three months ended December 31, 2019:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	Effective Date
		(In thousands)
2020 Filings:
Mississippi	Mississippi - SIR	10/31/2020	$7,586	11/01/2019
Mississippi	Mississippi - SRF	10/31/2020	6,886	11/01/2019
Kentucky/Mid-States	Virginia - SAVE	09/30/2020	84	10/01/2019
Kentucky/Mid-States	Kentucky PRP	09/30/2020	2,912	10/01/2019
Mid-Tex	Mid-Tex Cities RRM	12/31/2018	34,380	10/01/2019
West Texas	West Texas Cities RRM	12/31/2018	4,879	10/01/2019
Total 2020 Filings			$56,727
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. There was no rate case activity completed during the three months ended December 31, 2019.

Other Ratemaking Activity
The Company had no other ratemaking activity during the three months ended December 31, 2019.

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
Three Months Ended December 31, 2019 compared with Three Months Ended December 31, 2018
Financial and operational highlights for our pipeline and storage segment for the three months ended December 31, 2019 and 2018 are presented below.

	Three Months Ended December 31
	2019	2018	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$113,163	$101,727	$11,436
Third-party transportation revenue	30,300	31,035	(735)
Other revenue	4,713	1,708	3,005
Total operating revenues	148,176	134,470	13,706
Total purchased gas cost	99	(358)	457
Operating expenses	75,573	67,801	7,772
Operating income	72,504	67,027	5,477
Other non-operating income (expense)	2,933	(1,246)	4,179
Interest charges	10,867	9,639	1,228
Income before income taxes	64,570	56,142	8,428
Income tax expense	15,654	12,881	2,773
Net income	$48,916	$43,261	$5,655
Gross pipeline transportation volumes — MMcf	223,712	238,855	(15,143)
Consolidated pipeline transportation volumes — MMcf	156,529	170,527	(13,998)
Operating income for our pipeline and storage segment increased 8 percent. Operating revenue increased $13.7 million, primarily due to rate adjustments from the GRIP filing approved in May 2019. The increase in rates was driven primarily by increased safety and reliability spending. This increase was partially offset by a $7.8 million increase in operating expenses, primarily due to higher depreciation expense associated with increased capital investments and higher system maintenance expense of $5.7 million primarily due to well integrity costs and spending on hydro testing and in-line inspections.

Liquidity and Capital Resources
The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. External debt financing is provided primarily through the issuance of long-term debt, a $1.5 billion commercial paper program and three committed revolving credit facilities with a total availability from third-party lenders of approximately $1.5 billion. The commercial paper program and credit facilities provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company's desired capital structure with an equity-to-total-capitalization ratio between 50% and 60%, inclusive of long-term and short-term debt. Additionally, we have various uncommitted trade credit lines with our gas suppliers that we utilize to purchase natural gas on a monthly basis. The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2020 and beyond.
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $3.0 billion in common stock and/or debt securities. At December 31, 2019, approximately $0.5 billion of securities remained available for issuance under the shelf registration statement, which expires November 13, 2021.
We also have an at-the-market (ATM) equity sales program that allows us to issue and sell shares of our common stock up to an aggregate offering price of $500 million (including shares of common stock that may be sold pursuant to a forward sale agreement entered into in connection with the ATM equity sales program), which expires November 13, 2021. During the three months ended December 31, 2019, we executed forward sales under the ATM with various forward sellers who borrowed and sold 339,574 shares of our common stock for $36.8 million. Additionally, during the three months ended December 31, 2019, we settled 2,234,871 shares that had been sold during fiscal 2019 under the ATM for net proceeds of $214.6 million. As of December 31, 2019, the ATM program had approximately $38 million of equity available for issuance.
On November 30, 2018, we filed a prospectus supplement under the registration statement relating to an underwriting agreement to sell 5,390,836 shares of our common stock for $500 million. After expenses, net proceeds from the offering were $494.1 million. Concurrently, we entered into separate forward sale agreements with two forward sellers who borrowed and sold 2,668,464 shares of our common stock for $247.5 million. During the three months ended December 31, 2019, we settled the remaining 485,189 shares under these agreements for net proceeds of $44.4 million.
On October 2, 2019, we completed the public offering of $300 million of 2.625% senior notes due 2029 and $500 million of 3.375% senior notes due 2049. We received net proceeds from the offering, after the underwriting discount and offering expenses, of $791.7 million, that were used for general corporate purposes, including the repayment of working capital borrowings pursuant to our commercial paper program.

The following table summarizes the remaining availability under our various forward sales as of December 31, 2019:

Issue Quarter	Issued Under	Shares Available	Net Proceeds Available (In thousands)	Maturity	Forward Price
June 30, 2019	ATM	486,201	$49,063	9/30/2020	$100.91
September 30, 2019	ATM	1,423,599	154,125	9/30/2020	$108.70
December 31, 2019	ATM	339,574	36,385	9/30/2020	$107.40
Total		2,249,374	$239,573

The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of December 31, 2019, September 30, 2019 and December 31, 2018:

	December 31, 2019		September 30, 2019		December 31, 2018
	(In thousands, except percentages)
Short-term debt	$—	—%	$464,915	4.8%	$—	—%
Long-term debt	4,324,335	41.4%	3,529,452	36.2%	3,659,779	40.6%
Shareholders’ equity	6,127,775	58.6%	5,750,223	59.0%	5,348,195	59.4%
Total	$10,452,110	100.0%	$9,744,590	100.0%	$9,007,974	100.0%

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the three months ended December 31, 2019 and 2018 are presented below.

	Three Months Ended December 31
	2019	2018	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$172,445	$164,684	$7,761
Investing activities	(528,235)	(415,293)	(112,942)
Financing activities	520,512	455,035	65,477
Change in cash and cash equivalents	164,722	204,426	(39,704)
Cash and cash equivalents at beginning of period	24,550	13,771	10,779
Cash and cash equivalents at end of period	$189,272	$218,197	$(28,925)
Cash flows from operating activities
For the three months ended December 31, 2019, we generated cash flow from operating activities of $172.4 million compared with $164.7 million for the three months ended December 31, 2018. The $7.8 million increase in operating cash flows is primarily attributable to working capital changes, particularly in our distribution segment resulting from the timing of payments for natural gas purchases and deferred gas cost recoveries.
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
For the three months ended December 31, 2019, cash used for investing activities was $528.2 million compared to $415.3 million for the three months ended December 31, 2018. Capital spending increased by $112.8 million, or 27 percent, as a result of planned increases in our distribution segment to repair and replace vintage pipe and increases in spending in our pipeline and storage segment to improve the reliability of gas service to our local distribution company customers.
Cash flows from financing activities
For the three months ended December 31, 2019, our financing activities provided $520.5 million of cash compared with $455.0 million of cash provided by financing activities in the prior-year period.

In the three months ended December 31, 2019, we received $1.1 billion in net proceeds from the issuance of long-term debt and equity. The net proceeds were used primarily to support capital spending, reduce short term debt and for other general corporate purposes. Cash dividends increased due to a 9.5 percent increase in our dividend rate and an increase in shares outstanding.
In the three months ended December 31, 2018, we used $1.1 billion in net proceeds from debt and equity financing to reduce short-term debt, to support our capital spending and for other general corporate purposes.
The following table summarizes our share issuances for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31
	2019	2018
Shares issued:
Direct Stock Purchase Plan	17,772	20,559
1998 Long-Term Incentive Plan	164,549	184,464
Retirement Savings Plan and Trust	21,097	23,417
Equity Issuance	2,720,060	5,390,836
Total shares issued	2,923,478	5,619,276
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). On December 16, 2019, Moody's upgraded our senior unsecured long-term debt rating to A1 and changed their outlook to stable, citing our strong credit metrics as a result of continued improvement in rate design to minimize regulatory lag and our balanced fiscal policy. As of December 31, 2019, S&P maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

	S&P	Moody’s
Senior unsecured long-term debt	A	A1
Short-term debt	A-1	P-1
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
Debt Covenants
We were in compliance with all of our debt covenants as of December 31, 2019. Our debt covenants are described in greater detail in Note 7 to the unaudited condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the three months ended December 31, 2019.

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
The following table shows the components of the change in fair value of our financial instruments for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31
	2019	2018
	(In thousands)
Fair value of contracts at beginning of period	$(3,990)	$(55,218)
Contracts realized/settled	(2,863)	6,458
Fair value of new contracts	105	484
Other changes in value	(711)	(35,393)
Fair value of contracts at end of period	(7,459)	(83,669)
Netting of cash collateral	—	—
Cash collateral and fair value of contracts at period end	$(7,459)	$(83,669)
The fair value of our financial instruments at December 31, 2019 is presented below by time period and fair value source:

	Fair Value of Contracts at December 31, 2019
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(7,178)	$(281)	$—	$—	$(7,459)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(7,178)	$(281)	$—	$—	$(7,459)
Pension and Postretirement Benefits Obligations
Our fiscal 2020 pension and postretirement costs were determined using a September 30, 2019 measurement date, as discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. For the three months ended December 31, 2019 and 2018, our total net periodic pension and other postretirement benefits costs were $5.2 million and $6.3 million. Most of these costs are recoverable through our rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense as discussed in Note 9 to the unaudited condensed consolidated financial statements.
The amount of funding required for our defined benefit plan is determined in accordance with the Pension Protection Act of 2006 (PPA) and is influenced by the funded position of the plan when the funding requirements are determined on January 1 of each year. Based upon the determination as of January 1, 2019, we were not required to make a minimum contribution to our defined benefit plan during the first quarter of fiscal 2020. However, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.
For the three months ended December 31, 2019 we contributed $2.6 million to our postretirement medical plans. We anticipate contributing a total of between $10 million and $20 million to our postretirement plans during fiscal 2020.
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

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three month periods ended December 31, 2019 and 2018.
Distribution Sales and Statistical Data

	Three Months Ended December 31
	2019	2018
METERS IN SERVICE, end of period
Residential	3,020,990	2,988,920
Commercial	276,455	273,032
Industrial	1,664	1,682
Public authority and other	8,554	8,386
Total meters	3,307,663	3,272,020

INVENTORY STORAGE BALANCE — Bcf	58.1	56.7
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	58,780	59,864
Commercial	31,253	31,583
Industrial	6,855	8,174
Public authority and other	2,173	2,077
Total gas sales volumes	99,061	101,698
Transportation volumes	42,274	42,851
Total throughput	141,335	144,549
OPERATING REVENUES (000’s)(1)(2)
Gas sales revenues
Residential	$546,450	$540,439
Commercial	210,287	217,060
Industrial	24,868	34,472
Public authority and other	12,922	13,107
Total gas sales revenues	794,527	805,078
Transportation revenues	26,542	25,350
Other gas revenues(3)	7,435	8,407
Total operating revenues	$828,504	$838,835
Average cost of gas per Mcf sold	$4.01	$4.30
See footnote following these tables.

Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended December 31
	2019	2018
CUSTOMERS, end of period
Industrial	94	93
Other	242	242
Total	336	335

INVENTORY STORAGE BALANCE — Bcf	1.4	1.0
PIPELINE TRANSPORTATION VOLUMES — MMcf(1)	223,712	238,855
OPERATING REVENUES (000’s)(1)(2)	$148,176	$134,470
Note to preceding tables:

(1)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

(2)
Operating revenues include revenues from our alternative revenue programs as defined in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

(3)	Other gas revenues include impacts of the TCJA.
RECENT ACCOUNTING DEVELOPMENTS
Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. During the three months ended December 31, 2019, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of the fiscal year ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the three months ended December 31, 2019, except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: February 4, 2020