Form 10-Q
period 2020-03-31
ATMOS ENERGY CORP
filed 2020-05-06
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2020.

Class		Shares Outstanding
Common stock	No Par Value	122,311,513

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
LIBOR	London Interbank Offered Rate
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NTSB	National Transportation Safety Board
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SIR	System Integrity Rider
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	September 30, 2019
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$15,044,831	$14,180,593
Less accumulated depreciation and amortization	2,496,591	2,392,924
Net property, plant and equipment	12,548,240	11,787,669
Current assets
Cash and cash equivalents	320,099	24,550
Accounts receivable, net	377,817	230,571
Gas stored underground	68,061	130,138
Other current assets	63,584	72,772
Total current assets	829,561	458,031
Goodwill	730,706	730,706
Deferred charges and other assets	607,891	391,213
	$14,716,398	$13,367,619
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: March 31, 2020 — 122,308,725 shares; September 30, 2019 — 119,338,925 shares	$612	$597
Additional paid-in capital	3,986,187	3,712,194
Accumulated other comprehensive loss	(112,641)	(114,583)
Retained earnings	2,430,257	2,152,015
Shareholders’ equity	6,304,415	5,750,223
Long-term debt	4,328,866	3,529,452
Total capitalization	10,633,281	9,279,675
Current liabilities
Accounts payable and accrued liabilities	190,088	265,024
Other current liabilities	543,248	479,501
Short-term debt	199,923	464,915
Current maturities of long-term debt	131	—
Total current liabilities	933,390	1,209,440
Deferred income taxes	1,421,779	1,300,015
Regulatory excess deferred taxes	694,433	705,101
Regulatory cost of removal obligation	448,681	473,172
Deferred credits and other liabilities	584,834	400,216
	$14,716,398	$13,367,619
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31
	2020	2019
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$933,005	$1,057,889
Pipeline and storage segment	146,237	135,650
Intersegment eliminations	(101,577)	(98,894)
Total operating revenues	977,665	1,094,645

Purchased gas cost
Distribution segment	418,935	570,348
Pipeline and storage segment	202	(90)
Intersegment eliminations	(101,254)	(98,582)
Total purchased gas cost	317,883	471,676

Operation and maintenance expense	147,824	149,427
Depreciation and amortization expense	105,916	96,772
Taxes, other than income	74,604	79,093
Operating income	331,438	297,677
Other non-operating income (expense)	(2,989)	4,232
Interest charges	22,171	26,949
Income before income taxes	306,278	274,960
Income tax expense	66,632	60,072
Net income	$239,646	$214,888
Basic net income per share	$1.95	$1.83
Diluted net income per share	$1.95	$1.82
Cash dividends per share	$0.575	$0.525
Basic weighted average shares outstanding	122,916	117,581
Diluted weighted average shares outstanding	122,997	117,756

Net income	$239,646	$214,888
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(49) and $29	(163)	97
Cash flow hedges:
Amortization and unrealized loss on interest rate agreements, net of tax of $312 and $(825)	1,053	(2,792)
Total other comprehensive income (loss)	890	(2,695)
Total comprehensive income	$240,536	$212,193
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended March 31
	2020	2019
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$1,761,509	$1,896,724
Pipeline and storage segment	294,413	270,120
Intersegment eliminations	(202,694)	(194,417)
Total operating revenues	1,853,228	1,972,427

Purchased gas cost
Distribution segment	816,493	1,008,080
Pipeline and storage segment	301	(448)
Intersegment eliminations	(202,043)	(193,791)
Total purchased gas cost	614,751	813,841

Operation and maintenance expense	300,069	288,027
Depreciation and amortization expense	210,978	192,837
Taxes, other than income	143,211	143,581
Operating income	584,219	534,141
Other non-operating income (expense)	1,898	(3,491)
Interest charges	49,400	54,798
Income before income taxes	536,717	475,852
Income tax expense	118,398	103,318
Net income	$418,319	$372,534
Basic net income per share	$3.43	$3.22
Diluted net income per share	$3.42	$3.21
Cash dividends per share	$1.15	$1.05
Basic weighted average shares outstanding	122,015	115,690
Diluted weighted average shares outstanding	122,179	115,794

Net income	$418,319	$372,534
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(49) and $29	(164)	97
Cash flow hedges:
Amortization and unrealized loss on interest rate agreements, net of tax of $623 and $(7,405)	2,106	(25,050)
Total other comprehensive income (loss)	1,942	(24,953)
Total comprehensive income	$420,261	$347,581
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31
	2020	2019
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$418,319	$372,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	210,978	192,837
Deferred income taxes	110,664	96,885
Other	7,144	5,334
Net assets / liabilities from risk management activities	1,310	(333)
Net change in operating assets and liabilities	(114,640)	(106,428)
Net cash provided by operating activities	633,775	560,829
Cash Flows From Investing Activities
Capital expenditures	(994,737)	(777,586)
Proceeds from the sale of discontinued operations	—	4,000
Debt and equity securities activities, net	(1,131)	777
Other, net	4,631	4,388
Net cash used in investing activities	(991,237)	(768,421)
Cash Flows From Financing Activities
Net decrease in short-term debt	(264,992)	(575,780)
Net proceeds from equity offering	258,047	494,085
Issuance of common stock through stock purchase and employee retirement plans	8,321	10,344
Proceeds from issuance of long-term debt	799,450	1,045,221
Settlement of interest rate swaps	—	(90,141)
Repayment of long-term debt	—	(450,000)
Cash dividends paid	(140,077)	(120,328)
Debt issuance costs	(7,738)	(11,227)
Net cash provided by financing activities	653,011	302,174
Net increase in cash and cash equivalents	295,549	94,582
Cash and cash equivalents at beginning of period	24,550	13,771
Cash and cash equivalents at end of period	$320,099	$108,353

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at March 31, 2020, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis, aside from accounting policy changes noted below, as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 2020 are not indicative of our results of operations for the full 2020 fiscal year, which ends September 30, 2020.
Except as noted below related to recent ratemaking activity, in Note 7 to the unaudited condensed consolidated financial statements regarding recent financing activity and in Note 11 to the unaudited condensed consolidated financial statements regarding new cash flow hedges, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
During the second quarter of fiscal 2020, we completed our annual goodwill impairment assessment using a qualitative assessment, as permitted under U.S. GAAP. We test goodwill for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired.
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
Accounting pronouncements that will be effective after fiscal 2020
In March 2020, the FASB issued optional guidance which will ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the cessation of the London Interbank Offered Rate (LIBOR). The amendments can be elected immediately, as of March 12, 2020, through December 31, 2022. We are currently evaluating if we will apply the optional guidance as we assess the impact of the cessation of LIBOR on our current contracts and hedging relationships and the potential impact on our financial position, results of operations and cash flows.

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
In June 2016, the FASB issued new guidance which will require credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. In contrast, current U.S. GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. The new guidance also introduces a new impairment recognition model for available-for-sale debt securities that will require credit losses to be recorded through an allowance account. The new standard will be effective for us beginning on October 1, 2020. We are currently evaluating the potential impact of this new guidance on our financial position, results of operations and cash flows.
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
Significant regulatory assets and liabilities as of March 31, 2020 and September 30, 2019 included the following:

	March 31, 2020	September 30, 2019
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$80,955	$86,089
Infrastructure mechanisms(1)	142,075	131,894
Deferred gas costs	—	23,766
Recoverable loss on reacquired debt	5,652	6,551
Deferred pipeline record collection costs	27,811	26,418
Rate case costs	2,250	1,346
Other	7,765	8,483
	$266,508	$284,547
Regulatory liabilities:
Regulatory excess deferred taxes(2)	$715,807	$726,307
Regulatory cost of service reserve	3,770	5,238
Regulatory cost of removal obligation	521,319	528,893
Deferred gas costs	115,112	14,112
Asset retirement obligation	17,054	17,054
APT annual adjustment mechanism	68,048	78,402
Other	17,591	16,120
	$1,458,701	$1,386,126

(1)
Infrastructure mechanisms in Texas and Louisiana allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.

(2)
The Tax Cuts and Jobs Act of 2017 (the "TCJA") resulted in the remeasurement of the net deferred tax liability included in our rate base. Of this amount, $21.4 million as of March 31, 2020 and $21.2 million as of September 30, 2019 is recorded in other current liabilities. These liabilities are being returned to customers in most of our jurisdictions on a provisional basis over 15 to 46 years until formal orders establish the final refund periods.

Subsequent to March 31, 2020, we have received regulatory orders in Louisiana, Mississippi, Texas (including APT) and Virginia to defer into a regulatory asset all expenses, beyond the normal course of business, related to Coronavirus Disease 2019 (COVID-19 or virus), including bad debt expense.

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
Income statements and capital expenditures for the three and six months ended March 31, 2020 and 2019 by segment are presented in the following tables:

	Three Months Ended March 31, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$932,296	$45,369	$—	$977,665
Intersegment revenues	709	100,868	(101,577)	—
Total operating revenues	933,005	146,237	(101,577)	977,665
Purchased gas cost	418,935	202	(101,254)	317,883
Operation and maintenance expense	115,851	32,296	(323)	147,824
Depreciation and amortization expense	76,265	29,651	—	105,916
Taxes, other than income	68,413	6,191	—	74,604
Operating income	253,541	77,897	—	331,438
Other non-operating income (expense)	(5,191)	2,202	—	(2,989)
Interest charges	10,797	11,374	—	22,171
Income before income taxes	237,553	68,725	—	306,278
Income tax expense	50,489	16,143	—	66,632
Net income	$187,064	$52,582	$—	$239,646
Capital expenditures	$373,313	$92,238	$—	$465,551

	Three Months Ended March 31, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,057,192	$37,453	$—	$1,094,645
Intersegment revenues	697	98,197	(98,894)	—
Total operating revenues	1,057,889	135,650	(98,894)	1,094,645
Purchased gas cost	570,348	(90)	(98,582)	471,676
Operation and maintenance expense	117,621	32,118	(312)	149,427
Depreciation and amortization expense	69,904	26,868	—	96,772
Taxes, other than income	71,053	8,040	—	79,093
Operating income	228,963	68,714	—	297,677
Other non-operating income (expense)	5,263	(1,031)	—	4,232
Interest charges	15,896	11,053	—	26,949
Income before income taxes	218,330	56,630	—	274,960
Income tax expense	46,137	13,935	—	60,072
Net income	$172,193	$42,695	$—	$214,888
Capital expenditures	$293,270	$67,912	$—	$361,182

	Six Months Ended March 31, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,760,136	$93,092	$—	$1,853,228
Intersegment revenues	1,373	201,321	(202,694)	—
Total operating revenues	1,761,509	294,413	(202,694)	1,853,228
Purchased gas cost	816,493	301	(202,043)	614,751
Operation and maintenance expense	230,203	70,517	(651)	300,069
Depreciation and amortization expense	152,339	58,639	—	210,978
Taxes, other than income	128,656	14,555	—	143,211
Operating income	433,818	150,401	—	584,219
Other non-operating income (expense)	(3,237)	5,135	—	1,898
Interest charges	27,159	22,241	—	49,400
Income before income taxes	403,422	133,295	—	536,717
Income tax expense	86,601	31,797	—	118,398
Net income	$316,821	$101,498	$—	$418,319
Capital expenditures	$777,560	$217,177	$—	$994,737

	Six Months Ended March 31, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,895,373	$77,054	$—	$1,972,427
Intersegment revenues	1,351	193,066	(194,417)	—
Total operating revenues	1,896,724	270,120	(194,417)	1,972,427
Purchased gas cost	1,008,080	(448)	(193,791)	813,841
Operation and maintenance expense	223,388	65,265	(626)	288,027
Depreciation and amortization expense	139,613	53,224	—	192,837
Taxes, other than income	127,243	16,338	—	143,581
Operating income	398,400	135,741	—	534,141
Other non-operating expense	(1,214)	(2,277)	—	(3,491)
Interest charges	34,106	20,692	—	54,798
Income before income taxes	363,080	112,772	—	475,852
Income tax expense	76,502	26,816	—	103,318
Net income	$286,578	$85,956	$—	$372,534
Capital expenditures	$595,815	$181,771	$—	$777,586

Balance sheet information at March 31, 2020 and September 30, 2019 by segment is presented in the following tables:

	March 31, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$9,364,424	$3,183,816	$—	$12,548,240
Total assets	$13,946,651	$3,403,106	$(2,633,359)	$14,716,398

	September 30, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$8,737,590	$3,050,079	$—	$11,787,669
Total assets	$12,579,741	$3,279,323	$(2,491,445)	$13,367,619

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic weighted average shares outstanding is calculated based upon the weighted average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 8 to the unaudited condensed consolidated financial statements, when the impact is dilutive. Basic and diluted earnings per share for the three and six months ended March 31, 2020 and 2019 are calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$239,646	$214,888	$418,319	$372,534
Less: Income allocated to participating securities	178	170	314	301
Income available to common shareholders	$239,468	$214,718	$418,005	$372,233
Basic weighted average shares outstanding	122,916	117,581	122,015	115,690
Net income per share — Basic	$1.95	$1.83	$3.43	$3.22
Diluted Earnings Per Share
Income available to common shareholders	$239,468	$214,718	$418,005	$372,233
Effect of dilutive shares	—	—	—	—
Income available to common shareholders	$239,468	$214,718	$418,005	$372,233
Basic weighted average shares outstanding	122,916	117,581	122,015	115,690
Dilutive shares	81	175	164	104
Diluted weighted average shares outstanding	122,997	117,756	122,179	115,794
Net income per share - Diluted	$1.95	$1.82	$3.42	$3.21

5.    Revenue
Our revenue recognition policy is fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$596,315	$—	$695,827	$—
Commercial	230,779	—	278,945	—
Industrial	25,628	—	35,887	—
Public authority and other	14,662	—	17,087	—
Total gas sales revenues	867,384	—	1,027,746	—
Transportation revenues	28,504	154,748	27,682	142,270
Miscellaneous revenues	6,986	1,335	7,364	2,773
Revenues from contracts with customers	902,874	156,083	1,062,792	145,043
Alternative revenue program revenues(1)	29,638	(9,846)	(5,397)	(9,393)
Other revenues	493	—	494	—
Total operating revenues	$933,005	$146,237	$1,057,889	$135,650

	Six Months Ended March 31, 2020		Six Months Ended March 31, 2019
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$1,148,391	$—	$1,243,755	$—
Commercial	442,093	—	497,883	—
Industrial	50,553	—	70,424	—
Public authority and other	27,684	—	30,372	—
Total gas sales revenues	1,668,721	—	1,842,434	—
Transportation revenues	55,144	306,758	53,082	289,694
Miscellaneous revenues	13,772	6,490	14,314	4,455
Revenues from contracts with customers	1,737,637	313,248	1,909,830	294,149
Alternative revenue program revenues(1)	22,887	(18,835)	(14,136)	(24,029)
Other revenues	985	—	1,030	—
Total operating revenues	$1,761,509	$294,413	$1,896,724	$270,120

(1)
In our distribution segment, we have weather-normalization adjustment mechanisms that serve to minimize the effects of weather on our revenue. Additionally, APT has a regulatory mechanism that requires that we share with its tariffed customers 75% of the difference between the total non-tariffed revenues earned during a test period and a revenue benchmark.

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

New Lease Accounting Policy
We determine if an arrangement is a lease at the inception of the agreement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and we have the right to control the asset. We are the lessee for substantially all of our leasing activity, which primarily includes operating leases for office and warehouse space, tower space, vehicles and heavy equipment used in our operations. We are also a lessee in finance leases for service centers.
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

March 31, 2020
Weighted average remaining lease term (years)
Finance leases	19.45
Operating leases	10.72

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
The following table represents our weighted average discount rate at March 31, 2020:

March 31, 2020
Weighted average discount rate
Finance leases	6.95%
Operating leases	2.92%

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
Lease costs for the three and six months ended March 31, 2020 are presented in the table below. These costs include both amounts recognized in expense and amounts capitalized. For the three and six months ended March 31, 2020, we did not have material short-term lease costs or variable lease costs.

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
	(In thousands)
Finance lease cost	$105	$178
Operating lease cost	10,166	20,091
Total lease cost	$10,271	$20,269

Our ROU assets and lease liabilities are presented as follows on the condensed consolidated balance sheets (unaudited):

	Balance Sheet Classification	March 31, 2020
		(In thousands)
Assets
Finance leases	Net Property, Plant and Equipment	$6,631
Operating leases	Deferred charges and other assets	222,653
Total right-of-use assets		$229,284
Liabilities
Current
Finance leases	Current maturities of long-term debt	$131
Operating leases	Other current liabilities	31,482
Noncurrent
Finance leases	Long-term debt	6,535
Operating leases	Deferred credits and other liabilities	199,563
Total lease liabilities		$237,711

Other pertinent information related to leases was as follows. During the six months ended March 31, 2020, amounts paid in cash for our finance leases were not material.

Six Months Ended March 31, 2020
(In thousands)
Cash paid amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$18,223
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$4,150
Operating leases	$13,854

Maturities of our lease liabilities as of March 31, 2020, presented on a rolling 12-month basis, were as follows:

	Total	Finance Leases	Operating Leases
	(In thousands)
Year 1	$36,723	$516	$36,207
Year 2	37,066	526	36,540
Year 3	32,468	536	31,932
Year 4	27,244	547	26,697
Year 5	17,088	558	16,530
Thereafter	133,876	9,335	124,541
Total lease payments	284,465	12,018	272,447
Less: Imputed interest	46,754	5,352	41,402
Total	$237,711	$6,666	$231,045
Reported as of March 31, 2020
Short-term lease liabilities	$31,613	$131	$31,482
Long-term lease liabilities	206,098	6,535	199,563
Total lease liabilities	$237,711	$6,666	$231,045

Disclosures Related to Prior Periods

The future minimum lease payments as of September 30, 2019 were as follows:

	Operating Leases(1)	Capital Lease
	(In thousands)
2020	$21,017	$243
2021	20,416	248
2022	19,370	253
2023	18,071	258
2024	15,718	263
Thereafter	105,544	4,343
Total minimum lease payments	$200,136	5,608
Less amount representing interest		3,018
Present value of net minimum lease payments		$2,590

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

Consolidated lease and rental expense for the three and six months ended March 31, 2019 was $10.3 million and $20.3 million.

7.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 6 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Other than as described below, there were no material changes in the terms of our debt instruments during the six months ended March 31, 2020.
Long-term debt at March 31, 2020 and September 30, 2019 consisted of the following:

	March 31, 2020	September 30, 2019
	(In thousands)
Unsecured 3.00% Senior Notes, due 2027	$500,000	$500,000
Unsecured 2.625% Senior Notes, due 2029	300,000	—
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due 2049	500,000	—
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Finance lease obligations (see Note 6)	6,666	—
Total long-term debt	4,366,666	3,560,000
Less:
Original issue (premium) / discount on unsecured senior notes and debentures	663	193
Debt issuance cost	37,006	30,355
Current maturities	131	—
	$4,328,866	$3,529,452

On April 9, 2020, we entered into a two year, $200 million term loan agreement. Borrowings under the term loan may be repaid on or after April 9, 2021 and will bear interest at a rate of LIBOR plus 1.25 percent. The term loan was used to pay down all of our outstanding commercial paper.
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
Short-term debt
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
As of March 31, 2020, our short-term borrowing requirements were satisfied through a combination of a $1.5 billion commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $1.5 billion of total working capital funding.
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that expires on September 25, 2023. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 1.25 percent, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At March 31, 2020 and September 30, 2019, a total of $199.9 million and $464.9 million was outstanding under our commercial paper program.
Additionally, we had a $25 million 364-day unsecured facility that was available to provide working capital funding. There were no borrowings outstanding under this facility as of March 31, 2020. This facility was renewed effective April 1, 2020 and was increased to $50 million.
Finally, we had a $10 million 364-day unsecured revolving credit facility, which was used primarily to issue letters of credit. At March 31, 2020, there were no borrowings outstanding under the facility; however, outstanding letters of credit reduced the total amount available to us under our $10 million facility to $4.4 million. On April 30, 2020, we executed a new $50 million 364-day unsecured revolving credit facility which replaced this facility.
On April 23, 2020, we executed a new $600 million 364-day unsecured revolving credit facility to provide additional working capital funding. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 1.25 percent, based on the Company's credit ratings.
Following the completion of the new facilities and the amendment to our existing facility in April 2020, our short term borrowing requirements are now satisfied through a combination of a $1.5 billion commercial paper program and four committed revolving credit facilities with third-party lenders that provide approximately $2.2 billion of total working capital funding.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At March 31, 2020, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 44 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of March 31, 2020. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

8.    Shareholders' Equity

The following tables present a reconciliation of changes in stockholders' equity for the three and six months ended March 31, 2020 and 2019.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2019	119,338,925	$597	$3,712,194	$(114,583)	$2,152,015	$5,750,223
Net income	—	—	—	—	178,673	178,673
Other comprehensive income	—	—	—	1,052	—	1,052
Cash dividends ($0.575 per share)	—	—	—	—	(69,557)	(69,557)
Common stock issued:
Public and other stock offerings	2,758,929	13	263,259	—	—	263,272
Stock-based compensation plans	164,549	1	4,111	—	—	4,112
Balance, December 31, 2019	122,262,403	611	3,979,564	(113,531)	2,261,131	6,127,775
Net income	—	—	—	—	239,646	239,646
Other comprehensive income	—	—	—	890	—	890
Cash dividends ($0.575 per share)	—	—	—	—	(70,520)	(70,520)
Common stock issued:
Public and other stock offerings	38,662	1	3,095	—	—	3,096
Stock-based compensation plans	7,660	—	3,528	—	—	3,528
Balance, March 31, 2020	122,308,725	$612	$3,986,187	$(112,641)	$2,430,257	$6,304,415

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2018	111,273,683	$556	$2,974,926	$(83,647)	$1,878,116	$4,769,951
Net income	—	—	—	—	157,646	157,646
Other comprehensive loss	—	—	—	(22,258)	—	(22,258)
Cash dividends ($0.525 per share)	—	—	—	—	(58,722)	(58,722)
Cumulative effect of accounting change	—	—	—	(8,210)	8,210	—
Common stock issued:
Public and other stock offerings	5,434,812	27	498,948	—	—	498,975
Stock-based compensation plans	184,464	1	2,602	—	—	2,603
Balance, December 31, 2018	116,892,959	584	3,476,476	(114,115)	1,985,250	5,348,195
Net income	—	—	—	—	214,888	214,888
Other comprehensive loss	—	—	—	(2,695)	—	(2,695)
Cash dividends ($0.525 per share)	—	—	—	—	(61,606)	(61,606)
Common stock issued:
Public and other stock offerings	61,006	1	5,453	—	—	5,454
Stock-based compensation plans	28,938	—	3,865	—	—	3,865
Balance, March 31, 2019	116,982,903	$585	$3,485,794	$(116,810)	$2,138,532	$5,508,101

Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
On February 11, 2020, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $4.0 billion in common stock and/or debt securities, which expires February 11, 2023. This shelf registration statement replaced our previous shelf registration statement which was filed on November 13, 2018 (2018 Registration Statement). At March 31, 2020, approximately $3.0 billion of securities remained available for issuance under the shelf registration statement.
On February 12, 2020, we filed a prospectus supplement under the shelf registration statement relating to an at-the-market (ATM) equity sales program (February 2020 ATM) under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program). This ATM equity sales program replaced our previous ATM equity sales program, filed on November 19, 2018 (November 2018 ATM), which was exhausted during the second quarter with the execution of forward sales.
During the six months ended March 31, 2020, we executed forward sales under the February 2020 ATM and the November 2018 ATM equity sales programs with various forward sellers who borrowed and sold 1,890,857 shares of our common stock at an aggregate price of $219.9 million. Additionally, during the six months ended March 31, 2020, we settled forward sale agreements with respect to 2,234,871 shares that had been borrowed and sold by various forward sellers during fiscal 2019 under the November 2018 ATM for net proceeds of $213.6 million. As of March 31, 2020, the February 2020 ATM program had approximately $855 million of equity available for issuance.
On November 30, 2018, we filed a prospectus supplement under the 2018 Registration Statement relating to an underwriting agreement to sell 5,390,836 shares of our common stock for $500 million. After expenses, net proceeds from the offering were $494.1 million. Concurrently, we entered into separate forward sales agreements with two forward sellers who borrowed and sold 2,668,464 shares of our common stock at an aggregate price of $247.5 million. During the six months ended March 31, 2020, we settled the remaining 485,189 shares under these forward sale agreements for net proceeds of $44.4 million.
During the six months ended March 31, 2019, we executed forward sales under the November 2018 ATM with various forward sellers who borrowed and sold 1,670,509 shares of our common stock at a weighted average price of $95.46 per share.
If we had settled all shares that remain available under our outstanding forward sale agreements as of March 31, 2020, we would have received proceeds of $418.6 million, based on a net price of $110.13 per share. Additional details are presented below.

Issue Quarter	Issued Under	Shares Available	Net Proceeds Available (In thousands)	Maturity	Forward Price
June 30, 2019	ATM	486,201	$48,819	9/30/2020	$100.41
September 30, 2019	ATM	1,423,599	153,426	9/30/2020	$107.77
December 31, 2019	ATM	339,574	36,218	9/30/2020	$106.66
March 31, 2020	ATM	1,551,283	180,117	9/30/2020 3/31/2021	$116.11
Total		3,800,657	$418,580

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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2019	$132	$(114,715)	$(114,583)
Other comprehensive loss before reclassifications	(163)	—	(163)
Amounts reclassified from accumulated other comprehensive income	(1)	2,106	2,105
Net current-period other comprehensive income (loss)	(164)	2,106	1,942
March 31, 2020	$(32)	$(112,609)	$(112,641)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2018	$8,124	$(91,771)	$(83,647)
Other comprehensive income (loss) before reclassifications	97	(25,966)	(25,869)
Amounts reclassified from accumulated other comprehensive income	—	916	916
Net current-period other comprehensive income (loss)	97	(25,050)	(24,953)
Cumulative effect of accounting change	(8,210)	—	(8,210)
March 31, 2019	$11	$(116,821)	$(116,810)

9.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2020 and 2019 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,652	$4,045	$3,366	$2,703
Interest cost(1)	5,843	6,801	2,653	2,958
Expected return on assets(1)	(7,079)	(7,113)	(2,625)	(2,665)
Amortization of prior service cost (credit)(1)	(58)	(58)	43	44
Amortization of actuarial (gain) loss(1)	3,242	1,607	(334)	(2,044)
Net periodic pension cost	$6,600	$5,282	$3,103	$996

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(In thousands)
Components of net periodic pension cost:
Service cost	$9,305	$8,090	$6,733	$5,405
Interest cost(1)	11,686	13,600	5,306	5,919
Expected return on assets(1)	(14,158)	(14,226)	(5,249)	(5,330)
Amortization of prior service cost (credit)(1)	(116)	(116)	87	87
Amortization of actuarial (gain) loss(1)	6,483	3,215	(669)	(4,089)
Net periodic pension cost	$13,200	$10,563	$6,208	$1,992

(1)
The components of net periodic cost other than the service cost component are included in the line item other non-operating expense in the condensed consolidated statements of comprehensive income or are capitalized on the condensed consolidated balance sheets as a regulatory asset or liability, as described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

The amount of funding required for our defined benefit plan is determined in accordance with the Pension Protection Act of 2006 (PPA) and is influenced by the funded position of the plan when the funding requirements are determined on January 1 of each year. Based upon the determination as of January 1, 2020, we are not required to make a minimum contribution to our defined benefit plan during fiscal 2020. However, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.
For the six months ended March 31, 2020 we contributed $7.4 million to our postretirement medical plans. We anticipate contributing a total of between $10 million and $20 million to our postretirement plans during fiscal 2020.

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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices indexed to natural gas hubs. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. At March 31, 2020, we were committed to purchase 44.1 Bcf within one year, 61.5 Bcf within two to three years and 3.4 Bcf beyond three years under indexed contracts.

Rate Regulatory Proceedings
As of March 31, 2020, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the six months ended March 31, 2020.

11.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and periodically to mitigate interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. During the six months ended March 31, 2020, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.

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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2019-2020 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 49 percent, or 19.9 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.

Interest Rate Risk Management Activities
We manage interest rate risk by periodically entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
In April 2020, we entered into forward starting interest rate swaps to effectively fix the Treasury yield component associated with $500 million of a planned issuance of unsecured senior notes in fiscal 2021 at 0.69% and $450 million of a planned issuance of unsecured senior notes in fiscal 2022 at 1.33%, which we designated as cash flow hedges at the time the agreements were executed. Accordingly, unrealized gains and losses associated with the forward starting interest rate swaps will be recorded as a component of accumulated other comprehensive income (loss). When the forward starting interest rate swaps settle, the realized gain or loss will be recorded as a component of accumulated other comprehensive income (loss) and recognized as a component of interest charges over the life of the related financing arrangement. Hedge ineffectiveness to the extent incurred, will be reported as a component of interest charges.
As of March 31, 2020, we had $112.6 million of net realized losses in AOCI associated with the settlement of financial instruments used to fix the Treasury yield component of the interest cost of financing various issuances of long-term debt and senior notes, which will be recognized as a component of interest charges over the life of the associated notes from the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2049.

Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and statements of comprehensive income.
As of March 31, 2020, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of March 31, 2020, we had 4,510 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of March 31, 2020 and September 30, 2019. The gross amounts of recognized assets and liabilities are netted within our unaudited condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, for March 31, 2020 and September 30, 2019, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
March 31, 2020
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$880	$(1,714)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	2	—
Total		882	(1,714)
Gross / Net Financial Instruments		$882	$(1,714)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2019
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$1,586	$(4,552)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	225	(1,249)
Total		1,811	(5,801)
Gross / Net Financial Instruments		$1,811	$(5,801)

Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, in the past our distribution segment had interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019 was $1.4 million and $0.6 million and for the six months ended March 31, 2020 and 2019 was $2.7 million and $1.2 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and six months ended March 31, 2020 and 2019. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the statement of comprehensive income as incurred.

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$—	$(3,250)	$—	$(25,966)
Recognition of losses in earnings due to settlements:
Interest rate agreements	1,053	458	2,106	916
Total other comprehensive income (loss) from hedging, net of tax	$1,053	$(2,792)	$2,106	$(25,050)

Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. The following amounts, net of deferred taxes, represent the expected recognition in earnings, as of March 31, 2020, of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments at the date of settlement.

Interest Rate Agreements
(In thousands)
Next twelve months	$(4,212)
Thereafter	(108,397)
Total	$(112,609)

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

12.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. During the six months ended March 31, 2020, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and September 30, 2019. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	March 31, 2020
	(In thousands)
Assets:
Financial instruments	$—	$882	$—	$—	$882
Debt and equity securities
Registered investment companies	35,839	—	—	—	35,839
Bond mutual funds	25,905	—	—	—	25,905
Bonds(2)	—	32,520	—	—	32,520
Money market funds	—	1,815	—	—	1,815
Total debt and equity securities	61,744	34,335	—	—	96,079
Total assets	$61,744	$35,217	$—	$—	$96,961
Liabilities:
Financial instruments	$—	$1,714	$—	$—	$1,714

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2019
	(In thousands)
Assets:
Financial instruments	$—	$1,811	$—	$—	$1,811
Debt and equity securities
Registered investment companies	41,406	—	—	—	41,406
Bond mutual funds	25,966	—	—	—	25,966
Bonds(2)	—	31,915	—	—	31,915
Money market funds	—	2,596	—	—	2,596
Total debt and equity securities	67,372	34,511	—	—	101,883
Total assets	$67,372	$36,322	$—	$—	$103,694
Liabilities:
Financial instruments	$—	$5,801	$—	$—	$5,801

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. We regularly evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility and current returns. If a determination is made that a decline in fair value is other than temporary, the related investment is written down to its estimated fair value and the other-than-temporary impairment is recognized in the statement of comprehensive income. At March 31, 2020 and September 30, 2019, the amortized cost of our available-for-sale debt securities was $32.6 million and $31.7 million. At March 31, 2020, we maintained investments in bonds that have contractual maturity dates ranging from April 2020 through September 2022.
Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, as of March 31, 2020 and September 30, 2019:

	March 31, 2020	September 30, 2019
	(In thousands)
Carrying Amount	$4,360,000	$3,560,000
Fair Value	$4,863,851	$4,216,249

13.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 17 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. During the six months ended March 31, 2020, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of March 31, 2020, the related condensed consolidated statements of comprehensive income for the three and six months ended March 31, 2020 and 2019, the condensed consolidated statements of cash flows for the six months ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
May 6, 2020

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2019.
Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995
The statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: the outbreak of COVID-19 and its impact on business and economic conditions; federal, state and local regulatory and political trends and decisions, including the impact of rate proceedings before various state regulatory commissions; increased federal regulatory oversight and potential penalties; possible increased federal, state and local regulation of the safety of our operations; possible significant costs and liabilities resulting from pipeline integrity and other similar programs and related repairs; the inherent hazards and risks involved in distributing, transporting and storing natural gas; the capital-intensive nature of our business; our ability to continue to access the credit and capital markets to execute our business strategy; market risks beyond our control affecting our risk management activities, including commodity price volatility, counterparty performance or creditworthiness and interest rate risk; the concentration of our operations in Texas; the impact of adverse economic conditions on our customers; changes in the availability and price of natural gas; the availability and accessibility of contracted gas supplies, interstate pipeline and/or storage services; increased competition from energy suppliers and alternative forms of energy; adverse weather conditions; increased costs of providing health care benefits, along with pension and postretirement health care benefits and increased funding requirements; the inability to continue to hire, train and retain operational, technical and managerial personnel; the impact of climate change; the impact of greenhouse gas emissions or other legislation or regulations intended to address climate change; increased dependence on technology that may hinder the Company's business if such technologies fail; the threat of cyber-attacks or acts of cyber-terrorism that could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information; natural disasters, terrorist activities or other events and other risks and uncertainties discussed herein, all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at March 31, 2020 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the six months ended March 31, 2020.
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
During the six months ended March 31, 2020, we recorded net income of $418.3 million, or $3.42 per diluted share, compared to net income of $372.5 million, or $3.21 per diluted share for the six months ended March 31, 2019. The period-over-period increase in net income of $45.8 million, or 12 percent, largely reflects positive rate outcomes and customer growth in our distribution business. During the six months ended March 31, 2020, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $59.2 million and had thirteen ratemaking efforts in progress at March 31, 2020, seeking a total increase in annual operating income of $219.3 million.
Capital expenditures for the six months ended March 31, 2020 increased 28 percent period over period, to $994.7 million. Over 80 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less. During the six months ended March 31, 2020, we completed the public offering of $300 million of 10-year senior notes and $500 million of 30-year senior notes and received net proceeds of $791.7 million. We also received net proceeds from the settlement of certain equity forward sale agreements of $258.0 million during the first six months of 2020.
As a result of our sustained financial performance, improved cash flows and capital structure, our Board of Directors increased the quarterly dividend by 9.5 percent for fiscal 2020.
COVID-19 Impact
Beginning in January 2020, there has been an outbreak of the Coronavirus Disease 2019 (COVID-19 or virus), which has been declared a “pandemic” by the World Health Organization. During this time, we continue to provide essential services to ensure the safety and functionality of our critical infrastructure. These activities include essential service orders, third party damage prevention activities, compliance work and substantially all construction activities. As we perform these activities, we are taking precautions to provide a safe work environment for employees and customers. Our employees are practicing social distancing guidelines, wearing face coverings while working in our communities and working in smaller construction crews. We have also established a remote working protocol where possible and have suspended employee travel. Currently, approximately 95 percent of our employees are working remotely.
To protect and support our customers we have implemented customer screening precautions and have safely limited when service technicians will be in customer homes and businesses. And, we have temporarily suspended disconnects for non-payment and waived late payment fees and certain reconnect fees.

For the six months ended March 31, 2020, the pandemic did not have a material impact on our operational and financial performance because mitigation efforts to contain the spread of the virus were implemented in our service territories during the last two weeks of the quarter.
Approximately 70 percent of our distribution segment's fiscal year revenues are earned during the first two fiscal quarters. In our distribution segment, approximately 60 percent of our revenues from April through September relate to our residential customers and 40 percent relate to non-residential customers including commercial, industrial and transportation. Our rate design allows us to recover approximately 59 percent of our distribution segment revenue, excluding gas costs, through the base customer charge, which partially separates the recovery of our approved rate from customer usage patterns.
In our pipeline and storage segment, over 80 percent of that segment’s revenues are derived from delivery services provided to our Mid-Tex Division and a limited number of other local distribution companies. The revenue earned from these services is charged to these local distribution companies and is recovered from customers through the gas cost component of distribution company bills.
With respect to distribution bad debt expense, we have the ability to recover bad debt expense in our next rate filing. Filings are made annually in most of our jurisdictions. Additionally, the Company has the ability to immediately defer the gas cost component of bad debt expense on approximately 77 percent of our residential and commercial revenues. Further, since March 31, 2020, we have received regulatory orders in Louisiana, Mississippi, Texas (including APT) and Virginia to defer into a regulatory asset all expenses, beyond the normal course of business, related to COVID-19, including bad debt expense.
Our regulatory mechanisms continue to operate as designed and we continue to make compliance filings that impact customer rates in accordance with established procedural timelines. However, for approximately 32 percent of our customers in Texas (including the City of Dallas), we have voluntarily delayed implementation of new rates to September 1, 2020 that were scheduled to go into effect during our fiscal third quarter. These delayed implementations will not have a material impact to our fiscal 2020 financial performance.
As of March 31, 2020, our equity capitalization was 58.2 percent and we had approximately $2 billion in total liquidity, including cash and cash equivalents and funds available through our equity forward sales agreements. Since March 31, 2020, we have taken steps to ensure we have sufficient liquidity to continue to provide the essential services necessary to support the safety and functionality of our critical infrastructure. In April 2020, we executed a new $200 million 2-year term loan, a new $600 million 364-day credit facility and replaced our $10 million 364-day credit facility with a new $50 million 364-day credit facility. We also renewed an existing credit facility and increased the size to $50 million. As of April 30, 2020, our total liquidity, including cash and cash equivalents and funds available through our equity forward sales agreements, was approximately $2.9 billion.
The extent of the pandemic’s effect on our future operational and financial performance will depend in large part on future developments, which are difficult to predict. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, actions that may be taken by our regulators, the development of treatments or vaccines, and the resumption of widespread economic activity. As of the date of this report, we continue to believe we remain positioned to continue modernizing our natural gas delivery network and business processes over the long-term.
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
Seasonal weather patterns can also affect our distribution operations. However, the effect of weather that is above or below normal is substantially offset through weather normalization adjustments, known as WNA, which have been approved by state regulatory commissions for approximately 96 percent of our residential and commercial revenues in the following states for the following time periods:

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
The cost of gas typically does not have a direct impact on our operating income because these costs are recovered through our purchased gas cost adjustment mechanisms.  However, higher gas costs may adversely impact our accounts receivable collections, resulting in higher bad debt expense.  This risk is currently mitigated by rate design that allows us to collect from our customers the gas cost portion of our bad debt expense on approximately 77 percent of our residential and commercial revenues.  Additionally, higher gas costs may require us to increase borrowings under our credit facilities, resulting in higher interest expense.   Finally, higher gas costs, as well as competitive factors in the industry and general economic conditions may cause customers to conserve or, in the case of industrial consumers, to use alternative energy sources.
Three Months Ended March 31, 2020 compared with Three Months Ended March 31, 2019
Financial and operational highlights for our distribution segment for the three months ended March 31, 2020 and 2019 are presented below.

	Three Months Ended March 31
	2020	2019	Change
	(In thousands, unless otherwise noted)
Operating revenues	$933,005	$1,057,889	$(124,884)
Purchased gas cost	418,935	570,348	(151,413)
Operating expenses	260,529	258,578	1,951
Operating income	253,541	228,963	24,578
Other non-operating income (expense)	(5,191)	5,263	(10,454)
Interest charges	10,797	15,896	(5,099)
Income before income taxes	237,553	218,330	19,223
Income tax expense	50,489	46,137	4,352
Net income	$187,064	$172,193	$14,871
Consolidated distribution sales volumes — MMcf	119,358	139,242	(19,884)
Consolidated distribution transportation volumes — MMcf	44,512	46,190	(1,678)
Total consolidated distribution throughput — MMcf	163,870	185,432	(21,562)
Consolidated distribution average cost of gas per Mcf sold	$3.51	$4.10	$(0.59)
Operating income for our distribution segment increased 11 percent, which primarily reflects:

•	a $28.6 million net increase in rate adjustments, primarily in our Mid-Tex, Mississippi, Louisiana and West Texas Divisions.

•	a $4.5 million increase from customer growth primarily in our Mid-Tex Division.
Partially offset by:

•	a $6.4 million increase in depreciation expense associated with increased capital investments.

•	a $2.5 million increase in employee costs as we increased service-related headcount during fiscal 2019 to support operations in our fastest growing service territories.
Additionally, the quarter-over-quarter change in other non-operating expense and interest charges of $5.4 million is primarily due to decreases in the fair value of our equity securities partially offset by increased capitalized interest and allowance for funds used during construction (AFUDC) primarily due to increased capital spending.

The following table shows our operating income by distribution division, in order of total rate base, for the three months ended March 31, 2020 and 2019. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended March 31
	2020	2019	Change
	(In thousands)
Mid-Tex	$109,707	$93,131	$16,576
Kentucky/Mid-States	34,386	35,022	(636)
Louisiana	31,302	32,901	(1,599)
West Texas	23,844	20,921	2,923
Mississippi	32,243	27,110	5,133
Colorado-Kansas	18,796	19,704	(908)
Other	3,263	174	3,089
Total	$253,541	$228,963	$24,578
Six Months Ended March 31, 2020 compared with Six Months Ended March 31, 2019
Financial and operational highlights for our distribution segment for the six months ended March 31, 2020 and 2019 are presented below.

	Six Months Ended March 31
	2020	2019	Change
	(In thousands, unless otherwise noted)
Operating revenues	$1,761,509	$1,896,724	$(135,215)
Purchased gas cost	816,493	1,008,080	(191,587)
Operating expenses	511,198	490,244	20,954
Operating income	433,818	398,400	35,418
Other non-operating expense	(3,237)	(1,214)	(2,023)
Interest charges	27,159	34,106	(6,947)
Income before income taxes	403,422	363,080	40,342
Income tax expense	86,601	76,502	10,099
Net income	$316,821	$286,578	$30,243
Consolidated distribution sales volumes — MMcf	218,419	240,940	(22,521)
Consolidated distribution transportation volumes — MMcf	85,009	87,238	(2,229)
Total consolidated distribution throughput — MMcf	303,428	328,178	(24,750)
Consolidated distribution average cost of gas per Mcf sold	$3.74	$4.18	$(0.44)
Operating income for our distribution segment increased nine percent, which primarily reflects:

•	a $56.0 million net increase in rate adjustments, primarily in our Mid-Tex, Mississippi, Louisiana and West Texas Divisions.

•	an $8.5 million increase from customer growth primarily in our Mid-Tex Division.
Partially offset by:

•	a $15.6 million increase in depreciation expense and property taxes associated with increased capital investments.

•	a $4.3 million increase in employee costs as we increased service-related headcount during fiscal 2019 to support operations in our fastest growing service territories.

•	a $2.6 million increase in pipeline maintenance and related activities.
The year-over-year change in other non-operating expense and interest charges of $4.9 million primarily reflects increased capitalized interest and AFUDC primarily due to increased capital spending, partially offset by decreases in the fair value of our equity securities and an increase in interest expense due to the issuance of long-term debt during fiscal 2020.
Additionally, the increase in income tax expense is primarily a result of increases in income before income taxes as our effective income tax rate of 21.5% in the current year is consistent with 21.1% in the prior year.

The following table shows our operating income by distribution division, in order of total rate base, for the six months ended March 31, 2020 and 2019. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended March 31
	2020	2019	Change
	(In thousands)
Mid-Tex	$188,002	$165,537	$22,465
Kentucky/Mid-States	57,667	59,474	(1,807)
Louisiana	55,595	55,054	541
West Texas	41,610	36,744	4,866
Mississippi	54,657	46,698	7,959
Colorado-Kansas	32,532	33,493	(961)
Other	3,755	1,400	2,355
Total	$433,818	$398,400	$35,418

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first six months of fiscal 2020, we implemented eight regulatory proceedings, resulting in a $59.2 million increase in annual operating income as summarized below.

Rate Action	Annual Increase in Operating Income
(In thousands)
Annual formula rate mechanisms	$58,809
Rate case filings	—
Other rate activity	353
$59,162

The following ratemaking efforts seeking $170.0 million in increased annual operating income were in progress as of March 31, 2020:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Rate Case	Kansas (1)	$3,697
Kentucky/Mid-States	Formula Rate Mechanism	Tennessee	726
Louisiana	Formula Rate Mechanism	Louisiana	14,781
Mid-Tex	Formula Rate Mechanism	City of Dallas	17,137
Mid-Tex	Infrastructure Mechanism	ATM Cities	11,148
Mid-Tex	Infrastructure Mechanism	Environs	4,440
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities	94,060
Mississippi	Infrastructure Mechanism	Mississippi	10,242
West Texas	Infrastructure Mechanism	Cities of Amarillo, Lubbock, Dalhart and Channing	5,937
West Texas	Infrastructure Mechanism	Environs	1,031
West Texas	Formula Rate Mechanism	West Texas Cities	7,057
West Texas	Rate Case	WTX Triangle (2)	(242)
			$170,014

(1)	On February 24, 2020, the Kansas Corporation Commission approved this filing with a decrease to operating income of $0.2 million with rates to be implemented beginning April 1, 2020.

(2)	On April 21, 2020, the Texas Railroad Commission approved this filing with a decrease to operating income of $0.8 million.

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

The following annual formula rate mechanisms were approved during the six months ended March 31, 2020:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	Effective Date
		(In thousands)
2020 Filings:
Colorado-Kansas	Colorado SSIR	12/31/2020	$2,082	01/01/2020
Mississippi	Mississippi - SIR	10/31/2020	7,586	11/01/2019
Mississippi	Mississippi - SRF	10/31/2020	6,886	11/01/2019
Kentucky/Mid-States	Virginia - SAVE	09/30/2020	84	10/01/2019
Kentucky/Mid-States	Kentucky PRP	09/30/2020	2,912	10/01/2019
Mid-Tex	Mid-Tex Cities RRM	12/31/2018	34,380	10/01/2019
West Texas	West Texas Cities RRM	12/31/2018	4,879	10/01/2019
Total 2020 Filings			$58,809
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

There was no rate case activity completed during the six months ended March 31, 2020.

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the six months ended March 31, 2020.

Division	Jurisdiction	Rate Activity	Increase in Annual Operating Income	Effective Date
			(In thousands)
2020 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$353	02/01/2020
Total 2020 Other Rate Activity			$353

(1)	The Ad Valorem filing relates to property taxes that are either over or undercollected compared to the amount included in our Kansas service area's base rates.

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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 14, 2020, APT made a GRIP filing that covered changes in net investments from January 1, 2019 through December 31, 2019 with a requested increase in operating income of $49.3 million.

Three Months Ended March 31, 2020 compared with Three Months Ended March 31, 2019
Financial and operational highlights for our pipeline and storage segment for the three months ended March 31, 2020 and 2019 are presented below.

	Three Months Ended March 31
	2020	2019	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$113,570	$102,812	$10,758
Third-party transportation revenue	31,307	30,042	1,265
Other revenue	1,360	2,796	(1,436)
Total operating revenues	146,237	135,650	10,587
Total purchased gas cost	202	(90)	292
Operating expenses	68,138	67,026	1,112
Operating income	77,897	68,714	9,183
Other non-operating income (expense)	2,202	(1,031)	3,233
Interest charges	11,374	11,053	321
Income before income taxes	68,725	56,630	12,095
Income tax expense	16,143	13,935	2,208
Net income	$52,582	$42,695	$9,887
Gross pipeline transportation volumes — MMcf	218,530	254,833	(36,303)
Consolidated pipeline transportation volumes — MMcf	143,465	165,369	(21,904)
Operating income for our pipeline and storage segment increased thirteen percent. Operating revenue increased $10.6 million, primarily due to rate adjustments from the GRIP filing approved in May 2019. The increase in rates was driven primarily by increased safety and reliability spending. This increase was partially offset by a $1.1 million increase in operating expenses, primarily due to higher depreciation expense associated with increased capital investments and higher system maintenance expense primarily due to spending on hydro testing and in-line inspections.
Six Months Ended March 31, 2020 compared with Six Months Ended March 31, 2019
Financial and operational highlights for our pipeline and storage segment for the six months ended March 31, 2020 and 2019 are presented below.

	Six Months Ended March 31
	2020	2019	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$226,733	$204,539	$22,194
Third-party transportation revenue	61,607	61,077	530
Other revenue	6,073	4,504	1,569
Total operating revenues	294,413	270,120	24,293
Total purchased gas cost	301	(448)	749
Operating expenses	143,711	134,827	8,884
Operating income	150,401	135,741	14,660
Other non-operating income (expense)	5,135	(2,277)	7,412
Interest charges	22,241	20,692	1,549
Income before income taxes	133,295	112,772	20,523
Income tax expense	31,797	26,816	4,981
Net income	$101,498	$85,956	$15,542
Gross pipeline transportation volumes — MMcf	442,242	493,688	(51,446)
Consolidated pipeline transportation volumes — MMcf	299,994	335,896	(35,902)
Operating income for our pipeline and storage segment increased eleven percent. Operating revenue increased $24.3 million, primarily due to rate adjustments from the GRIP filing approved in May 2019. The increase in rates was driven primarily by increased safety and reliability spending. This increase was partially offset by an $8.9 million increase in operating expenses, primarily due to higher depreciation expense associated with increased capital investments and higher system maintenance expense of $6.8 million primarily due to well integrity costs and spending on hydro testing and in-line inspections.
Additionally, the year-over-year change in other non-operating income and interest charges of $5.9 million primarily reflects increased AFUDC primarily due to increased capital spending.
Liquidity and Capital Resources
The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. As of the date of this report, external debt financing is provided primarily through the issuance of long-term debt, a $1.5 billion commercial paper program and four committed revolving credit facilities with a total availability from third-party lenders of approximately $2.2 billion. The commercial paper program and credit facilities provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company's desired capital structure with an equity-to-total-capitalization ratio between 50% and 60%, inclusive of long-term and short-term debt. Additionally, we have various uncommitted trade credit lines with our gas suppliers that we utilize to purchase natural gas on a monthly basis.
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $4.0 billion in common stock and/or debt securities. At March 31, 2020, approximately $3.0 billion of securities remained available for issuance under the shelf registration statement, which expires February 11, 2023.
We also have an at-the-market (ATM) equity sales program that allows us to issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires February 11, 2023. As of March 31, 2020, approximately $855 million of equity is available for issuance under this ATM equity sales program.
During the first six months of 2020, we executed forward sales under the ATM with various forward sellers who borrowed and sold 1,890,857 shares of our common stock at an aggregate price of $219.9 million. Additionally, we settled forward sale agreements with respect to 2,720,060 shares that had been borrowed and sold by various forward sellers during fiscal 2019 at an aggregate price of $258.0 million. As of March 31, 2020, if we had settled all 3,800,657 shares that remain available under our various forward sale agreements we would have received proceeds of $418.6 million. Additional details are summarized below.

Issue Quarter	Issued Under	Shares Available	Net Proceeds Available (In thousands)	Maturity	Forward Price
June 30, 2019	ATM	486,201	$48,819	9/30/2020	$100.41
September 30, 2019	ATM	1,423,599	153,426	9/30/2020	$107.77
December 31, 2019	ATM	339,574	36,218	9/30/2020	$106.66
March 31, 2020	ATM	1,551,283	180,117	9/30/2020 3/31/2021	$116.11
Total		3,800,657	$418,580
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2020 and beyond. Additionally we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of March 31, 2020, September 30, 2019 and March 31, 2019:

	March 31, 2020		September 30, 2019		March 31, 2019
	(In thousands, except percentages)
Short-term debt	$199,923	1.8%	$464,915	4.8%	$—	—%
Long-term debt(1)	4,328,997	40.0%	3,529,452	36.2%	3,653,713	39.9%
Shareholders’ equity	6,304,415	58.2%	5,750,223	59.0%	5,508,101	60.1%
Total	$10,833,335	100.0%	$9,744,590	100.0%	$9,161,814	100.0%

(1)	Inclusive of our finance leases as of March 31, 2020.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the six months ended March 31, 2020 and 2019 are presented below.

	Six Months Ended March 31
	2020	2019	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$633,775	$560,829	$72,946
Investing activities	(991,237)	(768,421)	(222,816)
Financing activities	653,011	302,174	350,837
Change in cash and cash equivalents	295,549	94,582	200,967
Cash and cash equivalents at beginning of period	24,550	13,771	10,779
Cash and cash equivalents at end of period	$320,099	$108,353	$211,746
Cash flows from operating activities
For the six months ended March 31, 2020, we generated cash flow from operating activities of $633.8 million compared with $560.8 million for the six months ended March 31, 2019. The $72.9 million increase in operating cash flows reflects positive cash effects of successful rate case outcomes achieved in fiscal 2019 and working capital changes, primarily as a result of the timing of gas cost recoveries under our purchase gas cost mechanisms.
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
For the six months ended March 31, 2020, cash used for investing activities was $991.2 million compared to $768.4 million for the six months ended March 31, 2019. Capital spending increased by $217.2 million, or 28 percent, as a result of planned increases in our distribution segment to repair and replace vintage pipe and increases in spending in our pipeline and storage segment to improve the reliability of gas service to our local distribution company customers.
Cash flows from financing activities
For the six months ended March 31, 2020, our financing activities provided $653.0 million of cash compared with $302.2 million of cash provided by financing activities in the prior-year period.
In the six months ended March 31, 2020, we received $1.1 billion in net proceeds from the issuance of long-term debt and equity. On October 2, 2019, we completed a public offering of $300 million of 2.625% senior notes due 2029 and $500 million of 3.375% senior notes due 2049. We received net proceeds from the offering, after the underwriting discount and offering expenses, of $791.7 million. Additionally, during the six months ended March 31, 2020, we settled 2,720,060 shares that had been sold on a forward basis during fiscal 2019 for net proceeds of $258.0 million. The net proceeds were used primarily to support capital spending, reduce short term debt and for other general corporate purposes.
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
The following table summarizes our share issuances for the six months ended March 31, 2020 and 2019:

	Six Months Ended March 31
	2020	2019
Shares issued:
Direct Stock Purchase Plan	36,752	61,237
1998 Long-Term Incentive Plan	172,209	213,402
Retirement Savings Plan and Trust	40,779	43,745
Equity Issuance	2,720,060	5,390,836
Total shares issued	2,969,800	5,709,220
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). On December 16, 2019, Moody's upgraded our senior unsecured long-term debt rating to A1 and changed their outlook to stable, citing our strong credit metrics as a result of continued improvement in rate design to minimize regulatory lag and our balanced fiscal policy. As of March 31, 2020, S&P maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of March 31, 2020. Our debt covenants are described in greater detail in Note 7 to the unaudited condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2020.

Risk Management Activities
In our distribution and pipeline and storage segments, we use a combination of physical storage, fixed physical contracts and fixed financial contracts to reduce our exposure to unusually large winter-period gas price increases. Additionally, we manage interest rate risk by periodically entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.

The following table shows the components of the change in fair value of our financial instruments for the three and six months ended March 31, 2020 and 2019:

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In thousands)
Fair value of contracts at beginning of period	$(7,459)	$(83,669)	$(3,990)	$(55,218)
Contracts realized/settled	(4,073)	89,916	(6,936)	96,374
Fair value of new contracts	(10)	405	95	889
Other changes in value	10,710	(5,079)	9,999	(40,472)
Fair value of contracts at end of period	(832)	1,573	(832)	1,573
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$(832)	$1,573	$(832)	$1,573
The fair value of our financial instruments at March 31, 2020 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2020
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(834)	$2	$—	$—	$(832)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(834)	$2	$—	$—	$(832)

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and six month periods ended March 31, 2020 and 2019.
Distribution Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
METERS IN SERVICE, end of period
Residential	3,025,771	2,995,438	3,025,771	2,995,438
Commercial	276,668	273,533	276,668	273,533
Industrial	1,659	1,669	1,659	1,669
Public authority and other	8,518	8,365	8,518	8,365
Total meters	3,312,616	3,279,005	3,312,616	3,279,005

INVENTORY STORAGE BALANCE — Bcf	34.5	30.3	34.5	30.3
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	71,124	84,757	129,904	144,621
Commercial	37,585	42,974	68,838	74,557
Industrial	7,913	8,727	14,768	16,901
Public authority and other	2,736	2,784	4,909	4,861
Total gas sales volumes	119,358	139,242	218,419	240,940
Transportation volumes	46,542	48,235	88,816	91,086
Total throughput	165,900	187,477	307,235	332,026
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
CUSTOMERS, end of period
Industrial	93	93	93	93
Other	235	230	235	230
Total	328	323	328	323

INVENTORY STORAGE BALANCE — Bcf	1.0	0.2	1.0	0.2
PIPELINE TRANSPORTATION VOLUMES — MMcf(1)	218,530	254,833	442,242	493,688
Note to preceding tables:

(1)	Sales and transportation volumes reflect segment operations, including intercompany sales and transportation amounts.
RECENT ACCOUNTING DEVELOPMENTS
Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. During the six months ended March 31, 2020, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the six months ended March 31, 2020, except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
Except as updated below, there were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2019.
The outbreak of COVID-19 and its impact on business and economic conditions could negatively affect our business, results of operations and financial condition.
The scale and scope of the recent COVID-19 outbreak, the resulting pandemic, and the impact on the economy and financial markets could adversely affect the Company’s business, results of operations and financial condition. As an essential business, the Company continues to provide natural gas services and has implemented business continuity and emergency response plans to continue to provide natural gas services to customers and support the Company’s operations, while taking health and safety measures such as implementing worker distancing measures and using a remote workforce where possible. However, there is no assurance that the continued spread of COVID-19 and efforts to contain the virus (including, but not limited to, voluntary and mandatory quarantines, restrictions on travel, limiting gatherings of people, and reduced operations and extended closures of many businesses and institutions) will not materially impact our business, results of operations and financial condition. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

•	impact customer demand for natural gas, particularly from commercial and industrial customers;

•	reduce the availability and productivity of our employees and contractors;

•	cause us to experience an increase in costs as a result of our emergency measures, delayed payments from our customers and uncollectable accounts;

•	cause the Company’s contractors, suppliers and other business partners to be unable to fulfill their contractual obligations;

•	result in our inability to meet the requirements of the covenants in our existing credit facilities, including covenants regarding the ratio of indebtedness to total capitalization;

•	cause a deterioration in our financial metrics or the business environment that impacts our credit ratings;

•	impact our liquidity position and cost of and ability to access funds from financial institutions and capital markets; and

•	cause other unpredictable events.
The situation surrounding COVID-19 remains fluid and the likelihood of an impact on the Company that could be material increases the longer the virus impacts activity levels in the United States. Therefore, it is difficult to predict with certainty the potential impact of the virus on the Company’s business, results of operations and financial condition.
To the extent the COVID-19 pandemic has an adverse impact on the Company’s business, results of operations and financial condition, it may also have the effect of heightening many of the other risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2019, such as those relating to our ability to continue to access the credit and capital markets to execute our business strategy; market risks beyond our control affecting our risk management activities, including commodity price volatility, counterparty performance or creditworthiness and interest rate risk; and the impact of adverse economic conditions on our customers.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 5, 2019)	Exhibit 3.1 to Form 8-K dated February 5, 2019 (File No. 1-10042)
10.1	Equity Distribution Agreement, dated as of February 12, 2020, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated February 12, 2020 (File No. 1-10042)
10.2	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated February 12, 2020 (File No. 1-10042)
10.3
Term Loan Agreement, dated as of April 9, 2020, among Atmos Energy Corporation, Credit Agricole Corporate and Investment Bank, as the Administrative Agent, Canadian Imperial Bank of Commerce, New York Branch, as Syndication Agent, Credit Agricole Corporation and Investment Bank and Canadian Imperial Bank of Commerce, New York Branch, as Joint Lead Arrangers and Joint-Bookrunners, and the lenders named therein
Exhibit 10.1 to Form 8-K dated April 9, 2020 (File No. 1-10042)
10.4
364-Day Revolving Credit Agreement, dated as of April 23, 2020, among Atmos Energy Corporation, Mizuho Bank, Ltd., as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein
Exhibit 10.1 to Form 8-K dated April 23, 2020 (File No. 1-10042)
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

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: May 6, 2020