Form 10-Q
period 2020-06-30
ATMOS ENERGY CORP
filed 2020-08-05
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2020.

Class		Shares Outstanding
Common stock	No Par Value	123,354,982

GLOSSARY OF KEY TERMS

Adjusted diluted net income per share	Non-GAAP measure defined as diluted net income per share before the non-cash income tax benefit
Adjusted net income	Non-GAAP measure defined as net income before the non-cash income tax benefit
AEC	Atmos Energy Corporation
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
LIBOR	London Interbank Offered Rate
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NTSB	National Transportation Safety Board
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SIR	System Integrity Rider
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	September 30, 2019
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$15,443,224	$14,180,593
Less accumulated depreciation and amortization	2,562,374	2,392,924
Net property, plant and equipment	12,880,850	11,787,669
Current assets
Cash and cash equivalents	208,064	24,550
Accounts receivable, net	236,466	230,571
Gas stored underground	84,886	130,138
Other current assets	72,743	72,772
Total current assets	602,159	458,031
Goodwill	730,706	730,706
Deferred charges and other assets	657,267	391,213
	$14,870,982	$13,367,619
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: June 30, 2020 — 123,351,267 shares; September 30, 2019 — 119,338,925 shares	$617	$597
Additional paid-in capital	4,100,130	3,712,194
Accumulated other comprehensive loss	(116,727)	(114,583)
Retained earnings	2,477,451	2,152,015
Shareholders’ equity	6,461,471	5,750,223
Long-term debt	4,531,341	3,529,452
Total capitalization	10,992,812	9,279,675
Current liabilities
Accounts payable and accrued liabilities	200,116	265,024
Other current liabilities	502,413	479,501
Short-term debt	—	464,915
Current maturities of long-term debt	157	—
Total current liabilities	702,686	1,209,440
Deferred income taxes	1,420,065	1,300,015
Regulatory excess deferred taxes	702,493	705,101
Regulatory cost of removal obligation	458,101	473,172
Deferred credits and other liabilities	594,825	400,216
	$14,870,982	$13,367,619
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30
	2020	2019
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$435,308	$444,944
Pipeline and storage segment	158,008	149,198
Intersegment eliminations	(100,321)	(108,404)
Total operating revenues	492,995	485,738

Purchased gas cost
Distribution segment	126,093	139,518
Pipeline and storage segment	(11)	(96)
Intersegment eliminations	(100,010)	(108,096)
Total purchased gas cost	26,072	31,326

Operation and maintenance expense	149,460	164,545
Depreciation and amortization expense	107,104	97,700
Taxes, other than income	71,324	69,965
Operating income	139,035	122,202
Other non-operating income	7,235	1,645
Interest charges	19,580	19,592
Income before income taxes	126,690	104,255
Income tax expense	8,899	23,789
Net income	$117,791	$80,466
Basic net income per share	$0.96	$0.68
Diluted net income per share	$0.96	$0.68
Cash dividends per share	$0.575	$0.525
Basic weighted average shares outstanding	123,026	118,075
Diluted weighted average shares outstanding	123,032	118,430

Net income	$117,791	$80,466
Other comprehensive income (loss), net of tax
Net unrealized holding gains on available-for-sale securities, net of tax of $96 and $27	364	94
Cash flow hedges:
Amortization and unrealized gain (loss) on interest rate agreements, net of tax of $(1,115) and $312	(4,450)	1,053
Total other comprehensive income (loss)	(4,086)	1,147
Total comprehensive income	$113,705	$81,613
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended June 30
	2020	2019
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$2,196,817	$2,341,668
Pipeline and storage segment	452,421	419,318
Intersegment eliminations	(303,015)	(302,821)
Total operating revenues	2,346,223	2,458,165

Purchased gas cost
Distribution segment	942,586	1,147,598
Pipeline and storage segment	290	(544)
Intersegment eliminations	(302,053)	(301,887)
Total purchased gas cost	640,823	845,167

Operation and maintenance expense	449,529	452,572
Depreciation and amortization expense	318,082	290,537
Taxes, other than income	214,535	213,546
Operating income	723,254	656,343
Other non-operating income (expense)	9,133	(1,846)
Interest charges	68,980	74,390
Income before income taxes	663,407	580,107
Income tax expense	127,297	127,107
Net income	$536,110	$453,000
Basic net income per share	$4.38	$3.89
Diluted net income per share	$4.37	$3.88
Cash dividends per share	$1.725	$1.575
Basic weighted average shares outstanding	122,352	116,485
Diluted weighted average shares outstanding	122,463	116,673

Net income	$536,110	$453,000
Other comprehensive income (loss), net of tax
Net unrealized holding gains on available-for-sale securities, net of tax of $47 and $56	200	191
Cash flow hedges:
Amortization and unrealized loss on interest rate agreements, net of tax of $(492) and $(7,093)	(2,344)	(23,997)
Total other comprehensive loss	(2,144)	(23,806)
Total comprehensive income	$533,966	$429,194
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30
	2020	2019
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$536,110	$453,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	318,082	290,537
Deferred income taxes	137,996	120,220
One-time income tax benefit	(20,962)	—
Other	5,935	9,649
Net assets / liabilities from risk management activities	1,295	(1,976)
Net change in operating assets and liabilities	(82,970)	(62,502)
Net cash provided by operating activities	895,486	808,928
Cash Flows From Investing Activities
Capital expenditures	(1,405,673)	(1,199,199)
Proceeds from the sale of discontinued operations	—	4,000
Debt and equity securities activities, net	(692)	(4,041)
Other, net	6,098	3,839
Net cash used in investing activities	(1,400,267)	(1,195,401)
Cash Flows From Financing Activities
Net decrease in short-term debt	(464,915)	(500,838)
Net proceeds from equity offering	358,047	593,731
Issuance of common stock through stock purchase and employee retirement plans	14,125	14,128
Proceeds from issuance of long-term debt	999,450	1,045,221
Settlement of interest rate swaps	—	(90,141)
Repayment of long-term debt	—	(450,000)
Cash dividends paid	(210,674)	(181,982)
Debt issuance costs	(7,738)	(11,254)
Net cash provided by financing activities	688,295	418,865
Net increase in cash and cash equivalents	183,514	32,392
Cash and cash equivalents at beginning of period	24,550	13,771
Cash and cash equivalents at end of period	$208,064	$46,163

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at June 30, 2020, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis, aside from accounting policy changes noted below, as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Because of seasonal and other factors, the results of operations for the nine-month period ended June 30, 2020 are not indicative of our results of operations for the full 2020 fiscal year, which ends September 30, 2020.
Except as noted below related to recent ratemaking activity and in Note 12 to the unaudited condensed consolidated financial statements regarding new cash flow hedges, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
During the second quarter of fiscal 2020, we completed our annual goodwill impairment assessment. Based on the assessment performed, we determined that our goodwill was not impaired.
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
Significant regulatory assets and liabilities as of June 30, 2020 and September 30, 2019 included the following:

	June 30, 2020	September 30, 2019
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$79,108	$86,089
Infrastructure mechanisms(1)	180,390	131,894
Deferred gas costs	—	23,766
Recoverable loss on reacquired debt	5,259	6,551
Deferred pipeline record collection costs	28,700	26,418
Rate case costs	401	1,346
Other	6,173	8,483
	$300,031	$284,547
Regulatory liabilities:
Regulatory excess deferred taxes(2)	$723,400	$726,307
Regulatory cost of service reserve	2,559	5,238
Regulatory cost of removal obligation	528,932	528,893
Deferred gas costs	48,917	14,112
Asset retirement obligation	17,054	17,054
APT annual adjustment mechanism	62,461	78,402
Other	21,923	16,120
	$1,405,246	$1,386,126

(1)
Infrastructure mechanisms in Texas, Louisiana and Tennessee allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.

(2)
Due to the passage of the Kansas House Bill 2585, on June 1, 2020, we remeasured our deferred tax liability and updated our state deferred tax rate resulting in a $12.1 million regulatory liability as of June 30, 2020. See further details in Note 11. The remaining amount reflects the remeasurement of the net deferred tax liability included in our rate base as a result of the Tax Cuts and Jobs Act of 2017 (the "TCJA"). Of this amount, $20.9 million as of June 30, 2020 and $21.2 million as of September 30, 2019 is recorded in other current liabilities. These liabilities are being returned to customers in most of our jurisdictions on a provisional basis over 15 to 46 years until formal orders establish the final refund periods.

During the nine months ended June 30, 2020, we received regulatory orders in Louisiana, Mississippi, Texas (including APT) and Virginia to defer into a regulatory asset all expenses, beyond the normal course of business, related to Coronavirus Disease 2019 (COVID-19 or virus), including bad debt expense. Subsequent to June 30, 2020, we also received a regulatory order in Kansas to defer into a regulatory asset these expenses. As of June 30, 2020, no amounts have been recorded as regulatory assets or liabilities for expenses related to COVID-19, including bad debt expense.

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
Income statements and capital expenditures for the three and nine months ended June 30, 2020 and 2019 by segment are presented in the following tables:

	Three Months Ended June 30, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$434,650	$58,345	$—	$492,995
Intersegment revenues	658	99,663	(100,321)	—
Total operating revenues	435,308	158,008	(100,321)	492,995
Purchased gas cost	126,093	(11)	(100,010)	26,072
Operation and maintenance expense	107,537	42,234	(311)	149,460
Depreciation and amortization expense	77,187	29,917	—	107,104
Taxes, other than income	61,980	9,344	—	71,324
Operating income	62,511	76,524	—	139,035
Other non-operating income	5,167	2,068	—	7,235
Interest charges	7,969	11,611	—	19,580
Income before income taxes	59,709	66,981	—	126,690
Income tax expense	810	8,089	—	8,899
Net income	$58,899	$58,892	$—	$117,791
Capital expenditures	$342,385	$68,551	$—	$410,936

	Three Months Ended June 30, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$444,287	$41,451	$—	$485,738
Intersegment revenues	657	107,747	(108,404)	—
Total operating revenues	444,944	149,198	(108,404)	485,738
Purchased gas cost	139,518	(96)	(108,096)	31,326
Operation and maintenance expense	123,998	40,855	(308)	164,545
Depreciation and amortization expense	70,611	27,089	—	97,700
Taxes, other than income	62,134	7,831	—	69,965
Operating income	48,683	73,519	—	122,202
Other non-operating income (expense)	3,005	(1,360)	—	1,645
Interest charges	10,597	8,995	—	19,592
Income before income taxes	41,091	63,164	—	104,255
Income tax expense	8,693	15,096	—	23,789
Net income	$32,398	$48,068	$—	$80,466
Capital expenditures	$316,825	$104,788	$—	$421,613

	Nine Months Ended June 30, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,194,786	$151,437	$—	$2,346,223
Intersegment revenues	2,031	300,984	(303,015)	—
Total operating revenues	2,196,817	452,421	(303,015)	2,346,223
Purchased gas cost	942,586	290	(302,053)	640,823
Operation and maintenance expense	337,740	112,751	(962)	449,529
Depreciation and amortization expense	229,526	88,556	—	318,082
Taxes, other than income	190,636	23,899	—	214,535
Operating income	496,329	226,925	—	723,254
Other non-operating income	1,930	7,203	—	9,133
Interest charges	35,128	33,852	—	68,980
Income before income taxes	463,131	200,276	—	663,407
Income tax expense	87,411	39,886	—	127,297
Net income	$375,720	$160,390	$—	$536,110
Capital expenditures	$1,119,945	$285,728	$—	$1,405,673

	Nine Months Ended June 30, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,339,660	$118,505	$—	$2,458,165
Intersegment revenues	2,008	300,813	(302,821)	—
Total operating revenues	2,341,668	419,318	(302,821)	2,458,165
Purchased gas cost	1,147,598	(544)	(301,887)	845,167
Operation and maintenance expense	347,386	106,120	(934)	452,572
Depreciation and amortization expense	210,224	80,313	—	290,537
Taxes, other than income	189,377	24,169	—	213,546
Operating income	447,083	209,260	—	656,343
Other non-operating income (expense)	1,791	(3,637)	—	(1,846)
Interest charges	44,703	29,687	—	74,390
Income before income taxes	404,171	175,936	—	580,107
Income tax expense	85,195	41,912	—	127,107
Net income	$318,976	$134,024	$—	$453,000
Capital expenditures	$912,640	$286,559	$—	$1,199,199

Balance sheet information at June 30, 2020 and September 30, 2019 by segment is presented in the following tables:

	June 30, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$9,644,503	$3,236,347	$—	$12,880,850
Total assets	$14,098,715	$3,471,282	$(2,699,015)	$14,870,982

	September 30, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$8,737,590	$3,050,079	$—	$11,787,669
Total assets	$12,579,741	$3,279,323	$(2,491,445)	$13,367,619

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic weighted average shares outstanding is calculated based upon the weighted average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 8 to the unaudited condensed consolidated financial statements, when the impact is dilutive. Basic and diluted earnings per share for the three and nine months ended June 30, 2020 and 2019 are calculated as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$117,791	$80,466	$536,110	$453,000
Less: Income allocated to participating securities	88	64	408	386
Income available to common shareholders	$117,703	$80,402	$535,702	$452,614
Basic weighted average shares outstanding	123,026	118,075	122,352	116,485
Net income per share — Basic	$0.96	$0.68	$4.38	$3.89
Diluted Earnings Per Share
Income available to common shareholders	$117,703	$80,402	$535,702	$452,614
Effect of dilutive shares	—	—	—	—
Income available to common shareholders	$117,703	$80,402	$535,702	$452,614
Basic weighted average shares outstanding	123,026	118,075	122,352	116,485
Dilutive shares	6	355	111	188
Diluted weighted average shares outstanding	123,032	118,430	122,463	116,673
Net income per share - Diluted	$0.96	$0.68	$4.37	$3.88

5.    Revenue
Our revenue recognition policy is fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$286,937	$—	$269,484	$—
Commercial	101,055	—	113,591	—
Industrial	17,019	—	25,277	—
Public authority and other	7,063	—	6,305	—
Total gas sales revenues	412,074	—	414,657	—
Transportation revenues	22,532	164,675	22,923	166,864
Miscellaneous revenues	2,793	2,277	6,125	2,407
Revenues from contracts with customers	437,399	166,952	443,705	169,271
Alternative revenue program revenues(1)	(2,567)	(8,944)	748	(20,073)
Other revenues	476	—	491	—
Total operating revenues	$435,308	$158,008	$444,944	$149,198

	Nine Months Ended June 30, 2020		Nine Months Ended June 30, 2019
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$1,435,328	$—	$1,513,239	$—
Commercial	543,148	—	611,474	—
Industrial	67,572	—	95,701	—
Public authority and other	34,747	—	36,677	—
Total gas sales revenues	2,080,795	—	2,257,091	—
Transportation revenues	77,676	471,433	76,005	456,558
Miscellaneous revenues	16,565	8,767	20,439	6,862
Revenues from contracts with customers	2,175,036	480,200	2,353,535	463,420
Alternative revenue program revenues(1)	20,320	(27,779)	(13,388)	(44,102)
Other revenues	1,461	—	1,521	—
Total operating revenues	$2,196,817	$452,421	$2,341,668	$419,318

(1)
In our distribution segment, we have weather-normalization adjustment mechanisms that serve to mitigate the effects of weather on our revenue. Additionally, APT has a regulatory mechanism that requires that we share with its tariffed customers 75% of the difference between the total non-tariffed revenues earned during a test period and a revenue benchmark.

6. Leases

We adopted the provisions of the new lease accounting standard beginning on October 1, 2019, using the optional transition method, which allowed us to apply the provisions of the new standard to all leases that existed as of the date of adoption. Therefore, results for reporting periods beginning on October 1, 2019 are presented under the new lease accounting standard and prior periods are presented under the former lease accounting standard.
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

June 30, 2020
Weighted average remaining lease term (years)
Finance leases	19.36
Operating leases	10.69

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
The following table represents our weighted average discount rate:

June 30, 2020
Weighted average discount rate
Finance leases	8.02%
Operating leases	2.91%

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
Lease costs for the three and nine months ended June 30, 2020 are presented in the table below. These costs include both amounts recognized in expense and amounts capitalized. For the three and nine months ended June 30, 2020, we did not have material short-term lease costs or variable lease costs.

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
	(In thousands)
Finance lease cost	$197	$376
Operating lease cost	10,371	30,461
Total lease cost	$10,568	$30,837

Our ROU assets and lease liabilities are presented as follows on the condensed consolidated balance sheets (unaudited):

	Balance Sheet Classification	June 30, 2020
		(In thousands)
Assets
Finance leases	Net Property, Plant and Equipment	$8,554
Operating leases	Deferred charges and other assets	225,311
Total right-of-use assets		$233,865
Liabilities
Current
Finance leases	Current maturities of long-term debt	$157
Operating leases	Other current liabilities	33,884
Noncurrent
Finance leases	Long-term debt	8,479
Operating leases	Deferred credits and other liabilities	200,390
Total lease liabilities		$242,910

Other pertinent information related to leases was as follows. During the nine months ended June 30, 2020, amounts paid in cash for our finance leases were not material.

Nine Months Ended June 30, 2020
(In thousands)
Cash paid amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$28,011
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$6,143
Operating leases	$23,628

Maturities of our lease liabilities as of June 30, 2020, presented on a rolling 12-month basis, were as follows:

	Total	Finance Leases	Operating Leases
	(In thousands)
Year 1	$39,017	$738	$38,279
Year 2	37,983	749	37,234
Year 3	33,112	759	32,353
Year 4	26,386	770	25,616
Year 5	17,607	781	16,826
Thereafter	139,172	12,862	126,310
Total lease payments	293,277	16,659	276,618
Less: Imputed interest	50,367	8,023	42,344
Total	$242,910	$8,636	$234,274
Reported as of June 30, 2020
Short-term lease liabilities	$34,041	$157	$33,884
Long-term lease liabilities	208,869	8,479	200,390
Total lease liabilities	$242,910	$8,636	$234,274

Disclosures Related to Prior Periods

The future minimum lease payments as of September 30, 2019 were as follows:

	Operating Leases(1)	Capital Lease
	(In thousands)
2020	$21,017	$243
2021	20,416	248
2022	19,370	253
2023	18,071	258
2024	15,718	263
Thereafter	105,544	4,343
Total minimum lease payments	$200,136	5,608
Less amount representing interest		3,018
Present value of net minimum lease payments		$2,590

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

Consolidated lease and rental expense for the three and nine months ended June 30, 2019 was $10.5 million and $30.7 million.

7.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 6 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Other than as described below, there were no material changes in the terms of our debt instruments during the nine months ended June 30, 2020.
Long-term debt at June 30, 2020 and September 30, 2019 consisted of the following:

	June 30, 2020	September 30, 2019
	(In thousands)
Unsecured 3.00% Senior Notes, due 2027	$500,000	$500,000
Unsecured 2.625% Senior Notes, due 2029	300,000	—
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due 2049	500,000	—
Floating-rate term loan, due 2022	200,000	—
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Finance lease obligations (see Note 6)	8,636	—
Total long-term debt	4,568,636	3,560,000
Less:
Original issue (premium) / discount on unsecured senior notes and debentures	623	193
Debt issuance cost	36,515	30,355
Current maturities	157	—
	$4,531,341	$3,529,452

On April 9, 2020, we entered into a two year, $200 million term loan agreement that bears interest at a rate of LIBOR plus 1.25 percent. The term loan was used to pay down borrowings pursuant to our commercial paper program.
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
As of June 30, 2020, our short-term borrowing requirements were satisfied through a combination of a $1.5 billion commercial paper program and four committed revolving credit facilities with third-party lenders that provide approximately $2.2 billion of total working capital funding.
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that expires on September 25, 2023. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 1.25 percent, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At June 30, 2020, there were no amounts outstanding under our commercial paper program. At September 30, 2019, a total of $464.9 million was outstanding.
Additionally, we had a $25 million 364-day unsecured facility that was renewed effective April 1, 2020 and increased to $50 million, which is used to provide working capital funding. There were no borrowings outstanding under this facility as of June 30, 2020.
Finally, we had a $10 million 364-day unsecured revolving credit facility, which was replaced on April 30, 2020, with a new $50 million 364-day unsecured revolving credit facility, which is used primarily to issue letters of credit. At June 30, 2020, there were no borrowings outstanding under the new facility; however, outstanding letters of credit reduced the total amount available to us under our $50 million facility to $44.4 million.
On April 23, 2020, we executed a new $600 million 364-day unsecured revolving credit facility to provide additional working capital funding. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 1.25 percent, based on the Company's credit ratings. At June 30, 2020, there were no borrowings outstanding under this facility.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At June 30, 2020, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 43 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of June 30, 2020. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

8.    Shareholders' Equity

The following tables present a reconciliation of changes in stockholders' equity for the three and nine months ended June 30, 2020 and 2019.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2019	119,338,925	$597	$3,712,194	$(114,583)	$2,152,015	$5,750,223
Net income	—	—	—	—	178,673	178,673
Other comprehensive income	—	—	—	1,052	—	1,052
Cash dividends ($0.575 per share)	—	—	—	—	(69,557)	(69,557)
Common stock issued:
Public and other stock offerings	2,758,929	13	263,259	—	—	263,272
Stock-based compensation plans	164,549	1	4,111	—	—	4,112
Balance, December 31, 2019	122,262,403	611	3,979,564	(113,531)	2,261,131	6,127,775
Net income	—	—	—	—	239,646	239,646
Other comprehensive income	—	—	—	890	—	890
Cash dividends ($0.575 per share)	—	—	—	—	(70,520)	(70,520)
Common stock issued:
Public and other stock offerings	38,662	1	3,095	—	—	3,096
Stock-based compensation plans	7,660	—	3,528	—	—	3,528
Balance, March 31, 2020	122,308,725	612	3,986,187	(112,641)	2,430,257	6,304,415
Net income	—	—	—	—	117,791	117,791
Other comprehensive loss	—	—	—	(4,086)	—	(4,086)
Cash dividends ($0.575 per share)	—	—	—	—	(70,597)	(70,597)
Common stock issued:
Public and other stock offerings	965,576	5	105,799	—	—	105,804
Stock-based compensation plans	76,966	—	8,144	—	—	8,144
Balance, June 30, 2020	123,351,267	$617	$4,100,130	$(116,727)	$2,477,451	$6,461,471

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2018	111,273,683	$556	$2,974,926	$(83,647)	$1,878,116	$4,769,951
Net income	—	—	—	—	157,646	157,646
Other comprehensive loss	—	—	—	(22,258)	—	(22,258)
Cash dividends ($0.525 per share)	—	—	—	—	(58,722)	(58,722)
Cumulative effect of accounting change	—	—	—	(8,210)	8,210	—
Common stock issued:
Public and other stock offerings	5,434,812	27	498,948	—	—	498,975
Stock-based compensation plans	184,464	1	2,602	—	—	2,603
Balance, December 31, 2018	116,892,959	584	3,476,476	(114,115)	1,985,250	5,348,195
Net income	—	—	—	—	214,888	214,888
Other comprehensive loss	—	—	—	(2,695)	—	(2,695)
Cash dividends ($0.525 per share)	—	—	—	—	(61,606)	(61,606)
Common stock issued:
Public and other stock offerings	61,006	1	5,453	—	—	5,454
Stock-based compensation plans	28,938	—	3,865	—	—	3,865
Balance, March 31, 2019	116,982,903	585	3,485,794	(116,810)	2,138,532	5,508,101
Net income	—	—	—	—	80,466	80,466
Other comprehensive income	—	—	—	1,147	—	1,147
Cash dividends ($0.525 per share)	—	—	—	—	(61,654)	(61,654)
Common stock issued:
Public and other stock offerings	1,127,244	5	103,425	—	—	103,430
Stock-based compensation plans	85,966	1	10,505	—	—	10,506
Balance, June 30, 2019	118,196,113	$591	$3,599,724	$(115,663)	$2,157,344	$5,641,996

Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
On February 11, 2020, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $4.0 billion in common stock and/or debt securities, which expires February 11, 2023. This shelf registration statement replaced our previous shelf registration statement which was filed on November 13, 2018 (2018 Registration Statement). At June 30, 2020, approximately $3.0 billion of securities remained available for issuance under the shelf registration statement.
On February 12, 2020, we filed a prospectus supplement under the shelf registration statement relating to an at-the-market (ATM) equity sales program (February 2020 ATM) under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program). This ATM equity sales program replaced our previous ATM equity sales program, filed on November 19, 2018 (November 2018 ATM), which was exhausted during the second quarter of fiscal 2020 with the execution of forward sales.
During the nine months ended June 30, 2020, we executed forward sales under the February 2020 ATM and the November 2018 ATM equity sales programs with various forward sellers who borrowed and sold 4,148,057 shares of our common stock at an aggregate price of $453.9 million. Additionally, during the nine months ended June 30, 2020, we settled forward sale agreements with respect to 3,146,108 shares that had been borrowed and sold by various forward sellers during fiscal 2019 under the November 2018 ATM for net proceeds of $314.6 million. As of June 30, 2020, the February 2020 ATM program had approximately $621 million of equity available for issuance.
On November 30, 2018, we filed a prospectus supplement under the 2018 Registration Statement relating to an underwriting agreement to sell 5,390,836 shares of our common stock for $500 million. After expenses, net proceeds from the offering were $494.1 million. Concurrently, we entered into separate forward sales agreements with two forward sellers who borrowed and sold 2,668,464 shares of our common stock at an aggregate price of $247.5 million. During the nine months ended June 30, 2019, we settled forward sale agreements with respect to 1,089,700 of the shares that had been borrowed and sold for net proceeds of $99.6 million. During the nine months ended June 30, 2020, we settled the remaining 485,189 shares under these forward sale agreements for net proceeds of $44.4 million.
During the nine months ended June 30, 2019, we executed forward sales under the November 2018 ATM with various forward sellers who borrowed and sold 2,721,072 shares of our common stock at an aggregate price of $268.7 million.
If we had settled all shares that remain available under our outstanding forward sale agreements as of June 30, 2020, we would have received proceeds of $547.2 million, based on a net price of $106.33 per share. Additional details are presented below.

Maturity	Shares Available	Net Proceeds Available (In thousands)	Forward Price
September 30, 2020	1,662,270	$174,142	$104.76
March 31, 2021	2,089,927	229,650	$109.88
June 30, 2021	1,394,423	143,430	$102.86
Total	5,146,620	$547,222

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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2019	$132	$(114,715)	$(114,583)
Other comprehensive income (loss) before reclassifications	202	(4,932)	(4,730)
Amounts reclassified from accumulated other comprehensive income	(2)	2,588	2,586
Net current-period other comprehensive income (loss)	200	(2,344)	(2,144)
June 30, 2020	$332	$(117,059)	$(116,727)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2018	$8,124	$(91,771)	$(83,647)
Other comprehensive income (loss) before reclassifications	192	(25,966)	(25,774)
Amounts reclassified from accumulated other comprehensive income	(1)	1,969	1,968
Net current-period other comprehensive income (loss)	191	(23,997)	(23,806)
Cumulative effect of accounting change	(8,210)	—	(8,210)
June 30, 2019	$105	$(115,768)	$(115,663)

9.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and nine months ended June 30, 2020 and 2019 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.

	Three Months Ended June 30
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,652	$4,044	$3,366	$2,702
Interest cost(1)	5,843	6,799	2,653	2,960
Expected return on assets(1)	(7,079)	(7,113)	(2,625)	(2,664)
Amortization of prior service cost (credit)(1)	(58)	(57)	43	43
Amortization of actuarial (gain) loss(1)	3,242	1,606	(334)	(2,045)
Net periodic pension cost	$6,600	$5,279	$3,103	$996

	Nine Months Ended June 30
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(In thousands)
Components of net periodic pension cost:
Service cost	$13,957	$12,134	$10,099	$8,107
Interest cost(1)	17,529	20,399	7,959	8,879
Expected return on assets(1)	(21,237)	(21,339)	(7,874)	(7,994)
Amortization of prior service cost (credit)(1)	(174)	(173)	130	130
Amortization of actuarial (gain) loss(1)	9,725	4,821	(1,003)	(6,134)
Net periodic pension cost	$19,800	$15,842	$9,311	$2,988

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
For the nine months ended June 30, 2020 we contributed $12.2 million to our postretirement medical plans. We anticipate contributing a total of between $10 million and $20 million to our postretirement plans during fiscal 2020.

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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices indexed to natural gas hubs. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. At June 30, 2020, we were committed to purchase 59.3 Bcf within one year, 71.5 Bcf within two to three years and 0.2 Bcf beyond three years under indexed contracts.
Rate Regulatory Proceedings
As of June 30, 2020, routine rate regulatory proceedings were in progress in some of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the nine months ended June 30, 2020.
11.    Income Taxes

On June 1, 2020, the Kansas legislature passed House Bill 2585 which eliminated the assessment of state income taxes on regulated utilities. This legislation will become effective for the Company on October 1, 2020. Due to the change in the Kansas state tax law, we completed a study of the calculations used to estimate the rate at which state deferred taxes will reverse in the future. As a result, we reduced our deferred tax liability by $32.5 million during the fiscal third quarter. We established a $12.1 million regulatory liability for excess deferred taxes that will be returned to Kansas customers. We are currently working with the Kansas Corporation Commission to determine the amortization period for this liability. We recognized $21.0 million as a one-time income tax benefit in our condensed consolidated statement of comprehensive income for the three and nine months ended June 30, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have an impact on our condensed consolidated financial statements for the three and nine months ended June 30, 2020.

12.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and to mitigate interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. During the nine months ended June 30, 2020, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.

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
In July 2020, we entered into forward starting interest rate swaps to effectively fix the Treasury yield component associated with $300 million of a planned issuance of unsecured senior notes in fiscal 2023 at 1.36% and $300 million of a planned issuance of unsecured senior notes in fiscal 2025 at 1.35%, which we designated as cash flow hedges at the time the agreements were executed. Accordingly, unrealized gains and losses associated with the forward starting interest rate swaps will be recorded as a component of accumulated other comprehensive income (loss). When the forward starting interest rate swaps settle, the realized gain or loss will be recorded as a component of accumulated other comprehensive income (loss) and recognized as a component of interest charges over the life of the related financing arrangement. Hedge ineffectiveness to the extent incurred, will be reported as a component of interest charges.
As of June 30, 2020, we had forward starting interest rate swaps to effectively fix the Treasury yield component associated with $500 million of a planned issuance of unsecured senior notes in fiscal 2021 at 0.69% and $450 million of a planned issuance of unsecured senior notes in fiscal 2022 at 1.33%, which we designated as cash flow hedges at the time the agreements were executed.
As of June 30, 2020, we had $112.1 million of net realized losses in AOCI associated with the settlement of financial instruments used to fix the Treasury yield component of the interest cost of financing various issuances of long-term debt and senior notes, which will be recognized as a component of interest charges over the life of the associated notes from the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2049.

Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and statements of comprehensive income.
As of June 30, 2020, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of June 30, 2020, we had 10,050 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of June 30, 2020 and September 30, 2019. The gross amounts of recognized assets and liabilities are netted within our unaudited condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, for June 30, 2020 and September 30, 2019, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
June 30, 2020
Designated As Hedges:
Interest rate swaps	Other current assets / Other current liabilities	$66	$(5,305)
Interest rate swaps	Deferred charges and other assets / Deferred credits and other liabilities	4,181	(5,300)
Total		4,247	(10,605)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	1,370	(461)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	247	(37)
Total		1,617	(498)
Gross / Net Financial Instruments		$5,864	$(11,103)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2019
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$1,586	$(4,552)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	225	(1,249)
Total		1,811	(5,801)
Gross / Net Financial Instruments		$1,811	$(5,801)

Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended June 30, 2020 and 2019 was $1.4 million and $1.4 million and for the nine months ended June 30, 2020 and 2019 was $4.1 million and $2.6 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and nine months ended June 30, 2020 and 2019. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the statement of comprehensive income as incurred.

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$(4,932)	$—	$(4,932)	$(25,966)
Recognition of losses in earnings due to settlements:
Interest rate agreements	482	1,053	2,588	1,969
Total other comprehensive income (loss) from hedging, net of tax	$(4,450)	$1,053	$(2,344)	$(23,997)

Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. The following amounts, net of deferred taxes, represent the expected recognition in earnings, as of June 30, 2020, of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments at the date of settlement. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$(4,234)
Thereafter	(107,893)
Total	$(112,127)

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

13.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. During the nine months ended June 30, 2020, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and September 30, 2019. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	June 30, 2020
	(In thousands)
Assets:
Financial instruments	$—	$5,864	$—	$—	$5,864
Debt and equity securities
Registered investment companies	37,229	—	—	—	37,229
Bond mutual funds	28,954	—	—	—	28,954
Bonds(2)	—	34,408	—	—	34,408
Money market funds	—	5,126	—	—	5,126
Total debt and equity securities	66,183	39,534	—	—	105,717
Total assets	$66,183	$45,398	$—	$—	$111,581
Liabilities:
Financial instruments	$—	$11,103	$—	$—	$11,103

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2019
	(In thousands)
Assets:
Financial instruments	$—	$1,811	$—	$—	$1,811
Debt and equity securities
Registered investment companies	41,406	—	—	—	41,406
Bond mutual funds	25,966	—	—	—	25,966
Bonds(2)	—	31,915	—	—	31,915
Money market funds	—	2,596	—	—	2,596
Total debt and equity securities	67,372	34,511	—	—	101,883
Total assets	$67,372	$36,322	$—	$—	$103,694
Liabilities:
Financial instruments	$—	$5,801	$—	$—	$5,801

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. We regularly evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility and current returns. If a determination is made that a decline in fair value is other than temporary, the related investment is written down to its estimated fair value and the other-than-temporary impairment is recognized in the statement of comprehensive income. At June 30, 2020 and September 30, 2019, the amortized cost of our available-for-sale debt securities was $34.0 million and $31.7 million. At June 30, 2020, we maintained investments in bonds that have contractual maturity dates ranging from July 2020 through May 2023.
Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of June 30, 2020 and September 30, 2019:

	June 30, 2020	September 30, 2019
	(In thousands)
Carrying Amount	$4,560,000	$3,560,000
Fair Value	$5,563,300	$4,216,249

14.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 17 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. During the nine months ended June 30, 2020, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of June 30, 2020, the related condensed consolidated statements of comprehensive income for the three and nine months ended June 30, 2020 and 2019, the condensed consolidated statements of cash flows for the nine months ended June 30, 2020 and 2019, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
August 5, 2020

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

OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at June 30, 2020 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the nine months ended June 30, 2020.
Non-GAAP Financial Measures
As described in Note 11 to the unaudited condensed consolidated financial statements, due to the passage of Kansas House Bill 2585, we remeasured our deferred tax liability and updated our state deferred tax rate. As a result, we recorded a non-cash income tax benefit of $21.0 million for the three and nine months ended June 30, 2020. Due to the non-recurring nature of this benefit, we believe that net income and diluted net income per share before the non-cash income tax benefit provide a more relevant measure to analyze our financial performance than net income and diluted net income per share in order to allow investors to better analyze our core results and allow the information to be presented on a comparative basis to the prior year. Accordingly, the following discussion and analysis of our financial performance will reference adjusted net income and adjusted diluted net income per share, non-GAAP measures, which are calculated as follows:

	Three Months Ended June 30
	2020	2019	Change
	(In thousands, except per share data)
Net income	$117,791	$80,466	$37,325
Non-cash income tax benefit	(20,962)	—	(20,962)
Adjusted net income	$96,829	$80,466	$16,363

Diluted net income per share	$0.96	$0.68	$0.28
Diluted EPS from non-cash income tax benefit	(0.17)	—	(0.17)
Adjusted diluted net income per share	$0.79	$0.68	$0.11

	Nine Months Ended June 30
	2020	2019	Change
	(In thousands, except per share data)
Net income	$536,110	$453,000	$83,110
Non-cash income tax benefit	(20,962)	—	(20,962)
Adjusted net income	$515,148	$453,000	$62,148

Diluted net income per share	$4.37	$3.88	$0.49
Diluted EPS from non-cash income tax benefit	(0.17)	—	(0.17)
Adjusted diluted net income per share	$4.20	$3.88	$0.32

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
We continue to execute our strategy well while managing the ongoing impacts of the COVID-19 pandemic. Approximately 95 percent of our employees continue to work remotely as we provide essential services to ensure the safety and functionality of our critical infrastructure while taking precautions to provide a safe work environment for employees and customers.
During the nine months ended June 30, 2020, we recorded net income of $536.1 million, or $4.37 per diluted share, compared to net income of $453.0 million, or $3.88 per diluted share for the nine months ended June 30, 2019. After adjusting for a nonrecurring income tax benefit recognized during the third quarter, we recorded adjusted net income of $515.1 million, or $4.20 per diluted share for the nine months ended June 30, 2020.
The 14 percent period-over-period increase in adjusted net income largely reflects positive rate outcomes and customer growth in our distribution business. We did not experience a material change in period-over-period residential revenue in our distribution segment due to COVID-19; however, we did experience a 12 percent period-over-period decline in nonresidential revenue. This decline was offset by a reduction of O&M expenses. Approximately 85 percent of our distribution segment revenues are earned during the first three fiscal quarters. Historically during our fiscal fourth quarter, approximately 60 percent of our revenues are earned from our residential customers with the remaining 40 percent earned from our non-residential customers.
During the nine months ended June 30, 2020, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $108.1 million. Additionally, we completed four regulatory filings in Texas for $22.6 million. Rates for these filings will go into effect September 1, 2020. As of June 30, 2020, we had six ratemaking efforts in progress seeking a total increase in annual operating income of $143.7 million. Additionally, as of the date of this report, we have received regulatory orders in five states (which cover approximately 86 percent of our distribution customers and all of our APT customers) to defer into a regulatory asset all expenses, beyond the normal course of business, related to COVID-19, including bad debt expense.
Capital expenditures for the nine months ended June 30, 2020 increased 17 percent period over period, to $1.4 billion. Over 80 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the nine months ended June 30, 2020, we completed approximately $1.4 billion of long-term debt and equity financing. As of June 30, 2020, our equity capitalization was 58.8 percent and we had over $2.9 billion in total liquidity, including cash and cash equivalents and funds available through equity forward sales agreements.
As a result of our sustained financial performance, improved cash flows and capital structure, our Board of Directors increased the quarterly dividend by 9.5 percent for fiscal 2020.
The extent of COVID-19’s effect on our future operational and financial performance will depend in large part on future developments, which are difficult to predict. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, actions that may be taken by our regulators, the development of treatments or vaccines, and the resumption of widespread economic activity. As of the date of this report, we continue to believe we remain positioned to continue modernizing our natural gas delivery network and business processes over the long-term.
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
Our ability to earn our authorized rates of return is based primarily on our ability to improve the rate design in our various ratemaking jurisdictions to minimize regulatory lag and, ultimately, separate the recovery of our approved rates from customer usage patterns. Improving rate design is a long-term process and is further complicated by the fact that we operate in multiple rate jurisdictions. Under our current rate design, approximately 85 percent of our revenues are earned through the first nine months of the fiscal year. Additionally, we currently recover approximately 59 percent of our distribution segment revenue, excluding gas costs, through the base customer charge, which partially separates the recovery of our approved rate from customer usage patterns.
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
Three Months Ended June 30, 2020 compared with Three Months Ended June 30, 2019
Financial and operational highlights for our distribution segment for the three months ended June 30, 2020 and 2019 are presented below.

	Three Months Ended June 30
	2020	2019	Change
	(In thousands, unless otherwise noted)
Operating revenues	$435,308	$444,944	$(9,636)
Purchased gas cost	126,093	139,518	(13,425)
Operating expenses	246,704	256,743	(10,039)
Operating income	62,511	48,683	13,828
Other non-operating income	5,167	3,005	2,162
Interest charges	7,969	10,597	(2,628)
Income before income taxes	59,709	41,091	18,618
Non-cash income tax benefit	(13,467)	—	(13,467)
Income tax expense	14,277	8,693	5,584
Net income	$58,899	$32,398	$26,501
Consolidated distribution sales volumes — MMcf	38,971	41,683	(2,712)
Consolidated distribution transportation volumes — MMcf	30,191	34,509	(4,318)
Total consolidated distribution throughput — MMcf	69,162	76,192	(7,030)
Consolidated distribution average cost of gas per Mcf sold	$3.24	$3.35	$(0.11)
Operating income for our distribution segment increased 28 percent, which primarily reflects:

•	a $14.8 million net increase in rate adjustments, primarily in our Mid-Tex, Mississippi, Louisiana and West Texas Divisions.

•	a $1.8 million increase from customer growth primarily in our Mid-Tex Division.

•	a $12.5 million decrease in operating expense in response to COVID-19:

•	$6.6 million associated with lower overtime/standby costs, benefit costs and other employee related costs.

•	$3.5 million associated with travel and entertainment and training.

•	$2.4 million related to the deferral of pipeline maintenance and related activities.
Partially offset by:

•	a $10.1 million decrease attributable to COVID-19:

•	$6.8 million decrease in net consumption and transportation, primarily due to an 18 percent period over period decrease in commercial volumes.

•	$3.3 million decrease in service order revenues primarily due to the cessation of collection activities during the third quarter.

•	a $9.2 million increase in depreciation expense and property taxes associated with increased capital investments.
Additionally, the quarter-over-quarter decrease in other non-operating expense and interest charges of $4.8 million is primarily due to increased capitalized interest and allowance for funds used during construction (AFUDC) primarily due to increased capital spending partially offset by an increase in interest expense due to the issuance of long-term debt during fiscal 2020.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended June 30, 2020 and 2019. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended June 30
	2020	2019	Change
	(In thousands)
Mid-Tex	$26,597	$23,757	$2,840
Kentucky/Mid-States	13,026	10,486	2,540
Louisiana	9,272	8,517	755
West Texas	6,082	5,053	1,029
Mississippi	4,340	1,694	2,646
Colorado-Kansas	2,607	2,399	208
Other	587	(3,223)	3,810
Total	$62,511	$48,683	$13,828

Nine Months Ended June 30, 2020 compared with Nine Months Ended June 30, 2019
Financial and operational highlights for our distribution segment for the nine months ended June 30, 2020 and 2019 are presented below.

	Nine Months Ended June 30
	2020	2019	Change
	(In thousands, unless otherwise noted)
Operating revenues	$2,196,817	$2,341,668	$(144,851)
Purchased gas cost	942,586	1,147,598	(205,012)
Operating expenses	757,902	746,987	10,915
Operating income	496,329	447,083	49,246
Other non-operating income	1,930	1,791	139
Interest charges	35,128	44,703	(9,575)
Income before income taxes	463,131	404,171	58,960
Non-cash income tax benefit	(13,467)	—	(13,467)
Income tax expense	100,878	85,195	15,683
Net income	$375,720	$318,976	$56,744
Consolidated distribution sales volumes — MMcf	257,390	282,623	(25,233)
Consolidated distribution transportation volumes — MMcf	115,200	121,747	(6,547)
Total consolidated distribution throughput — MMcf	372,590	404,370	(31,780)
Consolidated distribution average cost of gas per Mcf sold	$3.66	$4.06	$(0.40)
Operating income for our distribution segment increased eleven percent, which primarily reflects:

•	a $70.8 million net increase in rate adjustments, primarily in our Mid-Tex, Mississippi, Louisiana and West Texas Divisions.

•	a $10.3 million increase from customer growth primarily in our Mid-Tex Division.

•	a $12.5 million decrease in operating expense in response to COVID-19:

•	$6.6 million associated with lower overtime/standby costs, benefit costs and other employee related costs.

•	$3.5 million associated with travel and entertainment and training.

•	$2.4 million related to the deferral of pipeline maintenance and related activities.
Partially offset by:

•	a $10.1 million decrease attributable to COVID-19:

•	$6.8 million decrease in net consumption and transportation, primarily due to a 10 percent period over period decrease in commercial volumes.

•	$3.3 million decrease in service order revenues primarily during the third quarter due to the cessation of collection activities during the third quarter.

•	a $3.9 million increase in software maintenance expenses.

•	a $24.8 million increase in depreciation expense and property taxes associated with increased capital investments.
The year-over-year decrease in other non-operating expense and interest charges of $9.7 million primarily reflects increased capitalized interest and AFUDC primarily due to increased capital spending, partially offset by an increase in interest expense due to the issuance of long-term debt during fiscal 2020.
The year-over-year increase in income tax expense is primarily a result of increases in income before income taxes.
The following table shows our operating income by distribution division, in order of total rate base, for the nine months ended June 30, 2020 and 2019. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Nine Months Ended June 30
	2020	2019	Change
	(In thousands)
Mid-Tex	$214,599	$189,294	$25,305
Kentucky/Mid-States	70,693	69,960	733
Louisiana	64,867	63,571	1,296
West Texas	47,692	41,797	5,895
Mississippi	58,997	48,392	10,605
Colorado-Kansas	35,139	35,892	(753)
Other	4,342	(1,823)	6,165
Total	$496,329	$447,083	$49,246
Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first nine months of fiscal 2020, we implemented fifteen regulatory proceedings, resulting in an $81.4 million increase in annual operating income as summarized below.

Rate Action	Annual Increase (Decrease) in Operating Income
(In thousands)
Annual formula rate mechanisms	$82,079
Rate case filings	(1,057)
Other rate activity	353
$81,375

The following ratemaking efforts seeking $143.7 million in increased annual operating income were in progress as of June 30, 2020:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Kentucky/Mid-States	Infrastructure Mechanism	Virginia	$410
Louisiana	Formula Rate Mechanism	Louisiana (1)	14,781
Mid-Tex	Formula Rate Mechanism	City of Dallas	17,137
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities	94,060
Mississippi	Infrastructure Mechanism	Mississippi (2)	10,242
West Texas	Formula Rate Mechanism	West Texas Cities	7,057
			$143,687

(1)	Rates under this mechanism were implemented beginning July 1, 2020, subject to refund.

(2)	On July 1, 2020, this filing was updated to request an operating income increase of $10.5 million.

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

Annual Formula Rate Mechanisms
State	Infrastructure Programs	Formula Rate Mechanisms

Colorado	System Safety and Integrity Rider (SSIR)	—
Kansas	Gas System Reliability Surcharge (GSRS)	—
Kentucky	Pipeline Replacement Program (PRP)	—
Louisiana	(1)	Rate Stabilization Clause (RSC)
Mississippi	System Integrity Rider (SIR)	Stable Rate Filing (SRF)
Tennessee	(1)	Annual Rate Mechanism (ARM)
Texas	Gas Reliability Infrastructure Program (GRIP), (1)	Dallas Annual Rate Review (DARR), Rate Review Mechanism (RRM)
Virginia	Steps to Advance Virginia Energy (SAVE)	—

(1)
Infrastructure mechanisms in Texas, Louisiana and Tennessee allow for the deferral of all expenses associated with capital expenditures incurred pursuant to these rules, which primarily consists of interest, depreciation and other taxes (Texas only), until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.

The following annual formula rate mechanisms were approved during the nine months ended June 30, 2020:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	Effective Date
		(In thousands)
2020 Filings:
West Texas	Environs (1)	12/31/2019	$1,031	06/16/2020
Kentucky/Mid-States	Tennessee ARM	05/31/2019	714	06/15/2020
Mid-Tex	ATM Cities (1)	12/31/2019	11,148	06/12/2020
Mid-Tex	Environs (1)	12/31/2019	4,440	05/20/2020
West Texas	Amarillo, Lubbock, Dalhart and Channing (1)	12/31/2019	5,937	04/28/2020
Colorado-Kansas	Colorado SSIR	12/31/2020	2,082	01/01/2020
Mississippi	Mississippi - SIR	10/31/2020	7,586	11/01/2019
Mississippi	Mississippi - SRF	10/31/2020	6,886	11/01/2019
Kentucky/Mid-States	Virginia - SAVE	09/30/2020	84	10/01/2019
Kentucky/Mid-States	Kentucky PRP	09/30/2020	2,912	10/01/2019
Mid-Tex	Mid-Tex Cities RRM	12/31/2018	34,380	10/01/2019
West Texas	West Texas Cities RRM	12/31/2018	4,879	10/01/2019
Total 2020 Filings			$82,079

(1)	The rate increases for our Texas GRIP filings have been approved; however, new rates will not be implemented until September 1, 2020.
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

The following table summarizes the rate cases that were completed during the nine months ended June 30, 2020.

Division	State	Increase (Decrease) in Annual Operating Income	Effective Date
		(In thousands)
2020 Rate Case Filings:
West Texas (Triangle)	Texas	$(808)	04/21/2020
Colorado-Kansas	Kansas	(249)	04/01/2020
Total 2020 Rate Case Filings		$(1,057)
Other Ratemaking Activity
The following table summarizes other ratemaking activity during the nine months ended June 30, 2020.

Division	Jurisdiction	Rate Activity	Increase in Annual Operating Income	Effective Date
			(In thousands)
2020 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$353	02/01/2020
Total 2020 Other Rate Activity			$353

(1)	The Ad Valorem filing relates to property taxes that are either over or undercollected compared to the amount included in our Kansas service area's base rates.

Pipeline and Storage Segment
Our pipeline and storage segment consists of the pipeline and storage operations of our Atmos Pipeline–Texas Division (APT) and our natural gas transmission operations in Louisiana. APT is one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas producing areas of central, northern and eastern Texas, extending into or near the major producing areas of the Barnett Shale, the Texas Gulf Coast and the Permian Basin of West Texas. APT provides transportation and storage services to our Mid-Tex Division, other third-party local distribution companies, industrial and electric generation customers, as well as marketers and producers. Over 80 percent of this segment’s revenues are derived from these services. As part of its pipeline operations, APT owns and operates five underground storage facilities in Texas.
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 14, 2020, APT made a GRIP filing that covered changes in net investments from January 1, 2019 through December 31, 2019 with a requested increase in operating income of $49.3 million. On May 20, 2020, the Texas Railroad Commission approved the Company's GRIP filing.

Three Months Ended June 30, 2020 compared with Three Months Ended June 30, 2019
Financial and operational highlights for our pipeline and storage segment for the three months ended June 30, 2020 and 2019 are presented below.

	Three Months Ended June 30
	2020	2019	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$123,661	$112,302	$11,359
Third-party transportation revenue	32,749	34,462	(1,713)
Other revenue	1,598	2,434	(836)
Total operating revenues	158,008	149,198	8,810
Total purchased gas cost	(11)	(96)	85
Operating expenses	81,495	75,775	5,720
Operating income	76,524	73,519	3,005
Other non-operating income (expense)	2,068	(1,360)	3,428
Interest charges	11,611	8,995	2,616
Income before income taxes	66,981	63,164	3,817
Non-cash income tax benefit	(7,495)	—	(7,495)
Income tax expense	15,584	15,096	488
Net income	$58,892	$48,068	$10,824
Gross pipeline transportation volumes — MMcf	185,414	214,627	(29,213)
Consolidated pipeline transportation volumes — MMcf	153,652	181,292	(27,640)
Operating income for our pipeline and storage segment increased four percent. Operating revenue increased $8.8 million, primarily due to rate adjustments from the GRIP filing approved in May 2020, partially offset by a net decrease in transportation and other revenue primarily associated with the tightening of regional spreads driven by a reduction in associated Permian Basin gas production. The increase in rates was driven primarily by increased safety and reliability spending. This increase in operating income was partially offset by a $5.7 million increase in operating expenses, primarily due to higher depreciation expense of $2.8 million associated with increased capital investments and higher system maintenance expense of $2.6 million primarily due to spending on hydro testing and in-line inspections.

Nine Months Ended June 30, 2020 compared with Nine Months Ended June 30, 2019
Financial and operational highlights for our pipeline and storage segment for the nine months ended June 30, 2020 and 2019 are presented below.

	Nine Months Ended June 30
	2020	2019	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$350,394	$316,841	$33,553
Third-party transportation revenue	94,356	95,539	(1,183)
Other revenue	7,671	6,938	733
Total operating revenues	452,421	419,318	33,103
Total purchased gas cost	290	(544)	834
Operating expenses	225,206	210,602	14,604
Operating income	226,925	209,260	17,665
Other non-operating income (expense)	7,203	(3,637)	10,840
Interest charges	33,852	29,687	4,165
Income before income taxes	200,276	175,936	24,340
Non-cash income tax benefit	(7,495)	—	(7,495)
Income tax expense	47,381	41,912	5,469
Net income	$160,390	$134,024	$26,366
Gross pipeline transportation volumes — MMcf	627,656	708,315	(80,659)
Consolidated pipeline transportation volumes — MMcf	453,646	517,188	(63,542)
Operating income for our pipeline and storage segment increased eight percent. Operating revenue increased $33.1 million, primarily due to rate adjustments from the GRIP filings approved in May 2019 and May 2020, partially offset by a net decrease in transportation and other revenue primarily associated with the tightening of regional spreads driven by a reduction in associated Permian Basin gas production. The increase in rates was driven primarily by increased safety and reliability spending. This increase in operating income was partially offset by a $14.6 million increase in operating expenses, primarily due to higher depreciation expense of $8.2 million associated with increased capital investments and higher system maintenance expense of $9.4 million primarily due to well integrity costs and spending on hydro testing and in-line inspections.
Additionally, the year-over-year change in other non-operating income and interest charges of $6.7 million primarily reflects increased AFUDC primarily due to increased capital spending.
Liquidity and Capital Resources
The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. As of June 30, 2020, external debt financing is provided primarily through the issuance of long-term debt, a $1.5 billion commercial paper program and four committed revolving credit facilities with a total availability from third-party lenders of approximately $2.2 billion. The commercial paper program and credit facilities provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company's desired capital structure with an equity-to-total-capitalization ratio between 50% and 60%, inclusive of long-term and short-term debt. Additionally, we have various uncommitted trade credit lines with our gas suppliers that we utilize to purchase natural gas on a monthly basis.
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $4.0 billion in common stock and/or debt securities. At June 30, 2020, approximately $3.0 billion of securities remained available for issuance under the shelf registration statement, which expires February 11, 2023.
We also have an at-the-market (ATM) equity sales program that allows us to issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires February 11, 2023. As of June 30, 2020, approximately $621 million of equity is available for issuance under this ATM equity sales program. Additionally, as of June 30, 2020, we have $547.2 million in proceeds available through June 30, 2021 from previously executed forward sale agreements. Additional details are summarized in Note 8.

The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2020 and beyond. Additionally we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of June 30, 2020, September 30, 2019 and June 30, 2019:

	June 30, 2020		September 30, 2019		June 30, 2019
	(In thousands, except percentages)
Short-term debt	$—	—%	$464,915	4.8%	$74,942	0.8%
Long-term debt(1)	4,531,498	41.2%	3,529,452	36.2%	3,654,135	39.0%
Shareholders’ equity	6,461,471	58.8%	5,750,223	59.0%	5,641,996	60.2%
Total	$10,992,969	100.0%	$9,744,590	100.0%	$9,371,073	100.0%

(1)	Inclusive of our finance leases as of June 30, 2020.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the nine months ended June 30, 2020 and 2019 are presented below.

	Nine Months Ended June 30
	2020	2019	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$895,486	$808,928	$86,558
Investing activities	(1,400,267)	(1,195,401)	(204,866)
Financing activities	688,295	418,865	269,430
Change in cash and cash equivalents	183,514	32,392	151,122
Cash and cash equivalents at beginning of period	24,550	13,771	10,779
Cash and cash equivalents at end of period	$208,064	$46,163	$161,901
Cash flows from operating activities
For the nine months ended June 30, 2020, we generated cash flow from operating activities of $895.5 million compared with $808.9 million for the nine months ended June 30, 2019. The $86.6 million increase in operating cash flows reflects positive cash effects of successful rate case outcomes achieved in fiscal 2019 and working capital changes, primarily as a result of the timing of gas cost recoveries under our purchase gas cost mechanisms.
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
For the nine months ended June 30, 2020, cash used for investing activities was $1.4 billion compared to $1.2 billion for the nine months ended June 30, 2019. Capital spending increased by $206.5 million, or 17 percent, as a result of planned increases in our distribution segment to repair and replace vintage pipe.

Cash flows from financing activities
For the nine months ended June 30, 2020, our financing activities provided $688.3 million of cash compared with $418.9 million of cash provided by financing activities in the prior-year period.
In the nine months ended June 30, 2020, we received $1.4 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $300 million of 2.625% senior notes due 2029 and $500 million of 3.375% senior notes due 2049 and entered into a two year $200 million term loan. We received net proceeds from the offering, after the underwriting discount and offering expenses, of $791.7 million. Additionally, during the nine months ended June 30, 2020, we settled 3,631,297 shares that had been sold on a forward basis for net proceeds of $358.0 million. The net proceeds were used primarily to support capital spending, reduce short term debt and for other general corporate purposes.
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
The following table summarizes our share issuances for the nine months ended June 30, 2020 and 2019:

	Nine Months Ended June 30
	2020	2019
Shares issued:
Direct Stock Purchase Plan	72,403	78,697
1998 Long-Term Incentive Plan	249,175	299,368
Retirement Savings Plan and Trust	59,467	63,829
Equity Issuance	3,631,297	6,480,536
Total shares issued	4,012,342	6,922,430
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). On December 16, 2019, Moody's upgraded our senior unsecured long-term debt rating to A1 and changed their outlook to stable, citing our strong credit metrics as a result of continued improvement in rate design to minimize regulatory lag and our balanced fiscal policy. As of June 30, 2020, S&P maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

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

Debt Covenants
We were in compliance with all of our debt covenants as of June 30, 2020. Our debt covenants are described in greater detail in Note 7 to the unaudited condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the nine months ended June 30, 2020.

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
The following table shows the components of the change in fair value of our financial instruments for the three and nine months ended June 30, 2020 and 2019:

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In thousands)
Fair value of contracts at beginning of period	$(832)	$1,573	$(3,990)	$(55,218)
Contracts realized/settled	193	6	(6,743)	96,380
Fair value of new contracts	842	(1,226)	937	(337)
Other changes in value	(5,442)	(1,667)	4,557	(42,139)
Fair value of contracts at end of period	(5,239)	(1,314)	(5,239)	(1,314)
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$(5,239)	$(1,314)	$(5,239)	$(1,314)
The fair value of our financial instruments at June 30, 2020 is presented below by time period and fair value source:

	Fair Value of Contracts at June 30, 2020
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(4,330)	$(909)	$—	$—	$(5,239)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(4,330)	$(909)	$—	$—	$(5,239)

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and nine month periods ended June 30, 2020 and 2019.
Distribution Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
METERS IN SERVICE, end of period
Residential	3,035,840	3,001,552	3,035,840	3,001,552
Commercial	276,349	272,942	276,349	272,942
Industrial	1,657	1,668	1,657	1,668
Public authority and other	8,486	8,560	8,486	8,560
Total meters	3,322,332	3,284,722	3,322,332	3,284,722

INVENTORY STORAGE BALANCE — Bcf	47.9	49.1	47.9	49.1
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	18,653	17,469	148,557	162,090
Commercial	12,946	15,838	81,784	90,395
Industrial	6,181	7,389	20,949	24,290
Public authority and other	1,191	987	6,100	5,848
Total gas sales volumes	38,971	41,683	257,390	282,623
Transportation volumes	32,016	36,367	120,832	127,453
Total throughput	70,987	78,050	378,222	410,076
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
CUSTOMERS, end of period
Industrial	92	93	92	93
Other	239	234	239	234
Total	331	327	331	327

INVENTORY STORAGE BALANCE — Bcf	1.3	1.3	1.3	1.3
PIPELINE TRANSPORTATION VOLUMES — MMcf(1)	185,414	214,627	627,656	708,315
Note to preceding tables:

(1)	Sales and transportation volumes reflect segment operations, including intercompany sales and transportation amounts.
RECENT ACCOUNTING DEVELOPMENTS
Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. During the nine months ended June 30, 2020, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of the fiscal year ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the nine months ended June 30, 2020, except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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
10.1
Term Loan Agreement, dated as of April 9, 2020, among Atmos Energy Corporation, Credit Agricole Corporate and Investment Bank, as the Administrative Agent, Canadian Imperial Bank of Commerce, New York Branch, as Syndication Agent, Credit Agricole Corporation and Investment Bank and Canadian Imperial Bank of Commerce, New York Branch, as Joint Lead Arrangers and Joint-Bookrunners, and the lenders named therein
Exhibit 10.1 to Form 8-K dated April 9, 2020 (File No. 1-10042)
10.2
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

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: August 5, 2020