Form 10-K
period 2020-09-30
ATMOS ENERGY CORP
filed 2020-11-13
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the common voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2020, was $11,938,304,144.
As of November 6, 2020, the registrant had 125,889,456 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 3, 2021 are incorporated by reference into Part III of this report.

GLOSSARY OF KEY TERMS

Adjusted diluted net income per share	Non-GAAP measure defined as diluted net income per share before the one-time, non-cash income tax benefit
Adjusted net income	Non-GAAP measure defined as net income before the one-time, non-cash income tax benefit
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income
ARM	Annual Rate Mechanism
ATO	Trading symbol for Atmos Energy Corporation common stock on the NYSE
Bcf	Billion cubic feet
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DARR	Dallas Annual Rate Review
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
LIBOR	London Interbank Offered Rate
LTIP	1998 Long-Term Incentive Plan
Mcf	Thousand cubic feet
MDWQ	Maximum daily withdrawal quantity
Mid-Tex ATM Cities	Represents a coalition of 47 incorporated cities or approximately 10 percent of the Mid-Tex Division's customers.
Mid-Tex Cities	Represents all incorporated cities other than Dallas and Mid-Tex ATM Cities, or approximately 72 percent of the Mid-Tex Division’s customers.
MMcf	Million cubic feet
Moody’s	Moody’s Investor Service, Inc.
NGA	Natural Gas Act of 1938
NTSB	National Transportation Safety Board
NYSE	New York Stock Exchange
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SGR	Supplemental Growth Rider
SIR	System Integrity Rider
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I
The terms “we,” “our,” “us”, “Atmos Energy” and the “Company” refer to Atmos Energy Corporation and its subsidiaries, unless the context suggests otherwise.

ITEM 1.	Business.
Overview and Strategy
Atmos Energy Corporation, headquartered in Dallas, Texas, and incorporated in Texas and Virginia, is the country’s largest natural-gas-only distributor based on number of customers. We safely deliver reliable, affordable, efficient and abundant natural gas through regulated sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers in eight states located primarily in the South. We also operate one of the largest intrastate pipelines in Texas based on miles of pipe.
Atmos Energy's vision is to be the safest provider of natural gas services. We intend to achieve this vision by:

•	operating our business exceptionally well

•	investing in our people and infrastructure

•	enhancing our culture.
Since 2011, our operating strategy has focused on modernizing our distribution and transmission system to improve safety and reliability. This operating strategy also allows us to reduce methane emissions from our system. Since that time, our capital expenditures have increased approximately 14 percent annually. Additionally, during this period, we have added new or modified existing regulatory mechanisms to reduce regulatory lag.
Our core values include focusing on our employees and customers while conducting our business with honesty and integrity. We continue to strengthen our culture through ongoing communications with our employees and enhanced employee training.
Operating Segments
As of September 30, 2020, we manage and review our consolidated operations through the following reportable segments:

•	The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states.

•	The pipeline and storage segment is comprised primarily of the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana.
Distribution Segment Overview
The following table summarizes key information about our six regulated natural gas distribution divisions, presented in order of total rate base.

Division	Service Areas	Communities Served	Customer Meters
Mid-Tex	Texas, including the Dallas/Fort Worth Metroplex	550	1,751,898
Kentucky/Mid-States	Kentucky	230	182,639
	Tennessee		156,820
	Virginia		24,493
Louisiana	Louisiana	270	368,332
West Texas	Amarillo, Lubbock, Midland	80	320,085
Mississippi	Mississippi	110	267,482
Colorado-Kansas	Colorado	170	123,423
	Kansas		138,009

We operate in our service areas under terms of non-exclusive franchise agreements granted by the various cities and towns that we serve. At September 30, 2020, we held 1,023 franchises having terms generally ranging from five to 35 years. A significant number of our franchises expire each year, which require renewal prior to the end of their terms. Historically, we have successfully renewed these franchises and believe that we will continue to be able to renew our franchises as they expire.
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
Purchased gas cost adjustment mechanisms represent a common form of cost adjustment mechanism. Purchased gas cost adjustment mechanisms provide a method of recovering purchased gas costs on an ongoing basis without filing a rate case because they provide a dollar-for-dollar offset to increases or decreases in the cost of natural gas. Therefore, although substantially all of our distribution operating revenues fluctuate with the cost of gas that we purchase, distribution operating income is generally not affected by fluctuations in the cost of gas.
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
Except for local production purchases, we select our natural gas suppliers through a competitive bidding process by periodically requesting proposals from suppliers that have demonstrated that they can provide reliable service. We select these suppliers based on their ability to deliver gas supply to our designated firm pipeline receipt points at the lowest reasonable cost. Major suppliers during fiscal 2020 were Castleton Commodities Merchant Trading L.P., CenterPoint Energy Services, Inc., ConocoPhillips Company, Devon Gas Services, L.P., EnLink Gas Marketing LP, Hartree Partners, L.P., Symmetry Energy Solutions, LLC, Targa Gas Marketing LLC, Texla Energy Management, Inc. and Twin Eagle Resources Management, LLC.
The combination of base load, peaking and spot purchase agreements, coupled with the withdrawal of gas held in storage, allows us the flexibility to adjust to changes in weather, which minimizes our need to enter into long-term firm commitments. We estimate our peak-day availability of natural gas supply to be approximately 4.4 Bcf. The peak-day demand for our distribution operations in fiscal 2020 was on November 12, 2019, when sales to customers reached approximately 2.7 Bcf.
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

•
Infrastructure programs in place in all of our states that provide for an annual adjustment to rates for qualifying capital expenditures. Through our annual formula rate mechanisms and infrastructure programs, we have the ability to recover approximately 90 percent of our capital expenditures within six months and substantially all of our capital expenditures within twelve months.

•
Authorization in tariffs, statute or commission rules that allows us to defer certain elements of our cost of service such as depreciation, ad valorem taxes and pension costs, until they are included in rates.

•	WNA mechanisms in seven states that serve to minimize the effects of weather on approximately 97 percent of our distribution residential and commercial revenues.

•	The ability to recover the gas cost portion of bad debts in five states.

The following table provides a jurisdictional rate summary for our regulated operations as of September 30, 2020. This information is for regulatory purposes only and may not be representative of our actual financial position.

Division	Jurisdiction	Effective Date of Last Rate/GRIP Action	Rate Base (thousands)(1)	Authorized Rate of Return(1)	Authorized Debt/ Equity Ratio(1)	Authorized Return on Equity(1)
Atmos Pipeline — Texas	Texas	05/20/2020	$2,698,343	8.87%	47/53	11.50%
Colorado-Kansas	Colorado	05/03/2018	134,726	7.55%	44/56	9.45%
	Colorado SSIR	01/01/2020	56,507	7.55%	44/56	9.45%
	Kansas	04/01/2020	242,314	7.03%	44/56	9.10%
	Kansas GSRS	05/01/2019	26,322	(4)	(4)	(4)
Kentucky/Mid-States	Kentucky	05/08/2019	424,929	7.49%	42/58	9.65%
	Kentucky-PRP	10/01/2019	27,315	7.49%	42/58	9.65%
	Tennessee	06/01/2019	389,061	7.79%	42/58	9.80%
	Virginia	04/01/2019	47,827	7.43%	42/58	9.20%
	Virginia-SAVE	10/01/2019	684	7.43%	42/58	9.20%
Louisiana	Louisiana	07/01/2020	747,021	7.57%	42/58	9.80%
Mid-Tex	Mid-Tex Cities(6)	10/01/2019	3,052,562(5)	7.83%	42/58	9.80%
	Mid-Tex - ATM Cities	06/01/2020	3,654,981(5)	7.97%	40/60	9.80%
	Mid-Tex - Environs	05/20/2020	3,654,985(5)	7.97%	40/60	9.80%
	Dallas	09/01/2020	3,510,508(5)	7.83%	40/60	9.80%
Mississippi	Mississippi(7)	11/01/2019	448,533	7.81%	(4)	(4)
	Mississippi - SIR(7)	11/01/2019	185,844	7.81%	(4)	(4)
West Texas	West Texas Cities(8) (10)	10/01/2019	591,513(9)	7.83%	42/58	9.80%
	West Texas - ALDC	04/28/2020	671,738(9)	8.57%	48/52	10.50%
	West Texas - Environs	06/16/2020	667,994(9)	7.97%	40/60	9.80%

Division	Jurisdiction	Bad Debt Rider(2)	Formula Rate	Infrastructure Mechanism	Performance Based Rate Program(3)	WNA Period
Atmos Pipeline — Texas	Texas	No	Yes	Yes	N/A	N/A
Colorado-Kansas	Colorado	No	No	Yes	No	N/A
	Kansas	Yes	No	Yes	Yes	October-May
Kentucky/Mid-States	Kentucky	Yes	No	Yes	Yes	November-April
	Tennessee	Yes	Yes	Yes	Yes	October-April
	Virginia	Yes	No	Yes	No	January-December
Louisiana	Louisiana	No	Yes	Yes	No	December-March
Mid-Tex Cities	Texas	Yes	Yes	Yes	No	November-April
Mid-Tex — Dallas	Texas	Yes	Yes	Yes	No	November-April
Mississippi	Mississippi	No	Yes	Yes	No	November-April
West Texas	Texas	Yes	Yes	Yes	No	October-May

(1)
The rate base, authorized rate of return, authorized debt/equity ratio and authorized return on equity presented in this table are those from the most recent regulatory filing for each jurisdiction. These rate bases, rates of return, debt/equity ratios and returns on equity are not necessarily indicative of current or future rate bases, rates of return or returns on equity.

(2)	The bad debt rider allows us to recover from ratepayers the gas cost portion of bad debts.

(3)	The performance-based rate program provides incentives to distribution companies to minimize purchased gas costs by allowing the companies and their customers to share the purchased gas costs savings.

(4)	A rate base, rate of return, return on equity or debt/equity ratio was not included in the respective state commission’s final decision.

(5)	The Mid-Tex rate base represents a “system-wide,” or 100 percent, of the Mid-Tex Division’s rate base.

(6)
The Mid-Tex Cities approved the Formula Rate Mechanism filing with rates effective December 1, 2020, which included a rate base of $3,726.3 million, an authorized return of 7.53%, a debt/equity ratio of 42/58 and an authorized ROE of 9.80%.

(7)
The Mississippi Public Service Commission approved a settlement at its meeting on October 6, 2020, which included a rate base of $721.6 million and an authorized return of 7.81%. New rates were implemented November 1, 2020.

(8)	The West Texas Cities includes all West Texas Division cities except Amarillo, Channing, Dalhart and Lubbock (ALDC).

(9)	The West Texas rate base represents a "system-wide," or 100 percent, of the West Texas Division's rate base.

(10)
The West Texas Cities approved the Formula Rate Mechanism filing with rates effective December 1, 2020, which included a rate base of $660.9 million, an authorized return of 7.53%, a debt/equity ratio of 42/58 and an authorized ROE of 9.80%.

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
Recent Ratemaking Activity
The amounts described in the following sections represent the annual operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of the commission's or other governmental authority's final ruling. The following table summarizes the annualized ratemaking outcomes we implemented in each of the last three fiscal years.

	Annual Increase (Decrease) to Operating Income For the Fiscal Year Ended September 30
Rate Action	2020	2019	2018
	(In thousands)
Annual formula rate mechanisms	$160,857	$114,810	$92,472
Rate case filings	(1,057)	1,656	(12,853)
Other ratemaking activity	353	214	457
	$160,153	$116,680	$80,076

Additionally, the following ratemaking efforts seeking $131.9 million in annual operating income were initiated during fiscal 2020 but had not been completed or implemented as of September 30, 2020:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Kentucky/Mid-States	Infrastructure Mechanism	Virginia (1)	$410
Kentucky/Mid-States	Infrastructure Mechanism	Kentucky (2)	3,049
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities (3)	94,060
Mississippi	Infrastructure Mechanism	Mississippi (4)	10,526
Mississippi	Formula Rate Mechanism	Mississippi (4)	8,379
West Texas	Formula Rate Mechanism	West Texas Cities (5)	7,057
West Texas	Rate Case	Amarillo, Lubbock, Dalhart and Channing	8,406
			$131,887

(1)	On August 21, 2020, the State Corporation Commission of Virginia approved a rate increase of $0.3 million effective October 1, 2020.

(2)	On September 30, 2020, the Kentucky Public Service Commission approved a rate increase of $1.6 million effective October 1, 2020.

(3)	The Mid-Tex Cities approved a rate increase of $82.6 million with new rates to be implemented on December 1, 2020.
(4) The Mississippi Public Service Commission approved an increase in operating income of $10.6 million for the SIR filing and $5.9 million for the SRF filing. New rates were implemented November 1, 2020.

(5)	The West Texas Cities approved a rate increase of $5.6 million with new rates to be implemented on December 1, 2020.

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

The following table summarizes our annual formula rate mechanisms with effective dates during the fiscal years ended September 30, 2020, 2019 and 2018:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	Effective Date
			(In thousands)
2020 Filings:
Mid-Tex	DARR	09/2019	$14,746	09/01/2020
Louisiana	Louisiana (1)	12/2019	14,781	07/01/2020
West Texas	Environs (2)	12/2019	1,031	06/16/2020
Kentucky/Mid-States	Tennessee ARM	05/2019	714	06/15/2020
Mid-Tex	ATM Cities (2)	12/2019	11,148	06/12/2020
Mid-Tex	Environs (2)	12/2019	4,440	05/20/2020
Atmos Pipeline - Texas	Texas	12/2019	49,251	05/20/2020
West Texas	Amarillo, Lubbock, Dalhart and Channing (2)	12/2019	5,937	04/28/2020
Colorado-Kansas	Colorado SSIR	12/2020	2,082	01/01/2020
Mississippi	Mississippi - SIR	10/2020	7,586	11/01/2019
Mississippi	Mississippi - SRF	10/2020	6,886	11/01/2019
Kentucky/Mid-States	Virginia - SAVE	09/2020	84	10/01/2019
Kentucky/Mid-States	Kentucky PRP	09/2020	2,912	10/01/2019
Mid-Tex	Mid-Tex RRM Cities	12/2018	34,380	10/01/2019
West Texas	West Texas Cities RRM	12/2018	4,879	10/01/2019
Total 2020 Filings			$160,857

2019 Filings:
Mid-Tex	ATM Cities	12/2018	$6,591	09/26/2019
Louisiana	LGS	12/2018	7,124	07/01/2019

Mid-Tex	Environs	12/2018	2,435	06/04/2019
West Texas	Environs	12/2018	1,005	06/04/2019
Mid-Tex	DARR	09/2018	9,452	06/01/2019
Kentucky/Mid-States	Tennessee ARM	05/2020	2,393	06/01/2019
Atmos Pipeline - Texas	Texas	12/2018	49,225	05/07/2019
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/2018	5,692	05/01/2019
Colorado-Kansas	Kansas GSRS	12/2018	1,562	05/01/2019
Louisiana	Trans La	09/2018	4,719	04/01/2019
Colorado-Kansas	Colorado GIS	12/2019	87	04/01/2019
Colorado-Kansas	Colorado SSIR	12/2019	2,147	01/01/2019
Mississippi	Mississippi - SIR	10/2019	7,135	11/01/2018
Mississippi	Mississippi - SRF	10/2019	(118)	11/01/2018
Kentucky/Mid-States	Tennessee ARM	05/2019	(5,032)	10/15/2018
Mid-Tex	Mid-Tex RRM Cities	12/2017	17,633	10/01/2018
West Texas	West Texas Cities RRM	12/2017	2,760	10/01/2018
Total 2019 Filings			$114,810

2018 Filings:
Louisiana	LGS	12/2017	$(1,521)	07/01/2018
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/2017	4,418	06/08/2018
Mid-Tex	Environs	12/2017	1,604	06/05/2018
West Texas	Environs	12/2017	826	06/05/2018
Atmos Pipeline - Texas	Texas	12/2017	42,173	05/22/2018
Louisiana	Trans La	09/2017	(1,913)	05/01/2018
Colorado-Kansas	Kansas GSRS	09/2018	820	02/27/2018
Mississippi	Mississippi - SIR	10/2018	7,658	01/01/2018
Mississippi	Mississippi - SGR (3)	10/2018	1,245	01/01/2018
Mississippi	Mississippi - SRF (3)	10/2018	—	01/01/2018
Colorado-Kansas	Colorado SSIR	12/2018	2,228	12/20/2017
Atmos Pipeline - Texas	Texas	12/2016	28,988	12/05/2017
Kentucky/Mid-States	Kentucky - PRP	09/2018	5,638	10/27/2017
Kentucky/Mid-States	Virginia - SAVE	09/2017	308	10/01/2017
Total 2018 Filings			$92,472

(1)	Beginning in fiscal 2020, our Trans La and LGS filings were combined into one filing, per Commission order. These rates were implemented on July 1, 2020 subject to refund.

(2)	The rate increases for our Texas GRIP filings were approved based on the effective date herein; however, the new rates were implemented beginning September 1, 2020.

(3)	Beginning in fiscal 2019, our SGR rate base was combined with our SRF rate base, per Commission order.
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

The following table summarizes our recent rate cases:

Division	State	Increase (Decrease) in Annual Operating Income	Effective Date
		(In thousands)
2020 Rate Case Filings:
West Texas (Triangle)	Texas	$(808)	04/21/2020
Colorado-Kansas	Kansas	(249)	04/01/2020
Total 2020 Rate Case Filings		$(1,057)
2019 Rate Case Filings:
Mid-Tex (ATM Cities)	Texas	$2,113	06/01/2019
Kentucky/Mid-States	Kentucky	3,441	05/08/2019
Kentucky/Mid-States	Virginia	(400)	04/01/2019
Mid-Tex (Environs)	Texas	(2,674)	01/01/2019
West Texas (Environs)	Texas	(824)	01/01/2019
Total 2019 Rate Case Filings		$1,656
2018 Rate Case Filings:
Colorado-Kansas	Colorado	$(241)	05/03/2018
Kentucky/Mid-States	Kentucky	(7,504)	05/03/2018
Mid-Tex - City of Dallas	Texas	(5,108)	02/14/2018
Total 2018 Rate Case Filings		$(12,853)

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the fiscal years ended September 30, 2020, 2019 and 2018:

Division	Jurisdiction	Rate Activity	Increase in Annual Operating Income	Effective Date
			(In thousands)
2020 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$353	02/01/2020
Total 2020 Other Rate Activity			$353
2019 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem(1)	$214	02/01/2019
Total 2019 Other Rate Activity			$214
2018 Other Rate Activity:
Colorado-Kansas	Kansas	Ad-Valorem(1)	$457	02/01/2018
Total 2018 Other Rate Activity			$457

(1)	The Ad Valorem filing relates to property taxes that are either over or undercollected compared to the amount included in our Kansas service area's base rates.
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
Employees
The Corporate Responsibility, Sustainability, and Safety Committee of the Board of Directors oversees matters relating to equality, diversity, and inclusion; human workplace rights; employee health and safety; and the Company’s vision, values, and culture. It also assists management in integrating responsibility and sustainability into strategic business activities to create long-term shareholder value.
Our culture respects and appreciates inclusion and diversity. Thus, we strive to have a workforce that reflects the unique 1,400 communities that we serve. At September 30, 2020, we had 4,694 employees, substantially unchanged from last year. We monitor our workforce data on a calendar year basis. As of December 31, 2019, 61 percent of our employees worked in field roles and 39 percent worked in support/shared services roles.

To recruit and hire individuals with a variety of skills, talents, backgrounds and experiences, we value and cultivate our strong relationships with hundreds of community and diversity outreach sources. We also target jobs fairs including those focused on minority, veteran and women candidates and partner with local colleges and universities to identify and recruit qualified applicants in each of the cities and towns we serve. Over the last five calendar years, we hired over 1,800 employees.

We perform succession planning annually to ensure that we develop and sustain a strong bench of talent capable of performing at the highest levels. Not only is talent identified, but potential paths of development are discussed to ensure that employees have an opportunity to build their skills and are well-prepared for future roles. The strength of our succession planning process is evident through our long history of promoting our leaders from within the organization.
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
Shareholder Relations
Atmos Energy Corporation
P.O. Box 650205
Dallas, Texas 75265-0205
972-855-3729
Corporate Governance
In accordance with and pursuant to relevant related rules and regulations of the SEC as well as corporate governance-related listing standards of the New York Stock Exchange (NYSE), the Board of Directors of the Company has established and periodically updated our Corporate Governance Guidelines and Code of Conduct, which is applicable to all directors, officers and employees of the Company. In addition, in accordance with and pursuant to such NYSE listing standards, our Chief Executive Officer during fiscal 2020, John K. Akers, certified to the New York Stock Exchange that he was not aware of any violations by the Company of NYSE corporate governance listing standards. The Board of Directors also annually reviews and updates, if necessary, the charters for each of its Audit, Human Resources, Nominating and Corporate Governance and Corporate Responsibility, Sustainability and Safety Committees. All of the foregoing documents are posted on our website, www.atmosenergy.com, under "Corporate Governance" under the "Corporate Responsibility" tab under "Our Company". We will also provide copies of all corporate governance documents free of charge upon request to Shareholder Relations at the address listed above.

ITEM 1A.	Risk Factors.
Our financial and operating results are subject to a number of risk factors, many of which are not within our control. Investors should carefully consider the following discussion of risk factors as well as other information appearing in this report. These factors include the following, which are organized by category:
Regulatory and Legislative Risks
We are subject to federal, state and local regulations that affect our operations and financial results.
We are subject to regulatory oversight from various federal, state and local regulatory authorities in the eight states that we serve. Therefore, our returns are continuously monitored and are subject to challenge for their reasonableness by the appropriate regulatory authorities or other third-party intervenors. In the normal course of business, as a regulated entity, we often need to place assets in service and establish historical test periods before rate cases that seek to adjust our allowed returns to recover that investment can be filed. Further, the regulatory review process can be lengthy in the context of traditional ratemaking. Because of this process, we suffer the negative financial effects of having placed assets in service without the benefit of rate relief, which is commonly referred to as “regulatory lag.”

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
Operational Risks
We may incur significant costs and liabilities resulting from pipeline integrity and other similar programs and related repairs.
PHMSA requires pipeline operators to develop integrity management programs to comprehensively evaluate certain areas along their pipelines and to take additional measures to protect pipeline segments located in “high consequence areas” where a leak or rupture could potentially do the most harm. As a pipeline operator, the Company is required to:
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
Our operations involve a number of hazards and operating risks inherent in storing and transporting natural gas that could affect the public safety and reliability of our distribution system. While Atmos Energy, with the support from each of its regulatory commissions, is accelerating the replacement of aging pipeline infrastructure, operating issues such as leaks, accidents, equipment problems and incidents, including explosions and fire, could result in legal liability, repair and remediation costs, increased operating costs, significant increased capital expenditures, regulatory fines and penalties and other costs and a loss of customer confidence. We maintain liability and property insurance coverage in place for many of these hazards and risks. However, because some of our transmission pipeline and storage facilities are near or are in populated areas, any loss of human life or adverse financial results resulting from such events could be large. If these events were not fully covered by our general liability and property insurance, which policies are subject to certain limits and deductibles, our operations or financial results could be adversely affected.
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
We have weather-normalized rates for approximately 97 percent of our residential and commercial revenues in our distribution operations, which substantially mitigates the adverse effects of warmer-than-normal weather for meters in those service areas. However, there is no assurance that we will continue to receive such regulatory protection from adverse weather in our rates in the future. The loss of such weather-normalized rates could have an adverse effect on our operations and financial results. In addition, our operating results may continue to vary somewhat with the actual temperatures during the winter heating season. Additionally, sustained cold weather could challenge our ability to adequately meet customer demand in our operations.

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
Financial, Economic and Market Risks
Our growth in the future may be limited by the nature of our business, which requires extensive capital spending.
Our operations are capital-intensive. We must make significant capital expenditures on a long-term basis to modernize our distribution and transmission system and to comply with the safety rules and regulations issued by the regulatory authorities responsible for the service areas we operate. In addition, we must continually build new capacity to serve the growing needs of the communities we serve. The magnitude of these expenditures may be affected by a number of factors, including new regulations, the general state of the economy and weather.
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
While we believe we can meet our capital requirements from our operations and the sources of financing available to us, we can provide no assurance that we will continue to be able to do so in the future, especially if the market price of natural gas increases significantly. The future effects on our business, liquidity and financial results of a deterioration of current conditions in the credit and capital markets could be material and adverse to us, both in the ways described above or in other ways that we do not currently anticipate.
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
To the extent the COVID-19 pandemic has an adverse impact on the Company’s business, results of operations and financial condition, it may also have the effect of heightening many of the other risk factors disclosed herein, such as those relating to our ability to continue to access the credit and capital markets to execute our business strategy; market risks beyond our control affecting our risk management activities, including commodity price volatility, counterparty performance or creditworthiness and interest rate risk; and the impact of adverse economic conditions on our customers.

ITEM 1B.	Unresolved Staff Comments.
Not applicable.

ITEM 2.	Properties.
Distribution, transmission and related assets
At September 30, 2020, in our distribution segment, we owned an aggregate of 71,558 miles of underground distribution and transmission mains throughout our distribution systems. These mains are located on easements or rights-of-way. We maintain our mains through a program of continuous inspection and repair and believe that our system of mains is in good condition. Through our pipeline and storage segment we also owned 5,684 miles of gas transmission lines.
Storage Assets
We own underground gas storage facilities in several states to supplement the supply of natural gas in periods of peak demand. The following table summarizes certain information regarding our underground gas storage facilities at September 30, 2020:

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

Additionally, we contract for storage service in underground storage facilities on many of the interstate and intrastate pipelines serving us to supplement our proprietary storage capacity. The following table summarizes our contracted storage capacity at September 30, 2020:

Segment	Division/Company	Maximum Storage Quantity (MMBtu)	Maximum Daily Withdrawal Quantity (MDWQ)(1)
Distribution Segment
	Colorado-Kansas Division	6,343,728	147,965
	Kentucky/Mid-States Division	8,175,103	226,320
	Louisiana Division	2,594,875	177,765
	Mid-Tex Division	4,000,000	150,000
	Mississippi Division	5,099,536	164,764
	West Texas Division	5,500,000	176,000
Total		31,713,242	1,042,814
Pipeline and Storage Segment
	Trans Louisiana Gas Pipeline, Inc.	1,000,000	47,500

Total Contracted Storage Capacity		32,713,242	1,090,314

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
Our stock trades on the New York Stock Exchange under the trading symbol “ATO.” The dividends paid per share of our common stock for fiscal 2020 and 2019 are listed below.

	Fiscal 2020	Fiscal 2019
Quarter ended:
December 31	$0.575	$0.525
March 31	0.575	0.525
June 30	0.575	0.525
September 30	0.575	0.525
	$2.30	$2.10
Dividends are payable at the discretion of our Board of Directors out of legally available funds. The Board of Directors typically declares dividends in the same fiscal quarter in which they are paid. As of October 31, 2020, there were 11,199 holders of record of our common stock. Future payments of dividends, and the amounts of these dividends, will depend on our financial condition, results of operations, capital requirements and other factors. We sold no securities during fiscal 2020 that were not registered under the Securities Act of 1933, as amended.
Performance Graph

The performance graph and table below compares the yearly percentage change in our total return to shareholders for the last five fiscal years with the total return of the S&P 500 Stock Index (S&P 500), the total return of the S&P 500 Utilities Industry Index and the cumulative total return of the customized peer company group described in Part II, Item 5 of our Annual Report on Form 10-K for fiscal 2019, referred to herein as the Old Comparison Company Index. The Old Comparison Company Index is comprised of natural gas distribution companies with similar revenues, market capitalizations and asset bases to that of the Company. The graph and table below assume that $100.00 was invested on September 30, 2015 in our common stock, the S&P 500, the S&P 500 Utilities Industry Index and in the common stock of the companies in the Old Comparison Company Index, as well as a reinvestment of dividends paid on such investments throughout the period.

Comparison of Five-Year Cumulative Total Return
among Atmos Energy Corporation, S&P 500 Index,
S&P 500 Utilities Industry Index and Old Comparison Company Index

	Cumulative Total Return
	9/30/2015	9/30/2016	9/30/2017	9/30/2018	9/30/2019	9/30/2020
Atmos Energy Corporation	100.00	131.10	151.00	172.94	214.09	183.63
S&P 500 Stock Index	100.00	115.43	136.91	161.43	168.30	193.80
S&P 500 Utilities Stock Index	100.00	117.37	131.49	135.34	172.02	163.47
Old Comparison Company Index(1)	100.00	123.44	143.69	152.10	198.43	188.11

(1)
The Old Comparison Company Index reflects the cumulative total return of the group of utility companies described in Part II, Item 5 of our Annual Report on Form 10-K for fiscal 2019, except that Vectren Corporation has since been acquired, and as a result, its cumulative total return is not included in the graph.

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
1998 Long-Term Incentive Plan	952,586	(1)	$—	1,288,782
Total equity compensation plans approved by security holders	952,586		—	1,288,782
Equity compensation plans not approved by security holders	—		—	—
Total	952,586		$—	1,288,782

(1)
Comprised of a total of 355,481 time-lapse restricted stock units, 361,039 director share units and 236,066 performance-based restricted stock units at the target level of performance granted under our 1998 Long-Term Incentive Plan.

ITEM 6.	Selected Financial Data.
The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements included herein.

	Fiscal Year Ended September 30
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Results of Operations
Operating revenues	$2,821,137	$2,901,848	$3,115,546	$2,759,735	$2,454,648
Operating income(1)	$824,099	$746,058	$727,934	$735,628	$665,368
Income from continuing operations	$601,443	$511,406	$603,064	$382,711	$345,542
Net income	$601,443	$511,406	$603,064	$396,421	$350,104
Diluted income per share from continuing operations	$4.89	$4.35	$5.43	$3.60	$3.33
Diluted net income per share	$4.89	$4.35	$5.43	$3.73	$3.38
Cash dividends declared per share	$2.30	$2.10	$1.94	$1.80	$1.68
Financial Condition
Net property, plant and equipment(2)	$13,355,347	$11,787,669	$10,371,147	$9,259,182	$8,268,606
Total assets	$15,359,032	$13,367,619	$11,874,437	$10,749,596	$10,010,889
Capitalization:
Shareholders’ equity	$6,791,203	$5,750,223	$4,769,951	$3,898,666	$3,463,059
Long-term debt (excluding current maturities)	4,531,779	3,529,452	2,493,665	3,067,045	2,188,779
Total capitalization	$11,322,982	$9,279,675	$7,263,616	$6,965,711	$5,651,838

(1)
In accordance with our adoption of new accounting standards, changes in comprehensive income statement presentation were implemented on a retrospective basis and impacted previously issued financial statements for the fiscal years ended 2016 through 2018.

(2)	Amounts shown are net of assets held for sale related to the divestiture of our natural gas marketing business for fiscal year 2016.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995
The statements contained in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: federal, state and local regulatory and political trends and decisions, including the impact of rate proceedings before various state regulatory commissions; increased federal regulatory oversight and potential penalties; possible increased federal, state and local regulation of the safety of our operations; the impact of greenhouse gas emissions or other legislation or regulations intended to address climate change; possible significant costs and liabilities resulting from pipeline integrity and other similar programs and related repairs; the inherent hazards and risks involved in distributing, transporting and storing natural gas; the availability and accessibility of contracted gas supplies, interstate pipeline and/or storage services; increased competition from energy suppliers and alternative forms of energy; adverse weather conditions; the impact of climate change; the inability to continue to hire, train and retain operational, technical and managerial personnel; increased dependence on technology that may hinder the Company's business if such technologies fail; the threat of cyber-attacks or acts of cyber-terrorism that could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information; natural disasters, terrorist activities or other events and other risks and uncertainties discussed herein, all of which are difficult to predict and many of which are beyond our control; the capital-intensive nature of our business; our ability to continue to access the credit and capital markets to execute our business strategy; market risks beyond our control affecting our risk management activities, including commodity price volatility, counterparty performance or creditworthiness and interest rate risk; the concentration of our operations in Texas; the impact of adverse economic conditions on our customers; changes in the availability and price of natural gas; increased costs of providing health care benefits, along with pension and postretirement health care benefits and increased funding requirements; the outbreak of COVID-19 and its impact on business and economic conditions. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.
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
General economic and market conditions Projected timing and amount of future discounted cash flows Judgment in the evaluation of relevant data

Non-GAAP Financial Measures
As described further in Note 13 to the consolidated financial statements, due to the passage of Kansas House Bill 2585, we remeasured our deferred tax liability and updated our state deferred tax rate. As a result, we recorded a non-cash income tax benefit of $21.0 million for the fiscal year ended September 30, 2020. Additionally, the enactment of the Tax Cuts and Jobs Act of 2017 (the TCJA) required us to remeasure our deferred tax assets and liabilities at our new federal statutory income tax rate as of December 22, 2017. The remeasurement of our net deferred tax liabilities resulted in the recognition of a non-cash income tax benefit of $158.8 million for the fiscal year ended September 30, 2018. Due to the non-recurring nature of these benefits, we believe that net income and diluted net income per share before the non-cash income tax benefits provide a more relevant measure to analyze our financial performance than net income and diluted net income per share in order to allow investors to better analyze our core results and allow the information to be presented on a comparative basis. Accordingly, the following discussion and analysis of our financial performance will reference adjusted net income and adjusted diluted earnings per share, non-GAAP measures, which are calculated as follows:

	For the Fiscal Year Ended September 30
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In thousands, except per share data)
Net income	$601,443	$511,406	$603,064	$90,037	$(91,658)
Non-cash income tax benefits	(20,962)	—	(158,782)	(20,962)	158,782
Adjusted net income	$580,481	$511,406	$444,282	$69,075	$67,124

Diluted net income per share	$4.89	$4.35	$5.43	$0.54	$(1.08)
Diluted EPS from non-cash income tax benefits	(0.17)	—	(1.43)	(0.17)	1.43
Adjusted diluted net income per share	$4.72	$4.35	$4.00	$0.37	$0.35
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
We continue to execute our strategy well while managing the ongoing impacts of the Coronavirus Disease 2019 (COVID-19) pandemic. Approximately 95 percent of our employees continue to work remotely as we provide essential services to ensure the safety and functionality of our critical infrastructure while taking precautions to provide a safe work environment for employees and customers.
During fiscal 2020, we recorded net income of $601.4 million, or $4.89 per diluted share, compared to net income of $511.4 million, or $4.35 per diluted share in the prior year. After adjusting for a nonrecurring income tax benefit recognized during fiscal 2020, we recorded adjusted net income of $580.5 million, or $4.72 per diluted share for the year ended September 30, 2020.
The following table details our consolidated net income by segment during the last three fiscal years:

	For the Fiscal Year Ended September 30
	2020	2019	2018
	(In thousands)
Distribution segment	$395,664	$328,814	$442,966
Pipeline and storage segment	205,779	182,592	160,098
Net income	$601,443	$511,406	$603,064
The year-over-year increase in adjusted net income of $69.1 million, or 14 percent, largely reflects positive rate outcomes driven by safety and reliability spending and customer growth in our distribution business. We did not experience a material change in year-over-year residential revenue in our distribution segment due to COVID-19; however, we did experience a 10 percent year-over-year decline in nonresidential revenue, including service and other revenues, primarily during the third and fourth fiscal quarter. The decline is partially offset by a reduction in certain operating and maintenance expenses.
During the year ended September 30, 2020, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $160.2 million and had ratemaking efforts in progress at September 30, 2020, seeking a total increase in annual operating income of $131.9 million. As of the date of this report, we have received approval to implement $106.6 million of this amount in the first quarter of fiscal 2021.
Capital expenditures for fiscal 2020 increased 14 percent period-over-period, to $1.9 billion. Over 85 percent was invested to improve the safety and reliability of our distribution and transmission systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce regulatory lag to six months or less.
During fiscal 2020, we completed over $1.6 billion of long-term debt and equity financing. As of September 30, 2020, our equity capitalization was 60 percent and we had approximately $2.6 billion in total liquidity, including cash and cash equivalents and funds available through equity forward sales agreements.
As a result of the continued contribution and stability of our earnings, cash flows and capital structure, our Board of Directors increased the quarterly dividend by 8.7% percent for fiscal 2021.
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
The cost of gas typically does not have a direct impact on our operating income because these costs are recovered through our purchased gas cost adjustment mechanisms. However, higher gas costs may adversely impact our accounts receivable collections, resulting in higher bad debt expense. This risk is currently mitigated by rate design that allows us to collect from our customers the gas cost portion of our bad debt expense on approximately 78 percent of our residential and commercial revenues. Additionally, higher gas costs may require us to increase borrowings under our credit facilities, resulting in higher interest expense. Finally, higher gas costs, as well as competitive factors in the industry and general economic conditions may cause customers to conserve or, in the case of industrial consumers, to use alternative energy sources.
During fiscal 2020, we completed 17 regulatory proceedings in our distribution segment, resulting in a $110.9 million increase in annual operating income.

Review of Financial and Operating Results
Financial and operational highlights for our distribution segment for the fiscal years ended September 30, 2020, 2019 and 2018 are presented below.

	For the Fiscal Year Ended September 30
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In thousands, unless otherwise noted)
Operating revenues	$2,626,993	$2,745,461	$3,003,047	$(118,468)	$(257,586)
Purchased gas cost	1,071,227	1,268,591	1,559,836	(197,364)	(291,245)
Operating expenses(1)	1,027,523	1,006,098	957,544	21,425	48,554
Operating income	528,243	470,772	485,667	57,471	(14,895)
Other non-operating income (expense)(1)	(1,265)	6,241	(6,649)	(7,506)	12,890
Interest charges	39,634	60,031	65,850	(20,397)	(5,819)
Income before income taxes	487,344	416,982	413,168	70,362	3,814
Income tax expense	105,147	88,168	107,880	16,979	(19,712)
Non-cash income tax benefits(2)	(13,467)	—	(137,678)	(13,467)	137,678
Net income	$395,664	$328,814	$442,966	$66,850	$(114,152)
Consolidated distribution sales volumes — MMcf	291,650	315,476	300,817	(23,826)	14,659
Consolidated distribution transportation volumes — MMcf	147,387	155,078	150,566	(7,691)	4,512
Total consolidated distribution throughput — MMcf	439,037	470,554	451,383	(31,517)	19,171
Consolidated distribution average cost of gas per Mcf sold	$3.67	$4.02	$5.19	$(0.35)	$(1.17)

(1)
In accordance with our adoption of new accounting standards, changes in comprehensive income statement presentation were implemented on a retrospective basis and impacted previously issued financial statements for fiscal 2018.

(2)	See Note 13 to the consolidated financial statements for further information.

Fiscal year ended September 30, 2020 compared with fiscal year ended September 30, 2019
Operating income for our distribution segment increased 12 percent, which primarily reflects:

•	an $86.8 million net increase in rate adjustments, primarily in our Mid-Tex, Mississippi, Louisiana and West Texas Divisions.

•	a $13.7 million increase from customer growth primarily in our Mid-Tex Division.

•	a $11.7 million decrease in operating expense in response to COVID-19:

◦	$8.1 million associated with travel and entertainment and training.

◦	$3.6 million associated with lower overtime/standby costs and benefit costs.
Partially offset by:

•	a $18.4 million decrease attributable to COVID-19:

◦	$5.9 million decrease in net consumption and transportation during the third and fourth fiscal quarter, primarily due to a 13 percent decrease in commercial volumes.

◦	$6.3 million decrease in service order revenues primarily during the third and fourth quarter due to the cessation of collection activities during the third and fourth quarters.

◦	$6.2 million increase in bad debt expense primarily due to the cessation of collection activities during the third and fourth quarters.

•	a $30.6 million increase in depreciation expense and property taxes associated with increased capital investments.

•	a $4.5 million increase in information technology spending to support the modernization of our systems.
The year-over-year change in other non-operating expense and interest charges of $12.9 million primarily reflects increased capitalized interest and AFUDC primarily due to increased capitalized spending, partially offset by an increase in interest expense due to the issuance of long-term debt during fiscal 2020, an increase in community support spending and an increase in pension and other postretirement non-service costs.
The fiscal year ended September 30, 2019 compared with fiscal year ended September 30, 2018 for our distribution segment is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

The following table shows our operating income by distribution division, in order of total rate base, for the fiscal years ended September 30, 2020, 2019 and 2018. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	For the Fiscal Year Ended September 30
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In thousands)
Mid-Tex	$236,066	$202,050	$202,444	$34,016	$(394)
Kentucky/Mid-States	76,745	73,965	81,105	2,780	(7,140)
Louisiana	71,892	70,440	70,609	1,452	(169)
West Texas	52,493	44,902	45,494	7,591	(592)
Mississippi	55,938	46,229	47,237	9,709	(1,008)
Colorado-Kansas	34,039	34,362	32,333	(323)	2,029
Other	1,070	(1,176)	6,445	2,246	(7,621)
Total	$528,243	$470,772	$485,667	$57,471	$(14,895)
Pipeline and Storage Segment
Our pipeline and storage segment consists of the pipeline and storage operations of our APT Division and our natural gas transmission operations in Louisiana. Over 80 percent of this segment's revenues are derived from transportation and storage services provided by APT to our Mid-Tex Division, other third party local distribution companies, industrial and electric generation customers, as well as marketers and producers.
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 14, 2020, APT made a GRIP filing that covered changes in net investment from January 1, 2019 through December 31, 2019 with a requested increase in operating income of $49.3 million. On May 20, 2020, the RRC approved the Company's GRIP filing.
On December 21, 2016, the Louisiana Public Service Commission approved an annual increase of five percent to the demand fee charged by our natural gas transmission pipeline for each of the next 10 years, effective October 1, 2017.

Review of Financial and Operating Results
Financial and operational highlights for our pipeline and storage segment for the fiscal years ended September 30, 2020, 2019 and 2018 are presented below.

	For the Fiscal Year Ended September 30
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$474,077	$428,586	$384,500	$45,491	$44,086
Third-party transportation revenue	127,444	129,930	115,207	(2,486)	14,723
Other revenue	7,818	8,508	8,006	(690)	502
Total operating revenues	609,339	567,024	507,713	42,315	59,311
Total purchased gas cost	1,548	(360)	1,978	1,908	(2,338)
Operating expenses	311,935	292,098	263,468	19,837	28,630
Operating income	295,856	275,286	242,267	20,570	33,019
Other non-operating income (expense)	8,436	1,163	(3,495)	7,273	4,658
Interest charges	44,840	43,122	40,796	1,718	2,326
Income before income taxes	259,452	233,327	197,976	26,125	35,351
Income tax expense	61,168	50,735	58,982	10,433	(8,247)
Non-cash income tax benefits(1)	(7,495)	—	(21,104)	(7,495)	21,104
Net income	$205,779	$182,592	$160,098	$23,187	$22,494
Gross pipeline transportation volumes — MMcf	822,499	939,376	871,904	(116,877)	67,472
Consolidated pipeline transportation volumes — MMcf	621,371	721,998	663,900	(100,627)	58,098

(1)	See Note 13 to the consolidated financial statements for further information.
Fiscal year ended September 30, 2020 compared with fiscal year ended September 30, 2019
Operating income for our pipeline and storage segment increased seven percent, which primarily reflects:

•	a $53.2 million net increase due to rate adjustments from the GRIP filing approved in May 2019 and 2020. The increase in rates was driven by increased safety and reliability spending.
Partially offset by:

•	a $13.6 million net decrease primarily associated with the tightening of regional spreads driven by a reduction in associated Permian Basin gas production.

•	a $12.5 million increase in depreciation expense associated with increased capital investments.

•	a $9.4 million increase in system maintenance expense primarily due to spending on hydro testing and in-line inspections.
The year-over-year change in other non-operating income and interest charges of $5.6 million reflects increased AFUDC primarily due to increased capital spending, partially offset by an increase in interest expense due to the issuance of long-term debt during fiscal 2020.
The fiscal year ended September 30, 2019 compared with fiscal year ended September 30, 2018 for our pipeline and storage segment is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES
The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. As of September 30, 2020, external debt financing is provided primarily through the issuance of long-term debt, a $1.5 billion commercial paper program and four committed revolving credit facilities with a total availability from third-party lenders of approximately $2.2 billion. The commercial paper program and credit facilities provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company's desired capital structure with an equity-to-total-capitalization ratio between 50% and 60%, inclusive of long-term and short-term debt. Additionally, we have various uncommitted trade credit lines with our gas suppliers that we utilize to purchase natural gas on a monthly basis.

We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $4.0 billion in common stock and/or debt securities. As of the date of this report, approximately $2.4 billion of securities remained available for issuance under the shelf registration statement, which expires February 11, 2023.
We also have an at-the-market (ATM) equity sales program that allows us to issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion, which expires February 11, 2023. At September 30, 2020, approximately $552 million of equity is available for issuance under this ATM equity sales program. Additionally, as of September 30, 2020, we have $345.2 million in proceeds from previously executed forward sale agreements that must be settled during fiscal 2021.
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditures program.
The following table presents our capitalization as of September 30, 2020 and 2019:

	September 30
	2020		2019
	(In thousands, except percentages)
Short-term debt	$—	—%	$464,915	4.8%
Long-term debt(1)	4,531,944	40.0%	3,529,452	36.2%
Shareholders’ equity	6,791,203	60.0%	5,750,223	59.0%
Total capitalization, including short-term debt	$11,323,147	100.0%	$9,744,590	100.0%

(1)	Inclusive of our finance leases as of September 30, 2020.
Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the years ended September 30, 2020, 2019 and 2018 are presented below.

	For the Fiscal Year Ended September 30
	2020	2019	2018	2020 vs. 2019	2018 vs. 2017
	(In thousands)
Total cash provided by (used in)
Operating activities	$1,037,999	$968,769	$1,124,662	$69,230	$(155,893)
Investing activities	(1,925,518)	(1,683,660)	(1,463,566)	(241,858)	(220,094)
Financing activities	883,777	725,670	326,266	158,107	399,404
Change in cash and cash equivalents	(3,742)	10,779	(12,638)	(14,521)	23,417
Cash and cash equivalents at beginning of period	24,550	13,771	26,409	10,779	(12,638)
Cash and cash equivalents at end of period	$20,808	$24,550	$13,771	$(3,742)	$10,779
Cash flows for the fiscal year ended September 30, 2019 compared with fiscal year ended September 30, 2018 is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
Cash flows from operating activities
For the fiscal year ended September 30, 2020, we generated cash flow from operating activities of $1,038.0 million compared with $968.8 million in the prior year. The year-over-year increase in operating cash flows reflects positive cash effects of rate case outcomes achieved in fiscal 2019 and working capital changes, primarily as a result of the timing of gas cost recoveries under our purchase gas cost mechanisms.
Cash flows from investing activities
Our capital expenditures are primarily used to improve the safety and reliability of our distribution and transmission system through pipeline replacement and system modernization and to enhance and expand our system to meet customer needs. Over the last three fiscal years, approximately 87 percent of our capital spending has been committed to improving the safety and reliability of our system.

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
For the fiscal year ended September 30, 2020, we had $1.9 billion in capital expenditures compared with $1.7 billion for the fiscal year ended September 30, 2019. Capital spending increased by $242.2 million, or 14 percent, as a result of planned increases to modernize our system.
Cash flows from financing activities
Our financing activities provided $883.8 million and $725.7 million in cash for fiscal years 2020 and 2019.
During the fiscal year ended September 30, 2020, we received $1.6 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $300 million of 2.625% senior notes due 2029 and $500 million of 3.375% senior notes due 2049 and entered into a two year $200 million term loan. We received net proceeds from these offerings, after the underwriting discount and offering expenses, of $791.7 million. Additionally, during the fiscal year ended September 30, 2020, we settled 6,101,916 shares that had been sold on a forward basis for net proceeds of approximately $624 million. The net proceeds were used primarily to support capital spending, reduce short-term debt and other general corporate purposes.
Additionally, cash dividends increased due to a 9.5 percent increase in our dividend rate and an increase in shares outstanding.
During the fiscal year ended September 30, 2019, we received $1.7 billion in net proceeds from the issuance of long-term debt and equity. A portion of the net proceeds was used to repay at maturity our $450 million 8.50% unsecured senior notes and the related settlement of our interest rate swaps for $90.1 million, to repay at maturity our $125 million floating rate term loan, to reduce short-term debt, to support our capital spending and for other general corporate purposes. Cash dividends increased due to an 8.2 percent increase in our dividend rate and an increase in shares outstanding.
The following table shows the number of shares issued for the fiscal years ended September 30, 2020, 2019 and 2018:

	For the Fiscal Year Ended September 30
	2020	2019	2018
Shares issued:
Direct Stock Purchase Plan	107,989	110,063	131,213
Retirement Savings Plan and Trust	78,941	81,456	94,081
1998 Long-Term Incentive Plan (LTIP)	254,706	299,612	385,351
Equity Issuance(1)	6,101,916	7,574,111	4,558,404
Total shares issued	6,543,552	8,065,242	5,169,049

(1)	Share amounts do not include shares issued under forward sale agreements until the shares have been settled.
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

As of September 30, 2020, our outlook and current debt ratings, which are all considered investment grade are as follows:

	S&P	Moody’s
Senior unsecured long-term debt	A	A1
Short-term debt	A-1	P-1
Outlook	Stable	Stable
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
Debt Covenants
We were in compliance with all of our debt covenants as of September 30, 2020. Our debt covenants are described in Note 7 to the consolidated financial statements.
Contractual Obligations and Commercial Commitments
The following table provides information about contractual obligations and commercial commitments at September 30, 2020.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(In thousands)
Contractual Obligations
Long-term debt(1)	$4,560,000	$—	$200,000	$10,000	$4,350,000
Interest charges(2)	3,925,475	194,092	381,386	378,984	2,971,013
Finance leases(3)	16,477	741	1,513	1,557	12,666
Operating leases(4)	278,181	40,049	70,176	41,573	126,383
Financial instrument obligations(5)	2,015	2,015	—	—	—
Pension and postretirement benefit plan contributions(6)	423,505	60,553	133,694	85,792	143,466
Uncertain tax positions (7)	30,921	—	30,921	—	—
Total contractual obligations	$9,236,574	$297,450	$817,690	$517,906	$7,603,528

(1)	Long-term debt excludes our finance lease obligations, which are separately reported within this table. See Note 7 to the consolidated financial statements for further details.

(2)	Interest charges were calculated using the effective rate for each debt issuance.

(3)	Finance lease payments shown above include interest totaling $7.8 million. See Note 6 to the consolidated financial statements.

(4)	Operating lease payments shown above include interest totaling $41.4 million. See Note 6 to the consolidated financial statements.

(5)
Represents liabilities for natural gas commodity financial instruments that were valued as of September 30, 2020. The ultimate settlement amounts of these remaining liabilities are unknown because they are subject to continuing market risk until the financial instruments are settled.

(6)	Represents expected contributions to our defined benefit and postretirement benefit plans, which are discussed in Note 9 to the consolidated financial statements.

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

At September 30, 2020, we were committed to purchase 59.3 Bcf within one year, 57.0 Bcf within two to three years and 0.1 Bcf beyond three years under indexed contracts.
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
The following table shows the components of the change in fair value of our financial instruments for the fiscal year ended September 30, 2020 (in thousands):

Fair value of contracts at September 30, 2019	$(3,990)
Contracts realized/settled	(2,731)
Fair value of new contracts	2,570
Other changes in value	82,814
Fair value of contracts at September 30, 2020	78,663
Netting of cash collateral	—
Cash collateral and fair value of contracts at September 30, 2020	$78,663
The fair value of our financial instruments at September 30, 2020, is presented below by time period and fair value source:

	Fair Value of Contracts at September 30, 2020
	Maturity in years
Source of Fair Value	Less than 1	1-3	4-5	Greater than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$3,672	$49,371	$25,620	$—	$78,663
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$3,672	$49,371	$25,620	$—	$78,663
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

Interest Rate Risk
Our earnings are exposed to changes in short-term interest rates associated with our short-term commercial paper program and other short-term borrowings. We use a sensitivity analysis to estimate our short-term interest rate risk. For purposes of this analysis, we estimate our short-term interest rate risk as the difference between our actual interest expense for the period and estimated interest expense for the period assuming a hypothetical average one percent increase in the interest rates associated with our short-term borrowings. Had interest rates associated with our short-term borrowings increased by an average of one percent, our interest expense would not have materially increased during 2020.

ITEM 8.	Financial Statements and Supplementary Data.
All other financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and accompanying notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Atmos Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation (the “Company“) as of September 30, 2020 and 2019, the related consolidated statements of comprehensive income, shareholders‘ equity, and cash flows, for each of the three years in the period ended September 30, 2020, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 13, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of Capital Costs
Description of the Matter
As more fully described in Note 2 to the financial statements, the Company capitalizes the direct and indirect costs of construction. Once a project is completed, it is placed into service and included in the Company’s rate base. Costs of maintenance and repairs that are not included in the Company’s rate base are charged to expense. For the year ended September 30, 2020, the Company capitalized approximately $1.9 billion of construction-related costs for regulated property, plant and equipment.
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

Dallas, Texas
November 13, 2020

ATMOS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30
	2020	2019
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$15,539,166	$13,758,899
Construction in progress	418,055	421,694
	15,957,221	14,180,593
Less accumulated depreciation and amortization	2,601,874	2,392,924
Net property, plant and equipment	13,355,347	11,787,669
Current assets
Cash and cash equivalents	20,808	24,550
Accounts receivable, less allowance for doubtful accounts of $29,949 in 2020 and $15,899 in 2019	230,595	230,571
Gas stored underground	111,950	130,138
Other current assets	107,905	72,772
Total current assets	471,258	458,031
Goodwill	731,257	730,706
Deferred charges and other assets	801,170	391,213
	$15,359,032	$13,367,619
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: 2020 — 125,882,477 shares; 2019 — 119,338,925 shares	$629	$597
Additional paid-in capital	4,377,149	3,712,194
Accumulated other comprehensive loss	(57,589)	(114,583)
Retained earnings	2,471,014	2,152,015
Shareholders’ equity	6,791,203	5,750,223
Long-term debt	4,531,779	3,529,452
Total capitalization	11,322,982	9,279,675
Commitments and contingencies (See Note 12)
Current liabilities
Accounts payable and accrued liabilities	235,775	265,024
Other current liabilities	546,461	479,501
Short-term debt	—	464,915
Current maturities of long-term debt	165	—
Total current liabilities	782,401	1,209,440
Deferred income taxes	1,456,569	1,300,015
Regulatory excess deferred taxes (See Note 13)	697,764	705,101
Regulatory cost of removal obligation	457,188	473,172
Deferred credits and other liabilities	642,128	400,216
	$15,359,032	$13,367,619
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2020	2019	2018
	(In thousands, except per share data)
Operating revenues
Distribution segment	$2,626,993	$2,745,461	$3,003,047
Pipeline and storage segment	609,339	567,024	507,713
Intersegment eliminations	(415,195)	(410,637)	(395,214)
Total operating revenues	2,821,137	2,901,848	3,115,546
Purchased gas cost
Distribution segment	1,071,227	1,268,591	1,559,836
Pipeline and storage segment	1,548	(360)	1,978
Intersegment eliminations	(413,921)	(409,394)	(393,966)
Total purchased gas cost	658,854	858,837	1,167,848
Operation and maintenance expense	629,601	630,308	594,795
Depreciation and amortization expense	429,828	391,456	361,083
Taxes, other than income	278,755	275,189	263,886
Operating income	824,099	746,058	727,934
Other non-operating income (expense)	7,171	7,404	(10,144)
Interest charges	84,474	103,153	106,646
Income before income taxes	746,796	650,309	611,144
Income tax expense	145,353	138,903	8,080
Net Income	$601,443	$511,406	$603,064
Basic net income per share	$4.89	$4.36	$5.43
Diluted net income per share	$4.89	$4.35	$5.43
Weighted average shares outstanding:
Basic	122,788	117,200	111,012
Diluted	122,872	117,461	111,012

Net income	$601,443	$511,406	$603,064
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $32, $64 and $(146)	106	218	(395)
Cash flow hedges:
Amortization and unrealized gain (loss) on interest rate agreements, net of tax of $17,198, $(6,782) and $13,017	56,888	(22,944)	44,936
Total other comprehensive income (loss)	56,994	(22,726)	44,541
Total comprehensive income	$658,437	$488,680	$647,605
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2017	106,104,634	$531	$2,536,365	$(105,254)	$1,467,024	$3,898,666
Net income	—	—	—	—	603,064	603,064
Other comprehensive income	—	—	—	44,541	—	44,541
Cash dividends ($1.94 per share)	—	—	—	—	(214,906)	(214,906)
Cumulative effect of accounting change	—	—	—	(22,934)	22,934	—
Common stock issued:
Public offering	4,558,404	22	395,070	—	—	395,092
Direct stock purchase plan	131,213	1	11,322	—	—	11,323
Retirement savings plan	94,081	—	8,240	—	—	8,240
1998 Long-term incentive plan	385,351	2	3,469	—	—	3,471
Employee stock-based compensation	—	—	20,460	—	—	20,460
Balance, September 30, 2018	111,273,683	556	2,974,926	(83,647)	1,878,116	4,769,951
Net income	—	—	—	—	511,406	511,406
Other comprehensive loss	—	—	—	(22,726)	—	(22,726)
Cash dividends ($2.10 per share)	—	—	—	—	(245,717)	(245,717)
Cumulative effect of accounting change	—	—	—	(8,210)	8,210	—
Common stock issued:
Public offering	7,574,111	38	694,065	—	—	694,103
Direct stock purchase plan	110,063	1	11,070	—	—	11,071
Retirement savings plan	81,456	—	8,252	—	—	8,252
1998 Long-term incentive plan	299,612	2	2,946	—	—	2,948
Employee stock-based compensation	—	—	20,935	—	—	20,935
Balance, September 30, 2019	119,338,925	597	3,712,194	(114,583)	2,152,015	5,750,223
Net income	—	—	—	—	601,443	601,443
Other comprehensive income	—	—	—	56,994	—	56,994
Cash dividends ($2.30 per share)	—	—	—	—	(282,444)	(282,444)
Common stock issued:
Public offering	6,101,916	30	624,272	—	—	624,302
Direct stock purchase plan	107,989	1	11,325	—	—	11,326
Retirement savings plan	78,941	—	8,222	—	—	8,222
1998 Long-term incentive plan	254,706	1	2,748	—	—	2,749
Employee stock-based compensation	—	—	18,388	—	—	18,388
Balance, September 30, 2020	125,882,477	$629	$4,377,149	$(57,589)	$2,471,014	$6,791,203

See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2020	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$601,443	$511,406	$603,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	429,828	391,456	361,083
Deferred income taxes	155,322	132,004	158,271
One-time income tax benefit	(20,962)	—	(158,782)
Stock-based compensation	9,583	11,121	12,863
Amortization of debt issuance costs	11,543	9,464	7,865
Equity component of AFUDC	(23,493)	(11,165)	—
Other	8,411	1,169	5,437
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	7,167	18,724	(29,208)
Decrease in gas stored underground	18,188	35,594	18,921
(Increase) decrease in other current assets	(35,878)	(26,590)	60,424
Increase in deferred charges and other assets	(31,935)	(58,403)	(10,049)
Increase (decrease) in accounts payable and accrued liabilities	7,359	9,908	(11,857)
Increase (decrease) in other current liabilities	(129,543)	(103,895)	74,707
Increase in deferred credits and other liabilities	30,966	47,976	31,923
Net cash provided by operating activities	1,037,999	968,769	1,124,662
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(1,935,676)	(1,693,477)	(1,467,591)
Proceeds from the sale of discontinued operations	—	4,000	3,000
Purchases of debt and equity securities	(50,517)	(29,153)	(46,401)
Proceeds from sale of debt and equity securities	32,339	6,070	22,360
Maturities of debt securities	18,669	20,299	15,716
Other, net	9,667	8,601	9,350
Net cash used in investing activities	(1,925,518)	(1,683,660)	(1,463,566)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt	(464,915)	(110,865)	128,035
Proceeds from issuance of long-term debt, net of premium/discount	999,450	1,045,221	—
Net proceeds from equity offering	624,302	694,103	395,092
Issuance of common stock through stock purchase and employee retirement plans	19,548	19,323	19,563
Settlement of interest rate swaps	(4,426)	(90,141)	—
Repayment of long-term debt	—	(575,000)	—
Cash dividends paid	(282,444)	(245,717)	(214,906)
Debt issuance costs	(7,738)	(11,254)	—
Other	—	—	(1,518)
Net cash provided by financing activities	883,777	725,670	326,266
Net increase (decrease) in cash and cash equivalents	(3,742)	10,779	(12,638)
Cash and cash equivalents at beginning of year	24,550	13,771	26,409
Cash and cash equivalents at end of year	$20,808	$24,550	$13,771
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business
Atmos Energy Corporation (Atmos Energy or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Through our distribution business, we deliver natural gas through sales and transportation arrangements to over three million residential, commercial, public-authority and industrial customers through our six regulated distribution divisions in the service areas described below:

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
Our pipeline and storage business, which is also subject to federal and state regulation, consists of the pipeline and storage operations of our Atmos Pipeline–Texas (APT) Division and our natural gas transmission business in Louisiana. The APT division provides transportation and storage services to our Mid-Tex Division, other third-party local distribution companies, industrial and electric generation customers, as well as marketers and producers. As part of its pipeline operations, APT manages five underground storage facilities in Texas. We also provide ancillary services customary to the pipeline industry including parking arrangements, lending and sales of inventory on hand. Our natural gas transmission operations in Louisiana are comprised of a 21-mile pipeline located in the New Orleans, Louisiana area that is primarily used to aggregate gas supply for our distribution division in Louisiana under a long-term contract and on a more limited basis, to third parties.
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
Substantially all of our regulatory assets are recorded as a component of deferred charges and other assets and our regulatory liabilities are recorded as a component of other current liabilities and deferred credits and other liabilities. Deferred

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gas costs are recorded either in other current assets or liabilities and the long-term portion of regulatory excess deferred taxes and regulatory cost of removal obligation are reported separately. Significant regulatory assets and liabilities as of September 30, 2020 and 2019 included the following:

	September 30
	2020	2019
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$149,089	$86,089
Infrastructure mechanisms(1)	183,943	131,894
Deferred gas costs	40,593	23,766
Recoverable loss on reacquired debt	4,894	6,551
Deferred pipeline record collection costs	29,839	26,418
Other	6,283	9,829
	$414,641	$284,547
Regulatory liabilities:
Regulatory excess deferred taxes(2)	$718,651	$726,307
Regulatory cost of service reserve	1,716	5,238
Regulatory cost of removal obligation	531,096	528,893
Deferred gas costs	19,985	14,112
Asset retirement obligation	20,348	17,054
APT annual adjustment mechanism	57,379	78,402
Other	17,838	16,120
	$1,367,013	$1,386,126

(1)
Infrastructure mechanisms in Texas, Louisiana and Tennessee allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on the deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recovered through base rates.

(2)
Due to the passage of the Kansas House Bill 2585, on June 1, 2020, we remeasured our deferred tax liability and updated our state deferred tax rate resulting in a $12.1 million regulatory liability as of September 30, 2020. The remaining amount reflects the remeasurement of the net deferred tax liability included in our rate base as a result of the Tax Cuts and Jobs Act of 2017 (the TCJA). Of this amount, $20.9 million as of September 30, 2020 and $21.2 million as of September 30, 2019 is recorded in other current liabilities. See Note 13 for further information.

As of September 30, 2020, we received regulatory orders in most states to defer into a regulatory asset all expenses, beyond the normal course of business, related to Coronavirus Disease 2019 (COVID-19), including bad debt expense. As of September 30, 2020, no amounts have been recorded as regulatory assets or liabilities for expenses related to COVID-19.
Revenue recognition
Distribution Revenues
Distribution revenues represent the delivery of natural gas to residential, commercial, industrial and public authority customers at prices based on tariff rates established by regulatory authorities in the states in which we operate. Revenue is recognized and our performance obligation is satisfied over time when natural gas is delivered and simultaneously consumed by our customers. We have elected to use the invoice practical expedient and recognize revenue for volumes delivered that we have the right to invoice our customers. We read meters and bill our customers on a monthly cycle basis. Accordingly, we estimate volumes from the last meter read to the balance sheet date and accrue revenue for gas delivered but not yet billed.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Alternative Revenue Program Revenues
In our distribution segment, we have weather-normalization adjustment mechanisms that serve to minimize the effects of weather on our residential and commercial revenues. Additionally, APT has a regulatory mechanism that requires that we share with its tariffed customers 75% of the difference between the total non-tariffed revenues earned during a test period and a revenue benchmark of $69.4 million that was established in its most recent rate case. Differences between actual revenues and revenues calculated under these mechanisms adjust the amount billed to customers. These mechanisms are considered to be alternative revenue programs under accounting standards generally accepted in the United States as they are deemed to be contracts between us and our regulator. Accordingly, revenue under these mechanisms are excluded from revenue from contracts with customers.
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
Accounts receivable and allowance for doubtful accounts — Accounts receivable arise from natural gas sales to residential, commercial, industrial, public authority and other customers. We establish an allowance for doubtful accounts to reduce the net receivable balance to the amount we reasonably expect to collect based on our collection experience or where we are aware of a specific customer’s inability or reluctance to pay. However, if circumstances change, our estimate of the recoverability of accounts receivable could be affected. Circumstances which could affect our estimates include, but are not limited to, customer credit issues, the level of natural gas prices, customer deposits and general economic conditions. Accounts are written off once they are deemed to be uncollectible.
Gas stored underground — Our gas stored underground is comprised of natural gas injected into storage to support the winter season withdrawals for our distribution operations. The average cost method is used for all of our distribution operations. Gas in storage that is retained as cushion gas to maintain reservoir pressure is classified as property, plant and equipment and is valued at cost.
Property, plant and equipment — Regulated property, plant and equipment is stated at original cost, net of contributions in aid of construction. The cost of additions includes direct construction costs, payroll related costs (taxes, pensions and other benefits), administrative and general costs and an allowance for funds used during construction. The allowance for funds used during construction (AFUDC) represents the capitalizable total cost of funds used to finance the construction of major projects.
The following table details amounts capitalized for the fiscal year ended September 30.

		2020	2019	2018
Component of AFUDC	Statement of Comprehensive Income Location	(In thousands)
Debt	Interest charges	$8,436	$7,643	$6,810
Equity	Other non-operating income (expense)	23,493	11,165	—
		$31,929	$18,808	$6,810

Major renewals, including replacement pipe, and betterments that are recoverable through our regulatory rate base are capitalized while the costs of maintenance and repairs that are not capitalizable are charged to expense as incurred. The costs of

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

large projects are accumulated in construction in progress until the project is completed. When the project is completed, tested and placed in service, the balance is transferred to the regulated plant in service account included in the rate base and depreciation begins.
Regulated property, plant and equipment is depreciated at various rates on a straight-line basis. These rates are approved by our regulatory commissions and are comprised of two components: one based on average service life and one based on cost of removal. Accordingly, we recognize our cost of removal expense as a component of depreciation expense. The related cost of removal accrual is reflected as a regulatory liability on the consolidated balance sheet. At the time property, plant and equipment is retired, removal expenses less salvage, are charged to the regulatory cost of removal accrual. The composite depreciation rate was 3.0 percent, 3.1 percent and 3.2 percent for the fiscal years ended September 30, 2020, 2019 and 2018.
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
As of September 30, 2020 and 2019, we had asset retirement obligations of $20.3 million and $17.1 million. Additionally, we had $14.4 million and $11.3 million of asset retirement costs recorded as a component of property, plant and equipment that will be depreciated over the remaining life of the underlying associated assets.
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
Goodwill — We annually evaluate our goodwill balances for impairment during our second fiscal quarter or more frequently as impairment indicators arise. During the second quarter of fiscal 2020, we completed our annual goodwill impairment assessment using a qualitative assessment, as permitted under U.S. GAAP. We test goodwill for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired. Although not applicable for the fiscal 2020 analysis, if the qualitative assessment resulted in impairment indicators, we would then use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. These calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates and the discount rate. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value.
Lease accounting — We adopted the provisions of the new lease accounting standard beginning on October 1, 2019. Results for reporting periods beginning on October 1, 2019 are presented under the new lease accounting standard and prior periods are presented under the former lease accounting standard. Upon adoption, we recorded right of use assets and lease liabilities within the consolidated balance sheet. See Note 6 for further discussion regarding the accounting polices for these leases.
Marketable securities — As of September 30, 2020, we hold marketable securities classified as either equity or debt securities. Beginning on October 1, 2018, changes in fair value of our equity securities are recorded in net income, while debt securities, which are considered available for sale securities, are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). During fiscal 2018 and under the previous accounting guidance, all our debt and equity securities were considered available for sale securities.
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
Financial Instruments Associated with Interest Rate Risk
In connection with the planned issuance of long-term debt, we may use financial instruments to manage interest rate risk. We currently manage this risk through the use of forward starting interest rate swaps to fix the Treasury yield component of the interest cost associated with anticipated financings. We designate these financial instruments as cash flow hedges at the time the agreements are executed. Unrealized gains and losses associated with the instruments are recorded as a component of accumulated other comprehensive income (loss). When the instruments settle, the realized gain or loss is recorded as a component of accumulated other comprehensive income (loss) and recognized as a component of interest charges over the life of the related financing arrangement. As of September 30, 2020 and 2019, no cash was required to be held in margin accounts.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Pension and other postretirement plans — Pension and other postretirement plan costs and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates and current demographic and actuarial mortality data. Our measurement date is September 30. The assumed discount rate and the expected return are the assumptions that generally have the most significant impact on our pension costs and liabilities. The assumed discount rate, the assumed health care cost trend rate and assumed rates of retirement generally have the most significant impact on our postretirement plan costs and liabilities. For the valuation performed as of September 30, 2020, decreases in the discount rate resulted in actuarial losses that increased our plan obligations.
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
On October 1, 2018 we adopted new accounting guidance, which required we present only the current service cost component of the net benefit cost within operations and maintenance expense in the consolidated statements of comprehensive income. The remaining components of net benefit cost are recorded in other non-operating income (expense) in our consolidated statements of comprehensive income. The change in presentation of these costs was implemented on a retrospective basis as required by the guidance. In lieu of determining how each component of the net periodic benefit cost was actually reflected in the fiscal 2018 statement of comprehensive income, we elected to utilize a practical expedient that permits the use of the amounts disclosed for these costs in our pension and post-retirement benefit plans footnote as the basis to retroactively apply this standard.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, only the service cost component of net benefit cost is eligible for capitalization and we continue to capitalize these costs into property, plant and equipment. Additionally, we defer into a regulatory asset the portion of non-service components of net periodic benefit cost that are capitalizable for regulatory purposes.
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
Subsequent events — Except as noted in Note 7 regarding the public offering of senior notes, no events occurred subsequent to the balance sheet date that would require recognition or disclosure in the financial statements.
Recent accounting pronouncements
Accounting pronouncements adopted in fiscal 2020
In February 2016, the Financial Accounting Standards Board (FASB) issued a comprehensive new leasing standard that requires lessees to recognize a lease liability and a right-of-use (ROU) asset for all leases, including operating leases on its balance sheet. The new standard was effective for us beginning on October 1, 2019. See Note 6 to the consolidated financial statements for further details regarding our adoption of the new lease standard and the related disclosures.
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
In December 2019, the FASB issued new guidance related to accounting for income taxes which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocations and calculating income taxes in interim periods. The new standard also adds guidance to reduce complexity in certain areas, such as recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The new standard will be effective for us beginning on October 1, 2021; early adoption is permitted. We do not believe the new standard will have a material impact on our financial position, results of operations and cash flows.
In June 2016, the FASB issued new guidance which will require credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. In contrast, current U.S. GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. The new guidance also introduces a new impairment recognition model for available-for-sale debt

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities that will require credit losses for available-for-sale debt securities to be recorded through an allowance account. The new standard was effective for us beginning on October 1, 2020. We do not anticipate the adoption of this standard will have a material impact to our financial position, results of operations and cash flows.
3.    Segment Information
As of September 30, 2020, we manage and review our consolidated operations through the following two reportable segments:

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
Income statements and capital expenditures by segment are shown in the following tables.

	Year Ended September 30, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,624,251	$196,886	$—	$2,821,137
Intersegment revenues	2,742	412,453	(415,195)	—
Total operating revenues	2,626,993	609,339	(415,195)	2,821,137
Purchased gas cost	1,071,227	1,548	(413,921)	658,854
Operation and maintenance expense	472,760	158,115	(1,274)	629,601
Depreciation and amortization expense	309,582	120,246	—	429,828
Taxes, other than income	245,181	33,574	—	278,755
Operating income	528,243	295,856	—	824,099
Other non-operating income (expense)	(1,265)	8,436	—	7,171
Interest charges	39,634	44,840	—	84,474
Income before income taxes	487,344	259,452	—	746,796
Income tax expense	91,680	53,673	—	145,353
Net income	$395,664	$205,779	$—	$601,443
Capital expenditures	$1,466,631	$469,045	$—	$1,935,676

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,742,824	$159,024	$—	$2,901,848
Intersegment revenues	2,637	408,000	(410,637)	—
Total operating revenues	2,745,461	567,024	(410,637)	2,901,848
Purchased gas cost	1,268,591	(360)	(409,394)	858,837
Operation and maintenance expense	480,222	151,329	(1,243)	630,308
Depreciation and amortization expense	283,697	107,759	—	391,456
Taxes, other than income	242,179	33,010	—	275,189
Operating income	470,772	275,286	—	746,058
Other non-operating income	6,241	1,163	—	7,404
Interest charges	60,031	43,122	—	103,153
Income before income taxes	416,982	233,327	—	650,309
Income tax expense	88,168	50,735	—	138,903
Net income	$328,814	$182,592	$—	$511,406
Capital expenditures	$1,274,613	$418,864	$—	$1,693,477

	Year Ended September 30, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$3,000,404	$115,142	$—	$3,115,546
Intersegment revenues	2,643	392,571	(395,214)	—
Total operating revenues	3,003,047	507,713	(395,214)	3,115,546
Purchased gas cost	1,559,836	1,978	(393,966)	1,167,848
Operation and maintenance expense	461,048	134,995	(1,248)	594,795
Depreciation and amortization expense	264,930	96,153	—	361,083
Taxes, other than income	231,566	32,320	—	263,886
Operating income	485,667	242,267	—	727,934
Other non-operating expense	(6,649)	(3,495)	—	(10,144)
Interest charges	65,850	40,796	—	106,646
Income before income taxes	413,168	197,976	—	611,144
Income tax expense (benefit)	(29,798)	37,878	—	8,080
Net income	$442,966	$160,098	$—	$603,064
Capital expenditures	$1,025,800	$441,791	$—	$1,467,591

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our revenues from external parties, excluding intersegment revenues, by products and services for the fiscal years ended September 30.

	2020	2019	2018
	(In thousands)
Distribution revenues:
Gas sales revenues:
Residential	$1,717,070	$1,733,548	$1,916,101
Commercial	654,963	711,284	797,073
Industrial	89,641	118,046	131,267
Public authority and other	42,007	42,613	47,714
Total gas sales revenues	2,503,681	2,605,491	2,892,155
Transportation revenues	97,441	95,629	99,250
Other gas revenues	23,129	41,704	8,999
Total distribution revenues	2,624,251	2,742,824	3,000,404
Pipeline and storage revenues	196,886	159,024	115,142
Total operating revenues	$2,821,137	$2,901,848	$3,115,546

Balance sheet information at September 30, 2020 and 2019 by segment is presented in the following tables.

	September 30, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$9,944,978	$3,410,369	$—	$13,355,347
Total assets	$14,578,176	$3,647,907	$(2,867,051)	$15,359,032

	September 30, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$8,737,590	$3,050,079	$—	$11,787,669
Total assets	$12,579,741	$3,279,323	$(2,491,445)	$13,367,619

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic weighted average shares outstanding is calculated based upon the weighted average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 8, when the impact is dilutive.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted earnings per share for the fiscal years ended September 30 are calculated as follows:

	2020	2019	2018
	(In thousands, except per share data)
Basic Earnings Per Share
Net Income	$601,443	$511,406	$603,064
Less: Income allocated to participating securities	444	416	580
Net Income available to common shareholders	$600,999	$510,990	$602,484
Basic weighted average shares outstanding	122,788	117,200	111,012
Net Income per share — Basic	$4.89	$4.36	$5.43

Diluted Earnings Per Share
Net Income available to common shareholders	$600,999	$510,990	$602,484
Effect of dilutive shares	—	—	—
Net Income available to common shareholders	$600,999	$510,990	$602,484
Basic weighted average shares outstanding	122,788	117,200	111,012
Dilutive shares	84	261	—
Diluted weighted average shares outstanding	122,872	117,461	111,012
Net Income per share — Diluted	$4.89	$4.35	$5.43

5.    Revenue

The following table disaggregates our revenue from contracts with customers by customer type and segment and provides a reconciliation to total operating revenues, including intersegment revenues, for the period presented.

	Year Ended September 30, 2020		Year Ended September 30, 2019
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$1,704,444	$—	$1,755,229	$—
Commercial	650,396	—	716,757	—
Industrial	89,467	—	118,060	—
Public authority and other	41,339	—	42,796	—
Total gas sales revenues	2,485,646	—	2,632,842	—
Transportation revenues	99,435	636,819	97,495	623,808
Miscellaneous revenues	19,085	9,754	26,050	8,060
Revenues from contracts with customers	2,604,166	646,573	2,756,387	631,868
Alternative revenue program revenues(1)	20,856	(37,234)	(12,958)	(64,844)
Other revenues	1,971	—	2,032	—
Total operating revenues	$2,626,993	$609,339	$2,745,461	$567,024

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The new guidance included several practical expedients to facilitate the implementation of the new standard. The following summarizes the practical expedients we used to implement the standard.
•We elected to bundle our lease and non-lease components as a single component for all asset classes.
•We elected not to perform the following:
◦Evaluate existing or expired land easements prior to October 1, 2019 to determine if they are leases.
◦Include short-term leases in the calculation of our lease liability.
◦Evaluate existing or expired contracts to determine if they are leases.
◦Assess lease classification for existing or expired leases.
◦Review initial direct costs for existing leases.
◦Use hindsight in order to determine the lease term or impairment of our ROU assets.
Upon adoption of this new guidance, we recorded ROU assets and lease liabilities of $231.3 million. Additionally, we reclassified a net $6.5 million of accrued and prepaid lease costs to the ROU asset and $2.5 million related to an existing finance lease from deferred credits and other liabilities to long-term debt.
Implementation of the new lease accounting guidance had no material impact on our consolidated statements of comprehensive income or our consolidated statements of cash flows. Additionally, we did not record a cumulative-effect adjustment to retained earnings on the opening balance sheet.
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

September 30, 2020
Weighted average remaining lease term (years)
Finance leases	19.1
Operating leases	10.6

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
The following table represents our weighted average discount rate:

September 30, 2020
Weighted average discount rate
Finance leases	8.0%
Operating leases	2.9%

The ROU asset represents the right to use the underlying asset for the lease term, and is equal to the lease liability, adjusted for prepaid or accrued lease payments and any lease incentives that have been paid to us or when we are reasonably certain to incur costs equal to or greater than the allowance defined in the contract.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Lease costs for the year ended September 30, 2020 are presented in the table below. These costs include both amounts recognized in expense and amounts capitalized. For the year ended September 30, 2020 we did not have material short-term lease costs or variable lease costs.

September 30, 2020
(In thousands)
Finance lease cost	$622
Operating lease cost	40,887
Total lease cost	$41,509

Our ROU assets and lease liabilities are presented as follows on the consolidated balance sheets:

	Balance Sheet Classification	September 30, 2020
		(In thousands)
Assets
Finance leases	Net Property, Plant and Equipment	$8,480
Operating leases	Deferred charges and other assets	227,146
Total right-of-use assets		$235,626
Liabilities
Current
Finance leases	Current maturities of long-term debt	$165
Operating leases	Other current liabilities	35,716
Noncurrent
Finance leases	Long-term debt	8,466
Operating leases	Deferred credits and other liabilities	201,071
Total lease liabilities		$245,418
Other pertinent information related to leases was as follows. During the year ended September 30, 2020, amounts paid in cash for our finance leases were not material.

September 30, 2020
(In thousands)
Cash paid amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$37,758
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$6,083
Operating leases	$34,169

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of our lease liabilities as of September 30, 2020 were as follows:

	Total	Finance Leases	Operating Leases
	(In thousands)
2021	$40,790	$741	$40,049
2022	38,423	751	37,672
2023	33,266	762	32,504
2024	25,464	773	24,691
2025	17,666	784	16,882
Thereafter	139,049	12,666	126,383
Total lease payments	294,658	16,477	278,181
Less: Imputed interest	49,240	7,846	41,394
Total	$245,418	$8,631	$236,787
Reported as of September 30, 2020
Short-term lease liabilities	$35,881	$165	$35,716
Long-term lease liabilities	209,537	8,466	201,071
Total lease liabilities	$245,418	$8,631	$236,787

Disclosures Related to Prior Periods
The future minimum lease payments as of September 30, 2019 were as follows:

	Operating Leases(1)	Capital Lease
	(In thousands)
2020	$21,017	$243
2021	20,416	248
2022	19,370	253
2023	18,071	258
2024	15,718	263
Thereafter	105,544	4,343
Total minimum lease payments	$200,136	5,608
Less amount representing interest		3,018
Present value of net minimum lease payments		$2,590

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

Consolidated lease and rental expense amounted to $40.4 million and $33.8 million for fiscal 2019 and 2018.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Debt
Long-term debt
Long-term debt at September 30, 2020 and 2019 consisted of the following:

	2020	2019
	(In thousands)
Unsecured 3.00% Senior Notes, due 2027	$500,000	$500,000
Unsecured 2.625% Senior Notes, due 2029	300,000	—
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due 2049	500,000	—
Floating-rate term loan, due 2022	200,000	—
Medium term Series A notes, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Finance lease obligations (see Note 6)	8,631	—
Total long-term debt	4,568,631	3,560,000
Less:
Net original issue (premium) / discount on unsecured senior notes and debentures	583	193
Debt issuance cost	36,104	30,355
Current maturities	165	—
	$4,531,779	$3,529,452

Maturities of long-term debt, excluding our finance lease obligations, at September 30, 2020 were as follows (in thousands):

2021	$—
2022	200,000
2023	—
2024	—
2025	10,000
Thereafter	4,350,000
$4,560,000

On October 1, 2020, we completed a public offering of $600 million of 1.50% senior notes due 2031. The net proceeds from the offering, after the underwriting discount and estimated offering expenses, of $592.5 million, were used for general corporate purposes, including the repayment of working capital borrowings pursuant to our commercial paper program and the related settlement of our interest rate swaps. The effective interest rate on these notes is 1.71%, after giving effect to the offering costs.
On April 9, 2020, we entered into a two year, $200 million term loan agreement that bears interest at a rate of LIBOR plus 1.25 percent. The term loan was used to pay down borrowings pursuant to our commercial paper program.
On October 2, 2019, we completed a public offering of $300 million of 2.625% senior notes due 2029 and $500 million of 3.375% senior notes due 2049. We received net proceeds from the offering, after the underwriting discount and offering expenses, of $791.7 million, that were used for general corporate purposes, including the repayment of working capital

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowings pursuant to our commercial paper program. The effective interest rate on these notes was 2.72% and 3.42%, after giving effect to the offering costs.
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
As of September 30, 2020, our short-term borrowing requirements were satisfied through a combination of a $1.5 billion commercial paper program and four committed revolving credit facilities with third-party lenders that provide $2.2 billion of total working capital funding.
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that expires on September 25, 2023. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 1.25 percent, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At September 30, 2020, there were no amounts outstanding under our commercial paper program. At September 30, 2019, a total of $464.9 million was outstanding with weighted average interest rates of 2.24% and weighted average maturities of less than one month.
Additionally, we had a $25 million 364-day unsecured facility that was renewed on April 1, 2020 and increased to $50 million, which is used to provide working capital funding. There were no borrowings outstanding under this facility as of September 30, 2020.
Finally, we had a $10 million 364-day unsecured revolving credit facility, which was replaced on April 30, 2020, with a new $50 million 364-day unsecured revolving credit facility, which is used to issue letters of credit and to provide working capital funding. At September 30, 2020, there were no borrowings outstanding under the new facility; however, outstanding letters of credit reduced the total amount available to us under our $50 million unsecured revolving facility to $44.4 million.
On April 23, 2020, we executed a new $600 million 364-day unsecured revolving credit facility to provide additional working capital funding. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 1.25 percent, based on the Company's credit ratings. At September 30, 2020, there were no borrowings outstanding under this facility.
Debt Covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At September 30, 2020, our total-debt-to-total-capitalization ratio, as defined, was 42 percent. In addition, both the interest margin and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. We were in compliance with all of our debt covenants as of September 30, 2020. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.
8.    Shareholders' Equity

Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
On February 11, 2020, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $4.0 billion in common stock and/or debt securities, which expires February 11, 2023. This shelf registration statement replaced our previous shelf registration statement which was filed on November 13, 2018 (2018 Registration Statement). At September 30, 2020, approximately $3.0 billion of securities remained available for issuance under

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the shelf registration statement. Following the completion of the $600 million senior unsecured note offering on October 1, 2020 (see Note 7), approximately $2.4 billion of securities remained available for issuance under the shelf registration statement.
On February 12, 2020, we filed a prospectus supplement under the shelf registration statement relating to an at-the-market (ATM) equity sales program (February 2020 ATM) under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program). This ATM equity sales program replaced our previous ATM equity sales program, filed on November 19, 2018 (November 2018 ATM), which was exhausted during the second quarter of fiscal 2020.
During the year ended September 30, 2020, we executed forward sales under the February 2020 ATM and the November 2018 ATM equity sales programs with various forward sellers who borrowed and sold 4,808,051 shares of our common stock for $523.2 million. Additionally, during the year ended September 30, 2020, we settled forward sale agreements with respect to 5,616,727 shares that had been borrowed and sold by various forward sellers under the November 2018 ATM and the February 2020 ATM for net proceeds of $581.5 million. As of September 30, 2020, the February 2020 ATM program had approximately $552 million of equity available for issuance.
On November 30, 2018, we filed a prospectus supplement under the registration statement relating to an underwriting agreement to sell 5,390,836 shares of our common stock for $500 million. After expenses, net proceeds from the offering were $494.1 million. Concurrently, we entered into separate forward sale agreements with two forward sellers who borrowed and sold 2,668,464 shares of our common stock for $247.5 million. During the year ended September 30, 2019, we settled forward sale agreements with respect to 2,183,275 of the shares that had been borrowed and sold for net proceeds of $200.0 million. During the year ended September 30, 2020, we settled the remaining 485,189 shares for net proceeds of $44.4 million.
During the year ended September 30, 2019, we executed forward sales under the November 2018 ATM with various forward sellers who borrowed and sold 4,144,671 shares of our common stock at an aggregate price of $425.0 million.
If we had settled all shares that remain available under our outstanding forward sale agreements as of September 30, 2020, we would have received proceeds of $345.2 million, based on a net price of $103.48 per share. Additional details are presented below.

Maturity	Shares Available	Net Proceeds Available (In Thousands)	Forward Price
March 31, 2021	1,281,578	$134,660	$105.07
June 30, 2021	1,394,423	142,388	$102.11
September 30, 2021	659,994	68,158	$103.27
Total	3,335,995	$345,206

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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2019	$132	$(114,715)	$(114,583)
Other comprehensive income before reclassifications	108	53,241	53,349
Amounts reclassified from accumulated other comprehensive income	(2)	3,647	3,645
Net current-period other comprehensive income	106	56,888	56,994
September 30, 2020	$238	$(57,827)	$(57,589)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2018	$8,124	$(91,771)	$(83,647)
Other comprehensive income (loss) before reclassifications	219	(25,966)	(25,747)
Amounts reclassified from accumulated other comprehensive income	(1)	3,022	3,021
Net current-period other comprehensive income (loss)	218	(22,944)	(22,726)
Cumulative effect of accounting change	(8,210)	—	(8,210)
September 30, 2019	$132	$(114,715)	$(114,583)
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

	Defined Benefit Plan	Supplemental Executive Retirement Plans	Postretirement Plans	Total
	(In thousands)
September 30, 2020
Unrecognized prior service (credit) cost	$(584)	$—	$951	$367
Unrecognized actuarial loss	78,082	51,045	9,110	138,237
	$77,498	$51,045	$10,061	$138,604
September 30, 2019
Unrecognized prior service (credit) cost	$(815)	$—	$1,125	$310
Unrecognized actuarial (gain) loss	67,191	56,784	(43,782)	80,193
	$66,376	$56,784	$(42,657)	$80,503

Defined Benefit Plans
Employee Pension Plan
As of September 30, 2020, we maintained one cash balance defined benefit plan, the Atmos Energy Corporation Pension Account Plan (the Plan). The Plan was established effective January 1999 and covers most of the employees of Atmos Energy that were hired on or before September 30, 2010. Effective October 1, 2010, the plan was closed to new participants. The assets of the Plan are held within the Atmos Energy Corporation Master Retirement Trust (the Master Trust).
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2020, we did not make a contribution to the Plan. During fiscal 2019 we contributed $8.5 million in cash to the Plan to achieve a desired level of funding while maximizing the tax deductibility of this payment. Based upon market conditions at September 30, 2020, the current funded position of the Plan and the funding requirements under the PPA, we do not anticipate a minimum required contribution for fiscal 2021. However, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.
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
The following table presents asset allocation information for the Master Trust as of September 30, 2020 and 2019.

	Targeted Allocation Range	Actual Allocation September 30
Security Class		2020	2019
Domestic equities	35%-55%	45.3%	40.6%
International equities	10%-20%	15.6%	14.5%
Fixed income	5%-30%	17.0%	18.8%
Company stock	0%-15%	13.0%	15.4%
Other assets	0%-20%	9.1%	10.7%

At September 30, 2020 and 2019, the Plan held 716,700 shares of our common stock which represented 13.0 percent and 15.4 percent of total Plan assets. These shares generated dividend income for the Plan of approximately $1.6 million and $1.5 million during fiscal 2020 and 2019.
Our employee pension plan expenses and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates and demographic data. We review the estimates and assumptions underlying our employee pension plans annually based upon a September 30 measurement date. The development of our assumptions is fully described in our significant accounting policies in Note 2. The actuarial assumptions used to determine the pension liability for the Plan was determined as of September 30, 2020 and 2019 and the actuarial assumptions used to determine the net periodic pension cost for the Plan was determined as of September 30, 2019, 2018 and 2017. On October 21, 2020, the Society of Actuaries released its annually-updated mortality improvement scale for pension plans incorporating new assumptions surrounding life expectancies in the United States.  As of September 30, 2020, we updated our assumed mortality rates to incorporate the updated mortality table.
Additional assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2020	2019	2020	2019	2018
Discount rate	2.80%	3.29%	3.29%	4.38%	3.89%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%
Expected return on plan assets	6.25%	6.50%	6.50%	6.75%	6.75%
Interest crediting rate	4.69%	4.69%	4.69%	4.69%	4.69%

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Plan’s accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2020 and 2019:

	2020	2019
	(In thousands)
Accumulated benefit obligation	$565,755	$541,287
Change in projected benefit obligation:
Benefit obligation at beginning of year	$577,270	$504,719
Service cost	17,551	15,311
Interest cost	19,028	22,071
Actuarial (gain) loss	22,898	71,139
Benefits paid	(32,526)	(35,970)
Benefit obligation at end of year	604,221	577,270
Change in plan assets:
Fair value of plan assets at beginning of year	530,109	531,691
Actual return on plan assets	31,298	25,888
Employer contributions	—	8,500
Benefits paid	(32,526)	(35,970)
Fair value of plan assets at end of year	528,881	530,109
Reconciliation:
Funded status	(75,340)	(47,161)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Net amount recognized	$(75,340)	$(47,161)

Net periodic pension cost for the Plan for fiscal 2020, 2019 and 2018 is presented in the following table.

	Fiscal Year Ended September 30
	2020	2019	2018
	(In thousands)
Components of net periodic pension cost:
Service cost	$17,551	$15,311	$17,264
Interest cost(1)	19,028	22,071	20,803
Expected return on assets(1)	(28,316)	(28,451)	(27,666)
Amortization of prior service credit(1)	(231)	(232)	(231)
Recognized actuarial loss(1)	9,025	4,201	9,114
Net periodic pension cost	$17,057	$12,900	$19,284

(1)
The components of net periodic cost other than the service cost component are included in the line item other non-operating income (expense) in the consolidated statements of comprehensive income or are capitalized on the consolidated balance sheets as a regulatory asset or liability, as described in Note 2.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth by level, within the fair value hierarchy, the Plan's assets at fair value as of September 30, 2020 and 2019. As required by authoritative accounting literature, assets are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The methods used to determine fair value for the assets held by the Plan are fully described in Note 2. Investments in our common/collective trusts and limited partnerships that are measured at net asset value per share equivalent are not classified in the fair value hierarchy. The net asset value amounts presented are intended to reconcile the fair value hierarchy to the total investments. In addition to the assets shown below, the Plan had net accounts receivable of $0.7 million and $1.3 million at September 30, 2020 and 2019, which materially approximates fair value due to the short-term nature of these assets.

	Assets at Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$211,244	$—	$—	$211,244
Money market funds	—	6,096	—	6,096
Registered investment companies	29,762	—	—	29,762
Government securities:
Mortgage-backed securities	—	15,230	—	15,230
U.S. treasuries	21,755	36	—	21,791
Corporate bonds	—	52,648	—	52,648
Total investments measured at fair value	$262,761	$74,010	$—	336,771
Investments measured at net asset value:
Common/collective trusts (1)				122,207
Limited partnerships (1)				69,176
Total investments				$528,154

	Assets at Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$212,785	$—	$—	$212,785
Money market funds	—	16,419	—	16,419
Registered investment companies	26,326	—	—	26,326
Government securities:
Mortgage-backed securities	—	19,986	—	19,986
U.S. treasuries	22,930	885	—	23,815
Corporate bonds	—	55,774	—	55,774
Total investments measured at fair value	$262,041	$93,064	$—	355,105
Investments measured at net asset value:
Common/collective trusts (1)				108,975
Limited partnerships (1)				64,718
Total investments				$528,798

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The first plan is referred to as the Supplemental Executive Benefits Plan (SEBP) and covers our corporate officers and certain other employees of the Company who were employed on or before August 12, 1998. The SEBP is a defined benefit arrangement which provides a benefit equal to 75 percent of covered compensation under which benefits paid from the underlying qualified defined benefit plan are an offset to the benefits under the SEBP.
In August 1998, we adopted the Supplemental Executive Retirement Plan (SERP) (formerly known as the Performance-Based Supplemental Executive Benefits Plan), which covers all corporate officers selected to participate in the plan between August 12, 1998 and August 5, 2009. The SERP is a defined benefit arrangement which provides a benefit equal to 60 percent of covered compensation under which benefits paid from the underlying qualified defined benefit plan are an offset to the benefits under the SERP.
Effective August 5, 2009, we adopted a new defined benefit Supplemental Executive Retirement Plan (the 2009 SERP), for corporate officers or any other employees selected at the discretion of the Board. Under the 2009 SERP, a nominal account has been established for each participant, to which the Company contributes at the end of each calendar year an amount equal to ten percent (25 percent for members of the Management Committee appointed on or after January 1, 2016) of the total of each participant’s base salary and cash incentive compensation earned during each prior calendar year, beginning December 31, 2009. The benefits vest after three years of service and attainment of age 55 and earn interest credits at the same annual rate as the Company’s Pension Account Plan.
Due to the retirement of an executive of the company during fiscal 2020, we recognized a one-time settlement charge of $9.2 million and paid a $22.7 million lump sum in relation to the retirement.
Similar to our employee pension plans, we review the estimates and assumptions underlying our supplemental plans annually based upon a September 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for the supplemental plans were determined as of September 30, 2020 and 2019 and the actuarial assumptions used to determine the net periodic pension cost for the supplemental plans were determined as of September 30, 2019, 2018 and 2017. These assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2020	2019	2020	2019	2018
Discount rate(1)	2.80%	3.29%	3.19%	4.38%	4.08%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%
Interest crediting rate	4.69%	4.69%	4.69%	4.69%	4.69%

(1)	Reflects a weighted average discount rate for pension cost for fiscal 2020 and 2018 due to the settlements during the year.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the supplemental plans’ accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2020 and 2019:

	2020	2019
	(In thousands)
Accumulated benefit obligation	$122,207	$138,772
Change in projected benefit obligation:
Benefit obligation at beginning of year	$143,987	$121,370
Service cost	1,074	869
Interest cost	4,188	5,127
Actuarial (gain) loss	7,386	25,099
Benefits paid	(4,766)	(8,478)
Settlements	(22,729)	—
Benefit obligation at end of year	129,140	143,987
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	27,495	8,478
Benefits paid	(4,766)	(8,478)
Settlements	(22,729)	—
Fair value of plan assets at end of year	—	—
Reconciliation:
Funded status	(129,140)	(143,987)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued pension cost	$(129,140)	$(143,987)

Assets for the supplemental plans are held in separate rabbi trusts. At September 30, 2020 and 2019, assets held in the rabbi trusts consisted of equity securities of $41.9 million and $44.0 million, which are included in our fair value disclosures in Note 15.
Net periodic pension cost for the supplemental plans for fiscal 2020, 2019 and 2018 is presented in the following table.

	Fiscal Year Ended September 30
	2020	2019	2018
	(In thousands)
Components of net periodic pension cost:
Service cost	$1,074	$869	$1,332
Interest cost(1)	4,188	5,127	4,988
Recognized actuarial loss(1)	3,945	2,227	3,079
Settlements(1)	9,180	—	4,159
Net periodic pension cost	$18,387	$8,223	$13,558

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments
The following benefit payments for our defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:

	Pension Plan	Supplemental Plans
	(In thousands)
2021	$37,523	$30,021
2022	37,804	17,117
2023	39,053	5,124
2024	40,036	4,472
2025	41,016	32,550
2026-2030	204,582	22,308

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
Generally, our funding policy is to contribute annually an amount in accordance with the requirements of ERISA. However, additional voluntary contributions are made annually as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. We expect to contribute between $15 million and $25 million to our postretirement benefits plan during fiscal 2021.
We maintain a formal investment policy with respect to the assets in our postretirement benefits plan to ensure the assets funding the postretirement benefit plan are appropriately invested to maintain an acceptable level of risk. We also consider our current financial status when making recommendations and decisions regarding the postretirement benefits plan.
We currently invest the assets funding our postretirement benefit plan in diversified investment funds which consist of common stocks, preferred stocks and fixed income securities. The diversified investment funds may invest up to 75 percent of assets in common stocks and convertible securities. The following table presents asset allocation information for the postretirement benefit plan assets as of September 30, 2020 and 2019.

	Actual Allocation September 30
Security Class	2020	2019
Diversified investment funds	97.4%	97.1%
Cash and cash equivalents	2.6%	2.9%

Similar to our employee pension and supplemental plans, we review the estimates and assumptions underlying our postretirement benefit plan annually based upon a September 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for our postretirement plan were determined as of September 30, 2020 and 2019 and the actuarial assumptions used to determine the net periodic pension cost for the postretirement plan were determined as of September 30, 2019, 2018 and 2017.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions are presented in the following table:

	Postretirement Liability		Postretirement Cost
	2020	2019	2020	2019	2018
Discount rate	2.80%	3.29%	3.29%	4.38%	3.89%
Expected return on plan assets	4.94%	5.14%	5.14%	5.33%	4.29%
Initial trend rate	6.25%	6.25%	6.25%	6.50%	7.00%
Ultimate trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Ultimate trend reached in	2026	2025	2025	2022	2022

The following table presents the postretirement plan’s benefit obligation and funded status as of September 30, 2020 and 2019:

	2020	2019
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$316,033	$265,986
Service cost	13,466	10,810
Interest cost	10,612	11,839
Plan participants’ contributions	5,849	5,901
Actuarial (gain) loss	43,412	39,472
Benefits paid	(18,694)	(17,975)
Benefit obligation at end of year	370,678	316,033
Change in plan assets:
Fair value of plan assets at beginning of year	201,901	199,361
Actual return on plan assets	2,356	1,125
Employer contributions	16,833	13,489
Plan participants’ contributions	5,849	5,901
Benefits paid	(18,694)	(17,975)
Fair value of plan assets at end of year	208,245	201,901
Reconciliation:
Funded status	(162,433)	(114,132)
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued postretirement cost	$(162,433)	$(114,132)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic postretirement cost for fiscal 2020, 2019 and 2018 is presented in the following table.

	Fiscal Year Ended September 30
	2020	2019	2018
	(In thousands)
Components of net periodic postretirement cost:
Service cost	$13,466	$10,810	$12,078
Interest cost(1)	10,612	11,839	10,907
Expected return on assets(1)	(10,499)	(10,659)	(8,006)
Amortization of transition obligation(1)	—	—	—
Amortization of prior service cost (credit)(1)	173	173	11
Recognized actuarial gain(1)	(1,337)	(8,178)	(6,473)
Net periodic postretirement cost	$12,415	$3,985	$8,517

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
The following tables set forth by level, within the fair value hierarchy, the Retiree Medical Plan’s assets at fair value as of September 30, 2020 and 2019. The methods used to determine fair value for the assets held by the Retiree Medical Plan are fully described in Note 2.

	Assets at Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$5,525	$—	$5,525
Registered investment companies	202,720	—	—	202,720
Total investments measured at fair value	$202,720	$5,525	$—	$208,245

	Assets at Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$5,972	$—	$5,972
Registered investment companies	195,929	—	—	195,929
Total investments measured at fair value	$195,929	$5,972	$—	$201,901

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments
The following benefit payments paid by us, retirees and prescription drug subsidy payments for our postretirement benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years. Company payments for fiscal 2020 include contributions to our postretirement plan trusts.

	Company Payments	Retiree Payments	Subsidy Payments	Total Postretirement Benefits
	(In thousands)
2021	$22,632	$4,368	$—	$27,000
2022	16,263	4,772	—	21,035
2023	16,590	5,144	—	21,734
2024	17,517	5,651	—	23,168
2025	18,353	6,104	—	24,457
2026-2030	101,158	35,039	—	136,197

Defined Contribution Plan
The Atmos Energy Corporation Retirement Savings Plan and Trust (the Retirement Savings Plan) covers substantially all employees and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Effective January 1, 2007, employees automatically become participants of the Retirement Savings Plan on the date of employment. Participants may elect a salary reduction up to a maximum of 65 percent of eligible compensation, as defined by the Plan, not to exceed the maximum allowed by the Internal Revenue Service. New participants are automatically enrolled in the Plan at a contribution rate of four percent of eligible compensation, from which they may opt out. We match 100 percent of a participant’s contributions, limited to four percent of the participant’s salary. Participants are eligible to receive matching contributions after completing one year of service, in which they are immediately vested. Effective January 1, 2021, participants are eligible to receive matching contributions immediately upon enrollment in the Retirement Savings Plan. This matching contribution vests after completing one year of service. Participants are also permitted to take out a loan against their accounts subject to certain restrictions. Employees hired on or after October 1, 2010 participate in the enhanced plan in which participants receive a fixed annual contribution of four percent of eligible earnings to their Retirement Savings Plan account. Participants will continue to be eligible for company matching contributions of up to four percent of their eligible earnings and will be fully vested in the fixed annual contribution after three years of service.
Matching and fixed annual contributions to the Retirement Savings Plan are expensed as incurred and amounted to $17.9 million, $16.7 million and $16.2 million for fiscal years 2020, 2019 and 2018. At September 30, 2020 and 2019, the Retirement Savings Plan held 2.2 percent and 2.6 percent of our outstanding common stock.
10.    Stock and Other Compensation Plans
Stock-Based Compensation Plans
Total stock-based compensation cost was $21.1 million, $23.9 million and $23.9 million for the fiscal years ended September 30, 2020, 2019 and 2018. Of this amount, $11.6 million, $12.8 million and $11.1 million was capitalized.
1998 Long-Term Incentive Plan
We have the 1998 Long-Term Incentive Plan (LTIP), which provides a comprehensive, long-term incentive compensation plan providing for discretionary awards of incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, time-lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units and stock units to certain employees and non-employee directors of the Company and our subsidiaries. The objectives of this plan include attracting and retaining the best available personnel, providing for additional performance incentives and promoting our success by providing employees with the opportunity to acquire common stock.
We were originally authorized to grant awards up to a maximum cumulative amount of 11.2 million shares of common stock under this plan subject to certain adjustment provisions. As of September 30, 2020, non-qualified stock options, bonus stock, time-lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units and stock units had been issued under this plan, and 1.3 million shares are available for future issuance through September 30, 2021.

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
The following summarizes information regarding the restricted stock units granted under the plan during the fiscal years ended September 30, 2020, 2019 and 2018:

	2020		2019		2018
	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	503,072	$91.66	538,592	$80.91	570,814	$69.45
Granted	199,985	102.34	241,472	98.25	248,710	85.62
Vested	(242,975)	85.66	(269,347)	76.71	(274,392)	64.43
Forfeited	(16,803)	96.87	(7,645)	86.37	(6,540)	74.87
Nonvested at end of year	443,279	$99.28	503,072	$91.66	538,592	$80.91

As of September 30, 2020, there was $13.0 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the LTIP. That cost is expected to be recognized over a weighted average period of 1.5 years. The fair value of restricted stock vested during the fiscal years ended September 30, 2020, 2019 and 2018 was $20.7 million, $20.5 million and $17.2 million.
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
11.    Details of Selected Financial Statement Captions
The following tables provide additional information regarding the composition of certain financial statement captions.

Balance Sheet
Accounts receivable
Accounts receivable was comprised of the following at September 30, 2020 and 2019:

	September 30
	2020	2019
	(In thousands)
Billed accounts receivable	$140,259	$126,984
Unbilled revenue	80,699	78,986
Contributions in aid of construction receivable	19,821	22,378
Other accounts receivable	19,765	18,122
Total accounts receivable	260,544	246,470
Less: allowance for doubtful accounts	(29,949)	(15,899)
Net accounts receivable	$230,595	$230,571

Other current assets
Other current assets as of September 30, 2020 and 2019 were comprised of the following accounts.

	September 30
	2020	2019
	(In thousands)
Deferred gas costs	$40,593	$23,766
Prepaid expenses	40,340	38,895
Materials and supplies	6,829	5,916
Assets from risk management activities	5,687	1,586
Other	14,456	2,609
Total	$107,905	$72,772

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment
Property, plant and equipment was comprised of the following as of September 30, 2020 and 2019:

	September 30
	2020	2019
	(In thousands)
Storage plant	$530,985	$431,286
Transmission plant	3,459,765	3,157,316
Distribution plant	10,680,495	9,333,011
General plant	829,624	799,095
Intangible plant	38,297	38,191
	15,539,166	13,758,899
Construction in progress	418,055	421,694
	15,957,221	14,180,593
Less: accumulated depreciation and amortization	(2,601,874)	(2,392,924)
Net property, plant and equipment(1)	$13,355,347	$11,787,669

(1)	Net property, plant and equipment includes plant acquisition adjustments of $(37.8) million and $(46.7) million at September 30, 2020 and 2019.

Goodwill
The following presents our goodwill balance allocated by segment and changes in the balance for the fiscal year ended September 30, 2020:

	Distribution	Pipeline and Storage	Total
	(In thousands)
Balance as of September 30, 2019	$587,604	$143,102	$730,706
Deferred tax adjustments on prior acquisitions(1)	(768)	1,319	551
Balance as of September 30, 2020	$586,836	$144,421	$731,257

(1)
We annually adjust certain deferred taxes recorded in connection with an acquisition completed in fiscal 2005, which resulted in an increase to goodwill and net deferred tax liabilities of $0.6 million for fiscal 2020.

Deferred charges and other assets
Deferred charges and other assets as of September 30, 2020 and 2019 were comprised of the following accounts.

	September 30
	2020	2019
	(In thousands)
Marketable securities	$103,952	$101,883
Regulatory assets (See Note 2)	371,707	260,220
Operating lease right of use assets (See Note 6)	227,146	—
Assets from risk management activities	74,991	225
Tax receivable	—	10,099
Other	23,374	18,786
Total	$801,170	$391,213

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts payable and accrued liabilities
Accounts payable and accrued liabilities as of September 30, 2020 and 2019 were comprised of the following accounts.

	September 30
	2020	2019
	(In thousands)
Trade accounts payable	$141,075	$176,581
Accrued gas payable	42,054	36,817
Accrued liabilities	52,646	51,626
Total	$235,775	$265,024

Other current liabilities
Other current liabilities as of September 30, 2020 and 2019 were comprised of the following accounts.

	September 30
	2020	2019
	(In thousands)
Customer credit balances and deposits	$56,485	$54,617
Accrued employee costs	57,057	55,216
Deferred gas costs	19,985	14,112
Operating lease liabilities (See Note 6)	35,716	—
Accrued interest	53,554	51,381
Liabilities from risk management activities	2,015	4,552
Taxes payable	148,292	135,597
Pension and postretirement liabilities	29,609	26,197
Regulatory cost of service reserve	1,716	4,209
Regulatory cost of removal obligation	73,908	55,721
APT annual adjustment mechanism	43,893	52,856
Regulatory excess deferred taxes (See Note 13)	20,887	21,206
Other	3,344	3,837
Total	$546,461	$479,501

Deferred credits and other liabilities
Deferred credits and other liabilities as of September 30, 2020 and 2019 were comprised of the following accounts.

	September 30
	2020	2019
	(In thousands)
Pension and post retirement liabilities	$337,303	$279,083
Operating lease liabilities (See Note 6)	201,071	—
Customer advances for construction	10,060	12,566
Other regulatory liabilities (See Note 2)	17,838	16,120
Asset retirement obligation	20,348	17,054
Liabilities from risk management activities	—	1,249
APT annual adjustment mechanism	13,486	25,545
Unrecognized tax benefits	30,921	27,716
Other	11,101	20,883
Total	$642,128	$400,216

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Comprehensive Income
Other non-operating income (expense)
Other non-operating income (expense) for the fiscal years ended September 30, 2020, 2019 and 2018 were comprised of the following accounts.

	Year Ended September 30
	2020	2019	2018
	(In thousands)
Equity component of AFUDC	$23,493	$11,165	$—
Performance-based rate program	6,771	6,737	6,745
Pension and other postretirement non-service credit (cost)	(3,189)	3,016	(5,770)
Interest income	2,932	4,160	1,450
Community support spending	(11,728)	(4,771)	(6,053)
Miscellaneous	(11,108)	(12,903)	(6,516)
Total	$7,171	$7,404	$(10,144)

Statement of Cash Flows
Supplemental disclosures of cash flow information for the fiscal years ended September 30, 2020, 2019 and 2018 were as follows:

	Year Ended September 30
	2020	2019	2018
	(In thousands)
Cash Paid (Received) During The Period For:
Interest(1)	$194,993	$184,852	$169,987
Income taxes	$(3,071)	$11,467	$6,102
Non-Cash Transactions:
Capital expenditures included in current liabilities	$113,365	$149,993	$112,211

(1) Cash paid during the period for interest, net of amounts capitalized was $82.3 million, $91.3 million and $106.8 million for the fiscal years ended September 30, 2020, 2019 and 2018.
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
The National Transportation Safety Board (NTSB) is investigating an incident that occurred at a Dallas, Texas residence on February 23, 2018 that resulted in one fatality and injuries to four other residents. Together with the Railroad Commission of Texas (RRC) and the Pipeline and Hazardous Materials Safety Administration (PHMSA), Atmos Energy is a party to the investigation and in that capacity is working closely with the NTSB to help determine the cause of this incident.
We are a party to various other litigation and environmental-related matters or claims that have arisen in the ordinary course of our business. While the results of such litigation and response actions to such environmental-related matters or claims

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices indexed to natural gas trading hubs. At September 30, 2020, we were committed to purchase 59.3 Bcf within one year, 57.0 Bcf within two to three years and 0.1 Bcf beyond three years under indexed contracts. Purchases under these contracts totaled $58.5 million, $50.8 million and $57.2 million for 2020, 2019 and 2018.
Rate Regulatory Proceedings
As of September 30, 2020, routine rate regulatory proceedings were in progress in some of our service areas, which are discussed in further detail above in the Business — Ratemaking Activity section.
13.    Income Taxes
Income Tax Expense
The components of income tax expense from continuing operations for 2020, 2019 and 2018 were as follows:

	2020	2019	2018
	(In thousands)
Current
Federal	$—	$—	$(10,099)
State	14,193	8,412	11,075
Deferred
Federal	143,039	113,331	150,556
State (1)	(11,879)	17,160	15,330
TCJA Impact	—	—	(158,782)
Income tax expense	$145,353	$138,903	$8,080

(1)	Includes a non-cash income tax benefit of $21.0 million resulting from the remeasurement of the rate at which state deferred taxes will reverse in the future as discussed below.
Reconciliations of the provision for income taxes computed at the statutory rate to the reported provisions for income taxes from continuing operations for 2020, 2019 and 2018 are set forth below:

	2020	2019	2018
	(In thousands)
Tax at statutory rate(1)	$156,827	$136,565	$149,730
Common stock dividends deductible for tax reporting	(1,419)	(1,460)	(1,745)
State taxes (net of federal benefit)	22,791	20,202	19,826
Amortization of excess deferred taxes	(16,125)	(14,085)	(1,219)
Remeasurement due to TCJA	—	—	(158,782)
Remeasurement due to state deferred tax rate change	(20,962)	—	—
Other, net	4,241	(2,319)	270
Income tax expense	$145,353	$138,903	$8,080

(1)	Tax expense is calculated at the statutory federal income tax rate of 21.0%, 21.0%, 24.5% for the year ended September 30, 2020, 2019 and 2018.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that gave rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2020 and 2019 are presented below:

	2020	2019
	(In thousands)
Deferred tax assets:
Employee benefit plans	$66,991	$70,929
Interest rate swaps	16,719	33,918
Net operating loss carryforwards	476,507	485,133
Charitable and other credit carryforwards	8,712	8,241
Regulatory excess deferred tax	161,565	165,701
Other	73,542	13,186
Total deferred tax assets	804,036	777,108
Valuation allowance	(1,102)	(1,894)
Net deferred tax assets	802,934	775,214
Deferred tax liabilities:
Difference in net book value and net tax value of assets(1)	(2,138,966)	(2,004,516)
Pension funding	(484)	(4,384)
Gas cost adjustments	(23,209)	(18,072)
Other	(96,844)	(48,257)
Total deferred tax liabilities	(2,259,503)	(2,075,229)
Net deferred tax liabilities	$(1,456,569)	$(1,300,015)
Deferred credits for rate regulated entities	$2,537	$2,582

(1) Includes $129.0 million and $131.0 million of deferred tax liability related to goodwill as of September 30, 2020 and 2019.
At September 30, 2020, we had $446.9 million (tax effected) of federal net operating loss carryforwards. The federal net operating loss carryforwards are available to offset taxable income and will begin to expire in 2029. The Company also had $10.1 million of federal alternative minimum tax credit carryforwards as of September 30, 2019, which did not expire and were fully refunded to us during fiscal 2020. In addition, the Company has $6.9 million in charitable contribution carryforwards to offset future taxable income. The Company’s charitable contribution carryforwards expiration period begins in fiscal 2021.
The Company also has $29.6 million (tax effected) of state net operating loss carryforwards (net of $7.9 million of federal effects) and $1.8 million of state tax credits carryforwards (net of $0.5 million of federal effects). Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards expiration period begins in fiscal 2021.
We believe it is more likely than not that the benefit from certain state net operating loss carryforwards and state credit carryforwards will not be realized. Due to the uncertainty of realizing a benefit from the deferred tax asset recorded for the carryforwards, a valuation allowance of $1.1 million was established for the year ended September 30, 2020.
At September 30, 2020, we had recorded liabilities associated with unrecognized tax benefits totaling $30.9 million. The following table reconciles the beginning and ending balance of our unrecognized tax benefits:

	2020	2019	2018
	(In thousands)
Unrecognized tax benefits - beginning balance	$27,716	$26,203	$23,719
Increase (decrease) resulting from prior period tax positions	(26)	(923)	22
Increase resulting from current period tax positions	3,231	2,436	2,462
Unrecognized tax benefits - ending balance	30,921	27,716	26,203
Less: deferred federal and state income tax benefits	(6,493)	(5,820)	(5,503)
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$24,428	$21,896	$20,700

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties included within interest charges in our consolidated statements of comprehensive income. During the years ended September 30, 2020, 2019 and 2018, the Company recognized approximately $0.7 million, $2.2 million and $1.6 million in interest and penalties. The Company had approximately $8.2 million, $7.9 million and $6.1 million for the payment of interest and penalties accrued at September 30, 2020, 2019 and 2018.
We file income tax returns in the U.S. federal jurisdiction as well as in various states where we have operations. We have concluded substantially all U.S. federal income tax matters through fiscal year 2009 and concluded substantially all Texas income tax matters through fiscal year 2010.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have an impact on our consolidated financial statements for the year ended September 30, 2020.
Excess Deferred Taxes
On June 1, 2020, the Kansas legislature passed House Bill 2585 which eliminated the assessment of state income taxes on regulated utilities. This legislation was effective for the Company on October 1, 2020. Due to the change in the Kansas state tax law and the result of a study to estimate the rate at which state deferred taxes will reverse in the future, we reduced our deferred tax liability by $32.5 million during the fiscal third quarter of 2020. We established a $12.1 million regulatory liability for excess deferred taxes that will be returned to Kansas customers. We are currently working with the Kansas Corporation Commission to determine the amortization period for this liability. We recognized a $21.0 million income tax benefit in our consolidated statement of comprehensive income for the year ended September 30, 2020.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "TCJA") was signed into law. As a result of the implementation of the TCJA, we recognized a $158.8 million income tax benefit in our consolidated statement of comprehensive income for the year ended September 30, 2018 related to a change in deferred taxes that were not related to our cost of service ratemaking. The change in deferred taxes related to our cost of service ratemaking (referred to as excess deferred taxes) was reclassified into a regulatory liability and as approved by our regulators, will be returned to ratepayers on a provisional basis over periods ranging from 15 to 46 years. As of September 30, 2020 and 2019, this liability totaled $706.7 million and $726.3 million.
During fiscal 2019, we received approval from regulators to update our cost of service rates to reflect the decrease in the statutory income tax rate in all of our service areas. Additionally, as of September 30, 2020, we have returned the separate regulatory liability to customers in substantially all of our service areas for the difference in taxes included in our rates that were calculated based on a 35% statutory income tax rate until new rates could be established based on the new 21% statutory income tax rate.
14.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and to mitigate interest rate risk. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when our financial instruments are in net liability positions.
As discussed in Note 2, we report our financial instruments as risk management assets and liabilities, each of which is classified as current or noncurrent based upon the anticipated settlement date of the underlying financial instrument. The following table shows the fair values of our risk management assets and liabilities at September 30, 2020 and 2019.

	September 30
	2020	2019
	(In thousands)
Assets from risk management activities, current	$5,687	$1,586
Assets from risk management activities, noncurrent	74,991	225
Liabilities from risk management activities, current	(2,015)	(4,552)
Liabilities from risk management activities, noncurrent	—	(1,249)
Net assets (liabilities)	$78,663	$(3,990)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Our distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2019-2020 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 49 percent, or approximately 19.9 Bcf of the winter flowing gas requirements at a weighted average cost of approximately $2.84 per Mcf. We have not designated these financial instruments as hedges for accounting purposes.
Interest Rate Risk Management Activities
In fiscal 2020, we entered into forward starting interest rate swaps to effectively fix the Treasury yield component associated with $500 million of a planned issuance of unsecured senior notes in fiscal 2021 at 0.69%; these swaps were settled in September 2020 with a net payment of $4.4 million. On October 1, 2020, the notes were issued as planned.
Additionally, in fiscal 2020, we entered into forward starting interest rate swaps to effectively fix the Treasury yield component associated with $450 million of a planned issuance of unsecured senior notes in fiscal 2022 at 1.33%, $300 million of a planned issuance of unsecured senior notes in fiscal 2023 at 1.36% and $300 million of a planned issuance of unsecured senior notes in fiscal 2025 at 1.35%, which we designated as cash flow hedges at the time the agreements were executed.
Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our consolidated balance sheet and statements of comprehensive income.
As of September 30, 2020, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of September 30, 2020, we had 18,191 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of September 30, 2020 and 2019. The gross amounts of recognized assets and liabilities are netted within our consolidated balance sheets to the extent that we have netting arrangements with the counterparties. However, as of September 30, 2020 and 2019, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2020
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$73,055	$—
Total		73,055	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	5,687	(2,015)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	1,936	—
Total		7,623	(2,015)
Gross / Net Financial Instruments		$80,678	$(2,015)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2019
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$1,586	$(4,552)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	225	(1,249)
Total		1,811	(5,801)
Gross / Net Financial Instruments		$1,811	$(5,801)

Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, the interest rate agreements we executed in prior years were designated as cash flow hedges when those agreements were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our consolidated statements of comprehensive income for the years ended September 30, 2020, 2019 and 2018 was $5.5 million, $3.9 million and $2.4 million.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), for the years ended September 30, 2020 and 2019. The amounts included in the table below exclude gains and losses arising from ineffectiveness because these amounts are immediately recognized in the statement of comprehensive income as incurred.

	Fiscal Year Ended September 30
	2020	2019
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$53,241	$(25,966)
Recognition of losses in earnings due to settlements:
Interest rate agreements	3,647	3,022
Total other comprehensive income (loss) from hedging, net of tax	$56,888	$(22,944)

Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of September 30, 2020, we had $114.5 million of net realized losses in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net losses recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2049. However, the table below does not include the expected recognition in earnings of our outstanding interest rate agreements as those financial instruments have not yet settled.

Interest Rate Agreements
(In thousands)
2021	$(4,569)
2022	(4,569)
2023	(4,569)
2024	(4,569)
2025	(4,569)
Thereafter	(91,657)
Total	$(114,502)

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and 2019. As required under authoritative accounting literature, assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2020
	(In thousands)
Assets:
Financial instruments	$—	$80,678	$—	$—	$80,678
Debt and equity securities
Registered investment companies	37,831	—	—	—	37,831
Bond mutual funds	29,166	—	—	—	29,166
Bonds(2)	—	32,900	—	—	32,900
Money market funds	—	4,055	—	—	4,055
Total debt and equity securities	66,997	36,955	—	—	103,952
Total assets	$66,997	$117,633	$—	$—	$184,630
Liabilities:
Financial instruments	$—	$2,015	$—	$—	$2,015

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2019
	(In thousands)
Assets:
Financial instruments	$—	$1,811	$—	$—	$1,811
Debt and equity securities
Registered investment companies	41,406	—	—	—	41,406
Bond mutual funds	25,966	—	—	—	25,966
Bonds(2)	—	31,915	—	—	31,915
Money market funds	—	2,596	—	—	2,596
Total debt and equity securities	67,372	34,511	—	—	101,883
Total assets	$67,372	$36,322	$—	$—	$103,694
Liabilities:
Financial instruments	$—	$5,801	$—	$—	$5,801

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
At September 30, 2020 and 2019, the amortized cost of our available-for-sale debt securities was $32.6 million and $31.7 million. At September 30, 2020 we maintained investments in bonds that have contractual maturity dates ranging from October 2020 through May 2023.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Fair Value Measures
In addition to the financial instruments above, we have several financial and nonfinancial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable and debt, which are recorded at carrying value. The nonfinancial assets and liabilities include asset retirement obligations and pension and post-retirement plan assets. For cash and cash equivalents, accounts receivable and accounts payable, we consider carrying value to materially approximate fair value due to the short-term nature of these assets and liabilities.
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finances leases, debt issuance costs and original issue premium or discount, as of September 30, 2020:

September 30, 2020
(In thousands)
Carrying Amount	$4,560,000
Fair Value	$5,597,183

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

	Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Fiscal year 2020:
Operating revenues
Distribution	$828,504	$933,005	$435,308	$430,176
Pipeline and storage	148,176	146,237	158,008	156,918
Intersegment eliminations	(101,117)	(101,577)	(100,321)	(112,180)
Total operating revenues	875,563	977,665	492,995	474,914

Purchased gas cost	296,868	317,883	26,072	18,031
Operating income	252,781	331,438	139,035	100,845
Net Income	178,673	239,646	117,791	65,333

Basic net income per share	$1.47	$1.95	$0.96	$0.53
Diluted net income per share	$1.47	$1.95	$0.96	$0.53

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Fiscal year 2019:
Operating revenues
Distribution	$838,835	$1,057,889	$444,944	$403,793
Pipeline and storage	134,470	135,650	149,198	147,706
Intersegment eliminations	(95,523)	(98,894)	(108,404)	(107,816)
Total operating revenues	877,782	1,094,645	485,738	443,683

Purchased gas cost	342,165	471,676	31,326	13,670
Operating income	236,464	297,677	122,202	89,715
Net Income	157,646	214,888	80,466	58,406

Basic net income per share	$1.38	$1.83	$0.68	$0.49
Diluted net income per share	$1.38	$1.82	$0.68	$0.49

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework issued by COSO and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of September 30, 2020, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Ernst & Young LLP has issued its report on the effectiveness of the Company’s internal control over financial reporting. That report appears below.

/s/ JOHN K. AKERS	/s/ CHRISTOPHER T. FORSYTHE
John K. Akers	Christopher T. Forsythe
President, Chief Executive Officer and Director	Senior Vice President and Chief Financial Officer

November 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Atmos Energy Corporation

Opinion on Internal Control over Financial Reporting
We have audited Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atmos Energy Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated November 13, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
November 13, 2020

Changes in Internal Control over Financial Reporting
We did not make any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of the fiscal year ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
Not applicable.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
Information regarding directors and delinquent Section 16(a) reports, if applicable, is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 3, 2021. Information regarding executive officers is reported below:
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information as of September 30, 2020, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

Name	Age	Years of Service	Office Currently Held
Kim R. Cocklin	69	14	Executive Chairman of the Board
John K. Akers	57	29	President, Chief Executive Officer and Director
Christopher T. Forsythe	49	17	Senior Vice President and Chief Financial Officer
David J. Park	49	26	Senior Vice President, Utility Operations
Karen E. Hartsfield	50	5	Senior Vice President, General Counsel and Corporate Secretary
John M. Robbins	50	7	Senior Vice President, Human Resources
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
Christopher T. Forsythe was named Senior Vice President and Chief Financial Officer effective February 1, 2017. Mr. Forsythe joined the Company in June 2003 and prior to this promotion, served as the Company's Vice President and Controller from May 2009 through January 2017. Prior to joining Atmos Energy, Mr. Forsythe worked in public accounting for 10 years.
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
Identification of the members of the Audit Committee of the Board of Directors as well as the Board of Directors’ determination as to whether one or more audit committee financial experts are serving on the Audit Committee of the Board of Directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 3, 2021.
The Company has adopted a code of ethics for its principal executive officer, principal financial officer and principal accounting officer. Such code of ethics is represented by the Company’s Code of Conduct, which is applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of the Company’s Code of Conduct is posted on the Company’s website at www.atmosenergy.com, under "Corporate Governance" under the "Corporate Responsibility" tab. In addition, any amendment to or waiver granted from a provision of the Company’s Code of Conduct will be posted on the Company’s website also under "Corporate Governance" under the "Corporate Responsibility" tab.

ITEM 11.	Executive Compensation.
Information on executive compensation is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 3, 2021, under the captions "Human Resources Committee Report," "Compensation Discussion and Analysis," "Other Executive Compensation Matters" and "Named Executive Officer Compensation."

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security ownership of certain beneficial owners and of management is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 3, 2021, under the heading "Beneficial Ownership of Common Stock." Information concerning our equity compensation plans is provided in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
Information on certain relationships and related transactions as well as director independence is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 3, 2021, under the heading "Corporate Governance and Other Board Matters," "Proposal One – Election of Directors," and "Director Compensation."

ITEM 14.	Principal Accountant Fees and Services.
Information on our principal accountant’s fees and services is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 3, 2021, under the heading "Proposal Three – Ratification of Appointment of Independent Registered Public Accounting Firm."
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.
(a)  1. and 2. Financial statements and financial statement schedules.
The financial statements and financial statement schedule listed in the Index to Financial Statements in Item 8 are filed as part of this Form 10-K.
3.     Exhibits

Exhibit Number	Description	Page Number or Incorporation by Reference to
Articles of Incorporation and Bylaws
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 5, 2019)	Exhibit 3.1 to Form 8-K dated February 5, 2019 (File No. 1-10042)
Instruments Defining Rights of Security Holders, Including Indentures
4.1(a)	Specimen Common Stock Certificate (Atmos Energy Corporation)	Exhibit 4.1 to Form 10-K for fiscal year ended September 30, 2012 (File No. 1-10042)
4.1(b)	Description of Registrant's Securities	Exhibit 4.1(b) to Form 10-K for fiscal year ended September 30, 2019 (File No. 1-10042)
4.2	Indenture dated as of November 15, 1995 between United Cities Gas Company and Bank of America Illinois, Trustee	Exhibit 4.11(a) to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.3	Indenture dated as of July 15, 1998 between Atmos Energy Corporation and U.S. Bank Trust National Association, Trustee	Exhibit 4.8 to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.4	Indenture dated as of May 22, 2001 between Atmos Energy Corporation and SunTrust Bank, Trustee	Exhibit 99.3 to Form 8-K dated May 22, 2001 (File No. 1-10042)
4.5	Indenture dated as of March 26, 2009 between Atmos Energy Corporation and U.S. Bank National Corporation, Trustee	Exhibit 4.1 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4.6(a)	Debenture Certificate for the 6 3/4% Debentures due 2028	Exhibit 99.2 to Form 8-K dated July 29, 1998 (File No. 1-10042)
4.6(b)	Global Security for the 5.95% Senior Notes due 2034	Exhibit 10(2)(g) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4.6(c)	Global Security for the 5.5% Senior Notes due 2041	Exhibit 4.2 to Form 8-K dated June 13, 2011 (File No. 1-10042)
4.6(d)	Global Security for the 4.15% Senior Notes due 2043	Exhibit 4.2 to Form 8-K dated January 11, 2013 (File No. 1-10042)
4.6(e)	Global Security for the 4.125% Senior Notes due 2044	Exhibit 4.2 to Form 8-K dated October 17, 2014 (File No. 1-10042)
4.6(f)	Global Security for the 3.000% Senior Notes due 2027	Exhibit 4.2 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.6(g)	Global Security for the 4.125% Senior Notes due 2044	Exhibit 4.3 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.6(h)	Global Security for the 4.300% Senior Notes due 2048	Exhibit 4.2 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.6(i)	Global Security for the 4.300% Senior Notes due 2048	Exhibit 4.3 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.6(j)	Global Security for the 4.125% Senior Notes due 2049	Exhibit 4.2 to Form 8-K dated March 4, 2019 (File No. 1-10042)
4.6(k)	Global Security for the 2.625% Senior Notes due 2029	Exhibit 4.2 to Form 8-K dated October 2, 2019 (File No. 1-10042)

4.6(l)	Global Security for the 3.375% Senior Notes due 2049	Exhibit 4.3 to Form 8-K dated October 2, 2019 (File No. 1-10042)
4.6(m)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.2 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.6(n)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.3 to Form 8-K dated October 1, 2020 (File No. 1-10042)
Material Contracts
10.1(a)
Revolving Credit Agreement, dated as of September 25, 2015 among Atmos Energy Corporation, the Lenders from time to time parties thereto, Crédit Agricole Corporate and Investment Bank as Administrative Agent, and Mizuho Bank Ltd., as Syndication Agent
Exhibit 10.1 to Form 8-K dated October 1, 2015 (File No. 1-10042)
10.1(b)
First Amendment to Revolving Credit Agreement, dated as of October 5, 2016, by and among Atmos Energy Corporation, the lenders from time to time parties thereto (the "Lenders") and Credit Agricole Corporate and Investment Bank, in its capacity as administrative agent for the Lenders
Exhibit 10.1 to Form 8-K dated October 11, 2016 (File No. 1-10042)
10.1(c)
Second Amendment to Revolving Credit Agreement, dated as of September 7, 2017, by and among Atmos Energy Corporation, the lenders from time to time parties thereto (the "Lenders") and Credit Agricole Corporate and Investment Bank, in its capacity as administrative agent for the Lenders
Exhibit 10.1(c) to Form 10-K for fiscal year ended September 30, 2018 (File No. 1-10042)
10.2
Term Loan Agreement, dated as of April 9, 2020, among Atmos Energy Corporation, Credit Agricole Corporate and Investment Bank, as the Administrative Agent, Canadian Imperial Bank of Commerce, New York Branch, as Syndication Agent, Credit Agricole Corporate and Investment Bank and Canadian Imperial Bank of Commerce, New York Branch, as Joint Lead Arrangers and Joint-Bookrunners, and the lenders named therein
Exhibit 10.1 to Form 8-K dated April 13, 2020 (File No. 1-10042)
10.3
364-Day Revolving Credit Agreement, dated as of April 23, 2020, among Atmos Energy Corporation, Mizuho Bank, Ltd., as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein
Exhibit 10.1 to Form 8-K dated April 24, 2020 (File No. 1-10042)
10.4(a)	Equity Distribution Agreement, dated as of February 12, 2020, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated February 12, 2020 (File No. 1-10042)
10.4(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated February 12, 2020 (File No. 1-10042)
Executive Compensation Plans and Arrangements
10.5(a)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier I	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.5(b)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier II	Exhibit 10.7(b) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.6(a)*	Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31 to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)

10.6(b)*	Amendment No. 1 to the Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31(a) to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.7*	Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated October 1, 2016)	Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)
10.8(a)*	Atmos Energy Corporation Supplemental Executive Benefits Plan, Amended and Restated in its Entirety August 7, 2007	Exhibit 10.8(a) to Form 10-K for fiscal year ended September 30, 2008 (File No. 1-10042)
10.8(b)*	Form of Individual Trust Agreement for the Supplemental Executive Benefits Plan	Exhibit 10.3 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.9(a)*	Atmos Energy Corporation Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2016)	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)
10.9(b)*	Atmos Energy Corporation Performance-Based Supplemental Executive Benefits Plan Trust Agreement, Effective Date December 1, 2000	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.10*	Atmos Energy Corporation Account Balance Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2016)	Exhibit 10.8 to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)
10.11(a)*	Mini-Med/Dental Benefit Extension Agreement dated October 1, 1994	Exhibit 10.28(f) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.11(b)*	Amendment No. 1 to Mini-Med/Dental Benefit Extension Agreement dated August 14, 2001	Exhibit 10.28(g) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.11(c)*	Amendment No. 2 to Mini-Med/Dental Benefit Extension Agreement dated December 31, 2002	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2002 (File No. 1-10042)
10.12*	Atmos Energy Corporation Equity Incentive and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of January 1, 2012	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2011 (File No. 1-10042)
10.13(a)*	Atmos Energy Corporation 1998 Long-Term Incentive Plan (as amended and restated November 6, 2019)	Exhibit 10.11(a) to Form 10-K for fiscal year ended September 30, 2019 (File No. 1-10042)
10.13(b)*	Form of Award Agreement of Time-Lapse Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
10.13(c)*	Form of Award Agreement of Performance-Based Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
10.13(d)*	Form of Non-Employee Director Award Agreement of Time-Lapse Restricted Stock Units Under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.11(d) to Form 10-K for fiscal year ended September 30, 2019 (File No. 1-10042)
10.13(e)*	Form of Non-Employee Director Award Agreement of Stock Unit Awards Under The Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.11(e) to Form 10-K for fiscal year ended September 30, 2019 (File No. 1-10042)
Other Exhibits, as indicated
21	Subsidiaries of the registrant
23.1	Consent of independent registered public accounting firm, Ernst & Young LLP
24	Power of Attorney	Signature page of Form 10-K for fiscal year ended September 30, 2020

31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications**
Interactive Data File
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."
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
Date: November 13, 2020

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ KIM R. COCKLIN	Executive Chairman of the Board	November 13, 2020
Kim R. Cocklin

/s/ JOHN K. AKERS	President, Chief Executive Officer and Director	November 13, 2020
John K. Akers

/s/ CHRISTOPHER T. FORSYTHE	Senior Vice President and Chief Financial Officer	November 13, 2020
Christopher T. Forsythe

/s/ RICHARD M. THOMAS	Vice President and Controller (Principal Accounting Officer)	November 13, 2020
Richard M. Thomas

/s/ ROBERT W. BEST	Director	November 13, 2020
Robert W. Best

/s/ KELLY H. COMPTON	Director	November 13, 2020
Kelly H. Compton

/s/ SEAN DONOHUE	Director	November 13, 2020
Sean Donohue

/s/ RAFAEL G. GARZA	Director	November 13, 2020
Rafael G. Garza

/s/ RICHARD K. GORDON	Director	November 13, 2020
Richard K. Gordon

/s/ ROBERT C. GRABLE	Director	November 13, 2020
Robert C. Grable

/s/ NANCY K. QUINN	Director	November 13, 2020
Nancy K. Quinn

/s/ RICHARD A. SAMPSON	Director	November 13, 2020
Richard A. Sampson

/s/ STEPHEN R. SPRINGER	Director	November 13, 2020
Stephen R. Springer

/s/ DIANA J. WALTERS	Director	November 13, 2020
Diana J. Walters

/s/ RICHARD WARE II	Director	November 13, 2020
Richard Ware II

/s/ FRANK YOHO	Director	November 13, 2020
Frank Yoho

Schedule II
ATMOS ENERGY CORPORATION
Valuation and Qualifying Accounts
Three Years Ended September 30, 2020

		Additions
	Balance at beginning of period	Charged to cost & expenses	Charged to other accounts	Deductions		Balance at end of period
		(In thousands)
2020
Allowance for doubtful accounts	$15,899	$23,837	$—	$9,787	(1)	$29,949
2019
Allowance for doubtful accounts	$14,795	$17,633	$—	$16,529	(1)	$15,899
2018
Allowance for doubtful accounts	$10,865	$14,894	$—	$10,964	(1)	$14,795

(1)	Uncollectible accounts written off.