Form 10-Q
period 2020-12-31
ATMOS ENERGY CORP
filed 2021-02-02
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of January 29, 2021.

Class		Shares Outstanding
Common stock	No Par Value	128,160,695

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
LIBOR	London Interbank Offered Rate
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NTSB	National Transportation Safety Board
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SIR	System Integrity Rider
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	September 30, 2020
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$16,412,507	$15,957,221
Less accumulated depreciation and amortization	2,650,364	2,601,874
Net property, plant and equipment	13,762,143	13,355,347
Current assets
Cash and cash equivalents	457,599	20,808
Accounts receivable, net (See Note 5)	492,526	230,595
Gas stored underground	99,569	111,950
Other current assets	142,594	107,905
Total current assets	1,192,288	471,258
Goodwill	731,257	731,257
Deferred charges and other assets	790,191	801,170
	$16,475,879	$15,359,032
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: December 31, 2020 — 128,152,961 shares; September 30, 2020 — 125,882,477 shares	$641	$629
Additional paid-in capital	4,600,314	4,377,149
Accumulated other comprehensive income (loss)	2,532	(57,589)
Retained earnings	2,609,669	2,471,014
Shareholders’ equity	7,213,156	6,791,203
Long-term debt	5,124,862	4,531,779
Total capitalization	12,338,018	11,322,982
Current liabilities
Accounts payable and accrued liabilities	284,995	235,775
Other current liabilities	512,673	546,461
Current maturities of long-term debt	171	165
Total current liabilities	797,839	782,401
Deferred income taxes	1,542,394	1,456,569
Regulatory excess deferred taxes	695,191	697,764
Regulatory cost of removal obligation	456,264	457,188
Deferred credits and other liabilities	646,173	642,128
	$16,475,879	$15,359,032
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31
	2020	2019
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$876,650	$828,504
Pipeline and storage segment	159,713	148,176
Intersegment eliminations	(121,883)	(101,117)
Total operating revenues	914,480	875,563

Purchased gas cost
Distribution segment	411,072	397,558
Pipeline and storage segment	(1,244)	99
Intersegment eliminations	(121,568)	(100,789)
Total purchased gas cost	288,260	296,868

Operation and maintenance expense	138,643	152,245
Depreciation and amortization expense	115,285	105,062
Taxes, other than income	73,452	68,607
Operating income	298,840	252,781
Other non-operating income	6,072	4,887
Interest charges	22,010	27,229
Income before income taxes	282,902	230,439
Income tax expense	65,224	51,766
Net income	$217,678	$178,673
Basic net income per share	$1.71	$1.47
Diluted net income per share	$1.71	$1.47
Cash dividends per share	$0.625	$0.575
Basic weighted average shares outstanding	127,034	121,113
Diluted weighted average shares outstanding	127,034	121,359

Net income	$217,678	$178,673
Other comprehensive income (loss), net of tax
Net unrealized holding losses on available-for-sale securities, net of tax of $(18) and $0	(63)	(1)
Cash flow hedges:
Amortization and unrealized gain on interest rate agreements, net of tax of $17,395 and $311	60,184	1,053
Total other comprehensive income (loss)	60,121	1,052
Total comprehensive income	$277,799	$179,725
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31
	2020	2019
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$217,678	$178,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	115,285	105,062
Deferred income taxes	64,587	46,726
Other	(2,976)	(616)
Net assets / liabilities from risk management activities	(816)	4,143
Net change in operating assets and liabilities	(236,689)	(161,543)
Net cash provided by operating activities	157,069	172,445
Cash Flows From Investing Activities
Capital expenditures	(456,809)	(529,186)
Debt and equity securities activities, net	511	(1,602)
Other, net	2,706	2,553
Net cash used in investing activities	(453,592)	(528,235)
Cash Flows From Financing Activities
Net decrease in short-term debt	—	(464,915)
Net proceeds from equity offering	216,002	259,005
Issuance of common stock through stock purchase and employee retirement plans	4,007	4,267
Proceeds from issuance of long-term debt	597,390	799,450
Cash dividends paid	(79,023)	(69,557)
Debt issuance costs	(5,062)	(7,738)
Net cash provided by financing activities	733,314	520,512
Net increase in cash and cash equivalents	436,791	164,722
Cash and cash equivalents at beginning of period	20,808	24,550
Cash and cash equivalents at end of period	$457,599	$189,272

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2020
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at December 31, 2020, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis, aside from accounting policy changes noted below, as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Because of seasonal and other factors, the results of operations for the three-month period ended December 31, 2020 are not indicative of our results of operations for the full 2021 fiscal year, which ends September 30, 2021.
No events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

Significant accounting policies
Except as noted below, related to the change in policies as a result of our adoption of new accounting standards, our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
Accounting pronouncements adopted in fiscal 2021
Effective October 1, 2020, we adopted new accounting guidance that requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, we estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. The new guidance also introduces a new impairment recognition model for available-for-sale debt securities that will require credit losses to be recorded through an allowance account. We adopted the new guidance using a modified retrospective method. The adoption of this standard did not have a material impact on our financial position, results of operations and cash flows and no adjustments were made to October 1, 2020 opening balances as a result of this adoption. As required under the modified retrospective method of adoption, results for the reporting period beginning after October 1, 2020 are presented under Accounting Standards Codification (ASC) 326, while prior period amounts are not adjusted. See Notes 5 and 11 to the unaudited condensed consolidated financial statements for further discussion of implementation of the standard.
Accounting pronouncements that will be effective after fiscal 2021
In March 2020, the Financial Accounting Standards Board (FASB) issued optional guidance which will ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the cessation of the London Interbank Offered Rate (LIBOR). The amendments can be elected immediately, as of March 12, 2020, through December 31, 2022. We are currently evaluating if we will apply the optional guidance as we assess the impact of the cessation of LIBOR on our current contracts and hedging relationships and the potential impact on our financial position, results of operations and cash flows.

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
Significant regulatory assets and liabilities as of December 31, 2020 and September 30, 2020 included the following:

	December 31, 2020	September 30, 2020
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$146,734	$149,089
Infrastructure mechanisms(1)	155,526	183,943
Deferred gas costs	11,322	40,593
Recoverable loss on reacquired debt	4,529	4,894
Deferred pipeline record collection costs	30,166	29,839
Other	4,969	6,283
	$353,246	$414,641
Regulatory liabilities:
Regulatory excess deferred taxes(2)	$713,993	$718,651
Regulatory cost of removal obligation	527,087	531,096
Deferred gas costs	15,196	19,985
Asset retirement obligation	20,348	20,348
APT annual adjustment mechanism	55,313	57,379
Other	19,433	19,554
	$1,351,370	$1,367,013

(1)Infrastructure mechanisms in Texas, Louisiana and Tennessee allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.
(2)Includes amount from the remeasurement of the net deferred tax liability included in our rate base as a result of the Tax Cuts and Jobs Act of 2017 (the "TCJA") and a Kansas legislative change enacted in fiscal 2020. Of this amount, $18.8 million as of December 31, 2020 and $20.9 million as of September 30, 2020 is recorded in other current liabilities. These liabilities are currently being returned to customers in most of our jurisdictions on a provisional basis over 15 to 69 years until formal orders establish the final refund periods.

As of December 31, 2020, we received regulatory orders in most states to defer into a regulatory asset all expenses, beyond the normal course of business, related to Coronavirus Disease 2019 (COVID-19 or virus), including bad debt expense. As of December 31, 2020, no amounts have been recorded as regulatory assets or liabilities for expenses related to COVID-19.
3.    Segment Information

 We manage and review our consolidated operations through the following reportable segments:

•The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states.
•The pipeline and storage segment is comprised primarily of the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Income statements and capital expenditures for the three months ended December 31, 2020 and 2019 by segment are presented in the following tables:

	Three Months Ended December 31, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$875,887	$38,593	$—	$914,480
Intersegment revenues	763	121,120	(121,883)	—
Total operating revenues	876,650	159,713	(121,883)	914,480
Purchased gas cost	411,072	(1,244)	(121,568)	288,260
Operation and maintenance expense	108,802	30,156	(315)	138,643
Depreciation and amortization expense	82,870	32,415	—	115,285
Taxes, other than income	64,352	9,100	—	73,452
Operating income	209,554	89,286	—	298,840
Other non-operating income	835	5,237	—	6,072
Interest charges	10,712	11,298	—	22,010
Income before income taxes	199,677	83,225	—	282,902
Income tax expense	45,985	19,239	—	65,224
Net income	$153,692	$63,986	$—	$217,678
Capital expenditures	$306,016	$150,793	$—	$456,809

	Three Months Ended December 31, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$827,840	$47,723	$—	$875,563
Intersegment revenues	664	100,453	(101,117)	—
Total operating revenues	828,504	148,176	(101,117)	875,563
Purchased gas cost	397,558	99	(100,789)	296,868
Operation and maintenance expense	114,352	38,221	(328)	152,245
Depreciation and amortization expense	76,074	28,988	—	105,062
Taxes, other than income	60,243	8,364	—	68,607
Operating income	180,277	72,504	—	252,781
Other non-operating income	1,954	2,933	—	4,887
Interest charges	16,362	10,867	—	27,229
Income before income taxes	165,869	64,570	—	230,439
Income tax expense	36,112	15,654	—	51,766
Net income	$129,757	$48,916	$—	$178,673
Capital expenditures	$404,247	$124,939	$—	$529,186

Balance sheet information at December 31, 2020 and September 30, 2020 by segment is presented in the following tables:

	December 31, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$10,235,658	$3,526,485	$—	$13,762,143
Total assets	$15,694,179	$3,757,875	$(2,976,175)	$16,475,879

	September 30, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$9,944,978	$3,410,369	$—	$13,355,347
Total assets	$14,578,176	$3,647,907	$(2,867,051)	$15,359,032

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic weighted average shares outstanding is calculated based upon the weighted average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 7 to the unaudited condensed consolidated financial statements, when the impact is dilutive. Basic and diluted earnings per share for the three months ended December 31, 2020 and 2019 are calculated as follows:

	Three Months Ended December 31
	2020	2019
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$217,678	$178,673
Less: Income allocated to participating securities	151	136
Income available to common shareholders	$217,527	$178,537
Basic weighted average shares outstanding	127,034	121,113
Net income per share — Basic	$1.71	$1.47
Diluted Earnings Per Share
Income available to common shareholders	$217,527	$178,537
Effect of dilutive shares	—	—
Income available to common shareholders	$217,527	$178,537
Basic weighted average shares outstanding	127,034	121,113
Dilutive shares	—	246
Diluted weighted average shares outstanding	127,034	121,359
Net income per share - Diluted	$1.71	$1.47

5.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$591,834	$—	$552,076	$—
Commercial	208,947	—	211,314	—
Industrial	24,708	—	24,925	—
Public authority and other	13,062	—	13,022	—
Total gas sales revenues	838,551	—	801,337	—
Transportation revenues	27,767	164,761	26,640	152,010
Miscellaneous revenues	2,396	5,148	6,786	5,155
Revenues from contracts with customers	868,714	169,909	834,763	157,165
Alternative revenue program revenues(1)	7,441	(10,196)	(6,751)	(8,989)
Other revenues	495	—	492	—
Total operating revenues	$876,650	$159,713	$828,504	$148,176
(1)    In our distribution segment, we have weather-normalization adjustment mechanisms that serve to mitigate the effects of weather on our revenue. Additionally, APT has a regulatory mechanism that requires that we share with its tariffed customers 75% of the difference between the total non-tariffed revenues earned during a test period and a revenue benchmark.

Accounts receivable and allowance for uncollectible accounts
Accounts receivable arise from natural gas sales to residential, commercial, industrial, public authority and other customers. Our accounts receivable balance includes unbilled amounts which represent a customer’s consumption of gas from the date of the last cycle billing through the last day of the month. The receivable balances are short term and generally do not extend beyond one month. To minimize credit risk, we assess the credit worthiness of new customers, require deposits where necessary, assess late fees, pursue collection activities and disconnect service for nonpayment. After disconnection, accounts are written off when deemed uncollectible.
As described in Note 2, on October 1, 2020, we adopted new accounting guidance which requires credit losses on our accounts receivable to be measured using an expected credit loss model over the entire contractual term from the date of initial recognition. At each reporting period, we assess the allowance for uncollectible accounts based on historical experience, current conditions and consideration of expected future conditions. Circumstances which could affect our estimates include, but are not limited to, customer credit issues, the level of natural gas prices, customer deposits and general economic conditions.
Due to the COVID-19 pandemic, in March 2020 we temporarily suspended disconnecting customers for nonpayment and stopped charging late fees. We are actively working with our customers experiencing financial hardship through flexible payment options and directing them to aid agencies for financial assistance. Our allowance for uncollectible accounts reflects the expected impact on our customers’ ability to pay when we resume disconnection activity.

A rollforward of our allowance for uncollectible accounts for the three months ended December 31, 2020 is presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 78 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.

Three Months Ended December 31, 2020

Beginning balance, September 30, 2020	$29,949
Current period provisions	6,937
Write-offs charged against allowance	(2,288)
Recoveries of amounts previously written off	491
Ending balance, December 31, 2020	$35,089

6.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Other than as described below, there were no material changes in the terms of our debt instruments during the three months ended December 31, 2020.
Long-term debt at December 31, 2020 and September 30, 2020 consisted of the following:

	December 31, 2020	September 30, 2020
	(In thousands)
Unsecured 3.00% Senior Notes, due 2027	$500,000	$500,000
Unsecured 2.625% Senior Notes, due 2029	300,000	300,000
Unsecured 1.50% Senior Notes, due 2031	600,000	—
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due 2049	500,000	500,000
Floating-rate term loan, due 2022	200,000	200,000
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Finance lease obligations	8,608	8,631
Total long-term debt	5,168,608	4,568,631
Less:
Original issue discount on unsecured senior notes and debentures	3,090	583
Debt issuance cost	40,485	36,104
Current maturities	171	165
	$5,124,862	$4,531,779
On October 1, 2020, we completed a public offering of $600 million of 1.50% senior notes due 2031. The net proceeds from the offering, after the underwriting discount and offering expenses, of $592.3 million, were used for general corporate purposes, including the repayment of working capital borrowings pursuant to our commercial paper program and the related settlement of our interest rate swaps. The effective interest rate on these notes is 1.71%, after giving effect to the offering costs and settlement of our interest rate swaps.
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
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that expires on September 25, 2023. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 1.25 percent, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At December 31, 2020 and September 30, 2020, there were no amounts outstanding under our commercial paper program.
We have a $600 million 364-day unsecured revolving credit facility, which expires April 22, 2021 and is used to provide additional working capital funding. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 1.25 percent, based on the Company's credit ratings. At December 31, 2020, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which expires on March 31, 2021 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of December 31, 2020.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which expires April 29, 2021 and is used to issue letters of credit and to provide working capital funding. At December 31, 2020, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At December 31, 2020, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 43 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of December 31, 2020. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

7.    Shareholders' Equity

The following tables present a reconciliation of changes in stockholders' equity for the three months ended December 31, 2020 and 2019.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2020	125,882,477	$629	$4,377,149	$(57,589)	$2,471,014	$6,791,203
Net income	—	—	—	—	217,678	217,678
Other comprehensive income	—	—	—	60,121	—	60,121
Cash dividends ($0.625 per share)	—	—	—	—	(79,023)	(79,023)
Common stock issued:
Public and other stock offerings	2,126,118	11	219,998	—	—	220,009
Stock-based compensation plans	144,366	1	3,167	—	—	3,168
Balance, December 31, 2020	128,152,961	$641	$4,600,314	$2,532	$2,609,669	$7,213,156

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2019	119,338,925	$597	$3,712,194	$(114,583)	$2,152,015	$5,750,223
Net income	—	—	—	—	178,673	178,673
Other comprehensive income	—	—	—	1,052	—	1,052
Cash dividends ($0.575 per share)	—	—	—	—	(69,557)	(69,557)
Common stock issued:
Public and other stock offerings	2,758,929	13	263,259	—	—	263,272
Stock-based compensation plans	164,549	1	4,111	—	—	4,112
Balance, December 31, 2019	122,262,403	$611	$3,979,564	$(113,531)	$2,261,131	$6,127,775
Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
On February 11, 2020, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $4.0 billion in common stock and/or debt securities, which expires February 11, 2023. At December 31, 2020, approximately $2.4 billion of securities remained available for issuance under the shelf registration statement.
During the three months ended December 31, 2020, we executed forward sales under our ATM equity sales program with various forward sellers who borrowed and sold 1,201,674 shares of our common stock at an aggregate price of $121.8 million. During the three months ended December 31, 2020, we also settled forward sale agreements with respect to 2,085,492 shares that had been borrowed and sold by various forward sellers during fiscal 2019 under the ATM program for net proceeds of $216.0 million. As of December 31, 2020, approximately $430 million of equity remains available for issuance under the ATM program. Additionally, we had $246.8 million in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In thousands)	Forward Price
June 30, 2021	1,060,660	$107,255	$101.12
September 30, 2021	1,391,517	139,579	$100.31
Total	2,452,177	$246,834	$100.66

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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2020	$238	$(57,827)	$(57,589)
Other comprehensive income (loss) before reclassifications	(63)	59,042	58,979
Amounts reclassified from accumulated other comprehensive income	—	1,142	1,142
Net current-period other comprehensive income (loss)	(63)	60,184	60,121
December 31, 2020	$175	$2,357	$2,532

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2019	$132	$(114,715)	$(114,583)
Other comprehensive loss before reclassifications	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive income	—	1,053	1,053
Net current-period other comprehensive income (loss)	(1)	1,053	1,052
December 31, 2019	$131	$(113,662)	$(113,531)

8.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three months ended December 31, 2020 and 2019 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.

	Three Months Ended December 31
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,612	$4,653	$4,306	$3,366
Interest cost(1)	5,028	5,843	2,660	2,653
Expected return on assets(1)	(6,978)	(7,079)	(2,614)	(2,625)
Amortization of prior service cost (credit)(1)	(58)	(58)	43	43
Amortization of actuarial (gain) loss(1)	3,172	(1,271)	—	(334)
Net periodic pension cost	$5,776	$2,088	$4,395	$3,103
(1)    The components of net periodic cost other than the service cost component are included in the line item other non-operating expense in the condensed consolidated statements of comprehensive income or are capitalized on the condensed consolidated balance sheets as a regulatory asset or liability, as described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

For the three months ended December 31, 2020 we contributed $4.1 million to our postretirement medical plans. We anticipate contributing a total of between $15 million and $25 million to our postretirement plans during fiscal 2021.

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
The National Transportation Safety Board (NTSB) held a public meeting on January 12, 2021 to determine the probable cause of the incident that occurred at a Dallas, Texas residence on February 23, 2018 that resulted in one fatality and injuries to four other residents. At the meeting, the Board deliberated and voted on proposed findings of fact, a probable cause statement, and safety recommendations. At the conclusion of the Board meeting, the NTSB issued an abstract to its website (www.ntsb.gov) that included an Executive Summary, Findings, Probable Cause, and Recommendations. The NTSB noted in the Abstract that the NTSB staff is currently making final revisions to the report and that the final report and safety recommendations letters would be later distributed to recommendation recipients, including Atmos Energy.
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices indexed to natural gas hubs. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. There were no material changes to the purchase commitments for the three months ended December 31, 2020.
Rate Regulatory Proceedings
As of December 31, 2020, routine rate regulatory proceedings were in progress in Colorado, Kansas and West Texas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the three months ended December 31, 2020.

10.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. During the three months ended December 31, 2020, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.

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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2020-2021 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we anticipate hedging approximately 39 percent, or 15.8 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.
Interest Rate Risk Management Activities
We manage interest rate risk by periodically entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.

As of December 31, 2020, we had the following forward starting interest rate swaps to effectively fix the Treasury yield component which we designated as cash flow hedges at the time the agreements were executed:

Planned Debt Issuance Date	Amount Hedged	Interest Rate
Fiscal 2022	$450,000	1.33%
Fiscal 2023	300,000	1.36%
Fiscal 2025	300,000	1.35%
	$1,050,000
Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and statements of comprehensive income.
As of December 31, 2020, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of December 31, 2020, we had 11,641 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of December 31, 2020 and September 30, 2020. The gross amounts of recognized assets and liabilities are netted within our unaudited condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, for December 31, 2020 and September 30, 2020, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
December 31, 2020
Designated As Hedges:
Interest rate contracts	Other current assets / Other current liabilities	$56,484	$—
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	92,678	—
Total		149,162	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	993	(1,843)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	243	—
Total		1,236	(1,843)
Gross / Net Financial Instruments		$150,398	$(1,843)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2020
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$73,055	$—
Total		73,055	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	5,687	(2,015)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	1,936	—
Total		7,623	(2,015)
Gross / Net Financial Instruments		$80,678	$(2,015)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended December 31, 2020 and 2019 was $1.5 million and $1.4 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three months ended December 31, 2020 and 2019. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the statement of comprehensive income as incurred.

	Three Months Ended December 31
	2020	2019
	(In thousands)
Increase in fair value:
Interest rate agreements	$59,042	$—
Recognition of losses in earnings due to settlements:
Interest rate agreements	1,142	1,053
Total other comprehensive income (loss) from hedging, net of tax	$60,184	$1,053
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of December 31, 2020, we had $113.4 million of net realized losses in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net losses recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2049. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$(4,566)
Thereafter	(108,794)
Total	$(113,360)

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

11.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. During the three months ended December 31, 2020, there were no changes in these methods.
Fair value measurements also apply to the valuation of our pension and postretirement plan assets. Current accounting guidance requires employers to annually disclose information about fair value measurements of the assets of a defined benefit pension or other postretirement plan. The fair value of these assets is presented in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of

December 31, 2020 and September 30, 2020. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	December 31, 2020
	(In thousands)
Assets:
Financial instruments	$—	$150,398	$—	$—	$150,398
Debt and equity securities
Registered investment companies	35,518	—	—	—	35,518
Bond mutual funds	30,204	—	—	—	30,204
Bonds(2)	—	34,142	—	—	34,142
Money market funds	—	6,162	—	—	6,162
Total debt and equity securities	65,722	40,304	—	—	106,026
Total assets	$65,722	$190,702	$—	$—	$256,424
Liabilities:
Financial instruments	$—	$1,843	$—	$—	$1,843

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2020
	(In thousands)
Assets:
Financial instruments	$—	$80,678	$—	$—	$80,678
Debt and equity securities
Registered investment companies	37,831	—	—	—	37,831
Bond mutual funds	29,166	—	—	—	29,166
Bonds(2)	—	32,900	—	—	32,900
Money market funds	—	4,055	—	—	4,055
Total debt and equity securities	66,997	36,955	—	—	103,952
Total assets	$66,997	$117,633	$—	$—	$184,630
Liabilities:
Financial instruments	$—	$2,015	$—	$—	$2,015

(1)Our Level 2 measurements consist of over-the-counter options and swaps, which are valued using a market-based approach in which observable market prices are adjusted for criteria specific to each instrument, such as the strike price, notional amount or basis differences, municipal and corporate bonds, which are valued based on the most recent available quoted market prices and money market funds that are valued at cost.
(2)Our investments in bonds are considered available-for-sale debt securities in accordance with current accounting guidance.
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described further in Note 2 to the unaudited condensed consolidated financial statements, we adopted ASC 326 effective October 1, 2020. In accordance with the new guidance, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns and any intent to sell the security. As of December 31, 2020, no allowance for credit losses was recorded for our available-for-sale debt securities. At December 31, 2020 and September 30, 2020, the amortized cost of our available-for-sale debt securities was $33.9 million and $32.6 million. At December 31, 2020, we maintained investments in bonds that have contractual maturity dates ranging from January 2021 through December 2023.
Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of December 31, 2020 and September 30, 2020:

	December 31, 2020	September 30, 2020
	(In thousands)
Carrying Amount	$5,160,000	$4,560,000
Fair Value	$6,294,671	$5,597,183
12.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. During the three months ended December 31, 2020, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of December 31, 2020, the related condensed consolidated statements of comprehensive income and cash flows for the three months ended December 31, 2020 and 2019, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2020, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated November 13, 2020, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
February 2, 2021

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2020.
Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995
The statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: federal, state and local regulatory and political trends and decisions, including the impact of rate proceedings before various state regulatory commissions; increased federal regulatory oversight and potential penalties; possible increased federal, state and local regulation of the safety of our operations; the impact of greenhouse gas emissions or other legislation or regulations intended to address climate change; possible significant costs and liabilities resulting from pipeline integrity and other similar programs and related repairs; the inherent hazards and risks involved in distributing, transporting and storing natural gas; the availability and accessibility of contracted gas supplies, interstate pipeline and/or storage services; increased competition from energy suppliers and alternative forms of energy; adverse weather conditions; the impact of climate change; the inability to continue to hire, train and retain operational, technical and managerial personnel; increased dependence on technology that may hinder the Company's business if such technologies fail; the threat of cyber-attacks or acts of cyber-terrorism that could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information; natural disasters, terrorist activities or other events and other risks and uncertainties discussed herein, all of which are difficult to predict and many of which are beyond our control; the capital-intensive nature of our business; our ability to continue to access the credit and capital markets to execute our business strategy; market risks beyond our control affecting our risk management activities, including commodity price volatility, counterparty performance or creditworthiness and interest rate risk; the concentration of our operations in Texas; the impact of adverse economic conditions on our customers; changes in the availability and price of natural gas; increased costs of providing health care benefits, along with pension and postretirement health care benefits and increased funding requirements; and the outbreak of COVID-19 and its impact on business and economic conditions. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at December 31, 2020 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

We manage and review our consolidated operations through the following reportable segments:

•The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states.
•The pipeline and storage segment is comprised primarily of the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana.

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
Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and include the following:
•Regulation
•Unbilled revenue
•Pension and other postretirement plans
•Impairment assessments
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the three months ended December 31, 2020.
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
During the three months ended December 31, 2020, we recorded net income of $217.7 million, or $1.71 per diluted share, compared to net income of $178.7 million, or $1.47 per diluted share for the three months ended December 31, 2019. The 22 percent period-over-period increase in net income largely reflects positive rate outcomes driven by safety and reliability spending and customer growth in our distribution segment combined with a reduction in certain operating and maintenance expenses in both our segments due to the timing of certain activities.
During the three months ended December 31, 2020, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $106.6 million. As of December 31, 2020, we had ratemaking efforts in progress seeking a total increase in annual operating income of $11.6 million.
Capital expenditures for the three months ended December 31, 2020 were $456.8 million. Over 85 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the three months ended December 31, 2020, we completed approximately $722 million of long-term debt and equity financing. As of December 31, 2020, our equity capitalization was 58.5 percent and we had over $2.9 billion in total liquidity, including cash and cash equivalents and funds available through equity forward sales agreements.
As a result of our sustained financial performance, our Board of Directors increased the quarterly dividend by 8.7 percent for fiscal 2021.
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

Our ability to earn our authorized rates of return is based primarily on our ability to improve the rate design in our various ratemaking jurisdictions to minimize regulatory lag and, ultimately, separate the recovery of our approved rates from customer usage patterns. Improving rate design is a long-term process and is further complicated by the fact that we operate in multiple rate jurisdictions. Under our current rate design, approximately 70 percent of our distribution segment revenues are earned through the first six months of the fiscal year. Additionally, we currently recover approximately 60 percent of our distribution segment revenue, excluding gas costs, through the base customer charge, which partially separates the recovery of our approved rate from customer usage patterns.
Seasonal weather patterns can also affect our distribution operations. However, the effect of weather that is above or below normal is substantially offset through weather normalization adjustments, known as WNA, which have been approved by state regulatory commissions for approximately 97 percent of our residential and commercial revenues in the following states for the following time periods:

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
Three Months Ended December 31, 2020 compared with Three Months Ended December 31, 2019
Financial and operational highlights for our distribution segment for the three months ended December 31, 2020 and 2019 are presented below.

	Three Months Ended December 31
	2020	2019	Change
	(In thousands, unless otherwise noted)
Operating revenues	$876,650	$828,504	$48,146
Purchased gas cost	411,072	397,558	13,514
Operating expenses	256,024	250,669	5,355
Operating income	209,554	180,277	29,277
Other non-operating income	835	1,954	(1,119)
Interest charges	10,712	16,362	(5,650)
Income before income taxes	199,677	165,869	33,808
Income tax expense	45,985	36,112	9,873
Net income	$153,692	$129,757	$23,935
Consolidated distribution sales volumes — MMcf	88,861	99,061	(10,200)
Consolidated distribution transportation volumes — MMcf	39,609	40,497	(888)
Total consolidated distribution throughput — MMcf	128,470	139,558	(11,088)
Consolidated distribution average cost of gas per Mcf sold	$4.63	$4.01	$0.62

Operating income for our distribution segment increased 16 percent, which primarily reflects:
•a $37.0 million net increase in rate adjustments, primarily in our Mid-Tex, Mississippi, Louisiana and West Texas Divisions.
•a $5.7 million increase from customer growth primarily in our Mid-Tex Division.
•a $2.9 million decrease in travel and entertainment expense.
Partially offset by:
•a $5.3 million decrease in net weather and consumption, primarily due to weather that was 14 percent warmer than the prior year and a 15 percent period over period decrease in commercial sales volumes. The decrease in commercial sales volumes is attributable to warmer weather as well as the economic impact of the pandemic.
•a $4.5 million decrease in service order revenues primarily due to the temporary suspension of collection activities.
•a $2.3 million increase in bad debt expense primarily due to the temporary suspension of collection activities.
•a $9.8 million increase in depreciation expense and property taxes associated with increased capital investments.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended December 31, 2020 and 2019. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended December 31
	2020	2019	Change
	(In thousands)
Mid-Tex	$102,320	$78,295	$24,025
Kentucky/Mid-States	24,106	23,281	825
Louisiana	23,119	24,293	(1,174)
West Texas	20,047	17,766	2,281
Mississippi	24,634	22,414	2,220
Colorado-Kansas	13,230	13,736	(506)
Other	2,098	492	1,606
Total	$209,554	$180,277	$29,277

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first three months of fiscal 2021, we implemented regulatory proceedings, resulting in a $106.6 million increase in annual operating income as summarized below.

Rate Action	Annual Increase in Operating Income
(In thousands)
Annual formula rate mechanisms	$106,569
Rate case filings	—
Other rate activity	—
$106,569

The following ratemaking efforts seeking $11.6 million in increased annual operating income were in progress as of December 31, 2020:

Division	Rate Action	Jurisdiction	Operating Income (Loss) Requested
			(In thousands)
Colorado-Kansas	Infrastructure Mechanism	Colorado (1)	$2,366
Colorado-Kansas	Infrastructure Mechanism	Kansas (2)	1,703
Colorado-Kansas	Ad Valorem	Kansas (3)	(877)
West Texas	Rate Case	Amarillo, Lubbock, Dalhart and Channing	8,406
			$11,598

(1)    The Colorado Public Utilities Commission approved the SSIR implementation at their December 16, 2020 meeting with rates effective January 1, 2021.
(2)    The Kansas Corporation Commission approved the GSRS filing on January 26, 2021.
(3)    The Kansas Corporation Commission approved the Ad Valorem filing on January 14, 2021.

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

The following annual formula rate mechanisms were approved during the three months ended December 31, 2020:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	Effective Date
		(In thousands)
2021 Filings:
Mid-Tex	Mid-Tex Cities RRM	12/31/2019	$82,645	12/01/2020
West Texas	West Texas Cities RRM	12/31/2019	5,645	12/01/2020
Mississippi	Mississippi - SIR	10/31/2021	10,556	11/01/2020
Mississippi	Mississippi - SRF	10/31/2021	5,856	11/01/2020
Kentucky/Mid-States	Virginia - SAVE	09/30/2021	305	10/01/2020
Kentucky/Mid-States	Kentucky PRP	09/30/2021	1,562	10/01/2020
Total 2021 Filings			$106,569
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. There was no rate case activity completed during the three months ended December 31, 2020.

Other Ratemaking Activity
The Company had no other ratemaking activity during the three months ended December 31, 2020.

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

Three Months Ended December 31, 2020 compared with Three Months Ended December 31, 2019
Financial and operational highlights for our pipeline and storage segment for the three months ended December 31, 2020 and 2019 are presented below.

	Three Months Ended December 31
	2020	2019	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$125,261	$113,163	$12,098
Third-party transportation revenue	30,821	30,300	521
Other revenue	3,631	4,713	(1,082)
Total operating revenues	159,713	148,176	11,537
Total purchased gas cost	(1,244)	99	(1,343)
Operating expenses	71,671	75,573	(3,902)
Operating income	89,286	72,504	16,782
Other non-operating income	5,237	2,933	2,304
Interest charges	11,298	10,867	431
Income before income taxes	83,225	64,570	18,655
Income tax expense	19,239	15,654	3,585
Net income	$63,986	$48,916	$15,070
Gross pipeline transportation volumes — MMcf	204,865	223,712	(18,847)
Consolidated pipeline transportation volumes — MMcf	144,587	156,529	(11,942)
Operating income for our pipeline and storage segment increased 23 percent, which primarily reflects:
•a $13.3 million net increase due to rate adjustments from the GRIP filing approved in May 2020. The increase in rates was driven by increased safety and reliability spending.
•an $8.2 million decrease in system maintenance expense primarily due to well integrity costs that were non-recurring from the prior year.
Partially offset by:
•a $1.2 million net decrease primarily associated with the tightening of regional spreads driven by increased competing takeaway capacity in the Permian Basin.
•a $4.6 million increase in depreciation expense and property taxes associated with increased capital investments.

Liquidity and Capital Resources
The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. As of December 31, 2020, external debt financing is provided primarily through the issuance of long-term debt, a $1.5 billion commercial paper program and four committed revolving credit facilities with a total availability from third-party lenders of approximately $2.2 billion. The commercial paper program and credit facilities provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company's desired capital structure with an equity-to-total-capitalization ratio between 50% and 60%, inclusive of long-term and short-term debt. Additionally, we have various uncommitted trade credit lines with our gas suppliers that we utilize to purchase natural gas on a monthly basis.
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $4.0 billion in common stock and/or debt securities. At December 31, 2020, approximately $2.4 billion of securities remained available for issuance under the shelf registration statement, which expires February 11, 2023.
We also have an at-the-market (ATM) equity sales program that allows us to issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires February 11, 2023. As of December 31, 2020, approximately $430 million of equity is available for issuance under this ATM equity sales program. Additionally, as of December 31, 2020, we have $246.8 million in proceeds available through September 30, 2021 from previously executed forward sale agreements. Additional details are summarized in Note 7 to the unaudited condensed consolidated financial statements.

The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2021. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of December 31, 2020, September 30, 2020 and December 31, 2019:

	December 31, 2020		September 30, 2020		December 31, 2019
	(In thousands, except percentages)
Short-term debt	$—	—%	$—	—%	$—	—%
Long-term debt(1)	5,125,033	41.5%	4,531,944	40.0%	4,324,335	41.4%
Shareholders’ equity	7,213,156	58.5%	6,791,203	60.0%	6,127,775	58.6%
Total	$12,338,189	100.0%	$11,323,147	100.0%	$10,452,110	100.0%
(1)     Inclusive of our finance leases.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the three months ended December 31, 2020 and 2019 are presented below.

	Three Months Ended December 31
	2020	2019	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$157,069	$172,445	$(15,376)
Investing activities	(453,592)	(528,235)	74,643
Financing activities	733,314	520,512	212,802
Change in cash and cash equivalents	436,791	164,722	272,069
Cash and cash equivalents at beginning of period	20,808	24,550	(3,742)
Cash and cash equivalents at end of period	$457,599	$189,272	$268,327
Cash flows from operating activities
For the three months ended December 31, 2020, we generated cash flow from operating activities of $157.1 million compared with $172.4 million for the three months ended December 31, 2019. The $15.4 million decrease in operating cash flows reflects working capital changes, primarily as a result of the increase in the price of natural gas, the timing of gas cost recoveries under our purchase gas cost mechanisms and the timing of customer collections partially offset by the positive effects of successful rate case outcomes achieved in fiscal 2020.
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
For the three months ended December 31, 2020, cash used for investing activities was $453.6 million compared to $528.2 million for the three months ended December 31, 2019. Capital spending decreased by $72.4 million, or 14 percent, primarily as a result of timing of spending in our distribution segment.
Cash flows from financing activities
For the three months ended December 31, 2020, our financing activities provided $733.3 million of cash compared with $520.5 million of cash provided by financing activities in the prior-year period.

In the three months ended December 31, 2020, we received $808.3 million in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $600 million of 1.50% senior notes due 2031 and received net proceeds from the offering, after the underwriting discount and offering expenses, of $592.3 million. Additionally, during the three months ended December 31, 2020, we settled 2,085,492 shares that had been sold on a forward basis for net proceeds of $216.0 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes.
Cash dividends increased due to a 8.7 percent increase in our dividend rate and an increase in shares outstanding.
In the three months ended December 31, 2019, we received $1.1 billion in net proceeds from the issuance of long-term debt and equity. The net proceeds were used primarily to support capital spending, reduce short term debt and for other general corporate purposes. Cash dividends increased due to a 9.5 percent increase in our dividend rate and an increase in shares outstanding.
The following table summarizes our share issuances for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31
	2020	2019
Shares issued:
Direct Stock Purchase Plan	19,918	17,772
1998 Long-Term Incentive Plan	144,366	164,549
Retirement Savings Plan and Trust	20,708	21,097
Equity Issuance	2,085,492	2,720,060
Total shares issued	2,270,484	2,923,478
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of December 31, 2020, our outlook and current debt ratings, which are all considered investment grade are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of December 31, 2020. Our debt covenants are described in greater detail in Note 6 to the unaudited condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 9 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the three months ended December 31, 2020.

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
The following table shows the components of the change in fair value of our financial instruments for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31
	2020	2019
	(In thousands)
Fair value of contracts at beginning of period	$78,663	$(3,990)
Contracts realized/settled	1,332	(2,863)
Fair value of new contracts	87	105
Other changes in value	68,473	(711)
Fair value of contracts at end of period	148,555	(7,459)
Netting of cash collateral	—	—
Cash collateral and fair value of contracts at period end	$148,555	$(7,459)
The fair value of our financial instruments at December 31, 2020 is presented below by time period and fair value source:

	Fair Value of Contracts at December 31, 2020
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$55,634	$45,324	$47,597	$—	$148,555
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$55,634	$45,324	$47,597	$—	$148,555

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three month periods ended December 31, 2020 and 2019.
Distribution Sales and Statistical Data

	Three Months Ended December 31
	2020	2019
METERS IN SERVICE, end of period
Residential	3,077,786	3,020,990
Commercial	281,840	276,455
Industrial	1,673	1,664
Public authority and other	8,323	8,554
Total meters	3,369,622	3,307,663

INVENTORY STORAGE BALANCE — Bcf	58.1	58.1
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	53,530	58,780
Commercial	26,687	31,253
Industrial	6,651	6,855
Public authority and other	1,993	2,173
Total gas sales volumes	88,861	99,061
Transportation volumes	41,285	42,274
Total throughput	130,146	141,335
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended December 31
	2020	2019
CUSTOMERS, end of period
Industrial	92	94
Other	217	242
Total	309	336

INVENTORY STORAGE BALANCE — Bcf	1.3	1.4
PIPELINE TRANSPORTATION VOLUMES — MMcf(1)	204,865	223,712
Note to preceding tables:

(1)Sales and transportation volumes reflect segment operations, including intercompany sales and transportation amounts.
RECENT ACCOUNTING DEVELOPMENTS
Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. During the three months ended December 31, 2020, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of the fiscal year ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the three months ended December 31, 2020, except as noted in Note 9 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2020.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 5, 2019)	Exhibit 3.1 to Form 8-K dated February 5, 2019 (File No. 1-10042)
4.1(a)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.2 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.1(b)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.3 to Form 8-K dated October 1, 2020 (File No. 1-10042)
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: February 2, 2021