Form 10-Q
period 2021-03-31
ATMOS ENERGY CORP
filed 2021-05-05
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2021.

Class		Shares Outstanding
Common stock	No Par Value	130,671,944

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
LIBOR	London Interbank Offered Rate
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NTSB	National Transportation Safety Board
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SIR	System Integrity Rider
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	September 30, 2020
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$16,752,585	$15,957,221
Less accumulated depreciation and amortization	2,712,997	2,601,874
Net property, plant and equipment	14,039,588	13,355,347
Current assets
Cash and cash equivalents	865,311	20,808
Accounts receivable, net (See Note 5)	469,595	230,595
Gas stored underground	50,043	111,950
Other current assets	235,485	107,905
Total current assets	1,620,434	471,258
Goodwill	731,257	731,257
Deferred charges and other assets (See Note 8)	3,017,531	801,170
	$19,408,810	$15,359,032
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: March 31, 2021 — 130,667,109 shares; September 30, 2020 — 125,882,477 shares	$653	$629
Additional paid-in capital	4,853,703	4,377,149
Accumulated other comprehensive income (loss)	140,471	(57,589)
Retained earnings	2,826,098	2,471,014
Shareholders’ equity	7,820,925	6,791,203
Long-term debt	7,316,404	4,531,779
Total capitalization	15,137,329	11,322,982
Current liabilities
Accounts payable and accrued liabilities	263,597	235,775
Other current liabilities	607,525	546,461
Current maturities of long-term debt	177	165
Total current liabilities	871,299	782,401
Deferred income taxes	1,658,000	1,456,569
Regulatory excess deferred taxes	639,496	697,764
Regulatory cost of removal obligation	465,104	457,188
Deferred credits and other liabilities	637,582	642,128
	$19,408,810	$15,359,032
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31
	2021	2020
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$1,282,674	$933,005
Pipeline and storage segment	154,168	146,237
Intersegment eliminations	(117,769)	(101,577)
Total operating revenues	1,319,073	977,665

Purchased gas cost
Distribution segment	691,147	418,935
Pipeline and storage segment	113	202
Intersegment eliminations	(117,451)	(101,254)
Total purchased gas cost	573,809	317,883

Operation and maintenance expense	156,375	147,824
Depreciation and amortization expense	118,636	105,916
Taxes, other than income	88,449	74,604
Operating income	381,804	331,438
Other non-operating income (expense)	2,834	(2,989)
Interest charges	26,096	22,171
Income before income taxes	358,542	306,278
Income tax expense	61,788	66,632
Net income	$296,754	$239,646
Basic net income per share	$2.30	$1.95
Diluted net income per share	$2.30	$1.95
Cash dividends per share	$0.625	$0.575
Basic weighted average shares outstanding	129,161	122,916
Diluted weighted average shares outstanding	129,164	122,997

Net income	$296,754	$239,646
Other comprehensive income (loss), net of tax
Net unrealized holding losses on available-for-sale securities, net of tax of $19 and $49	(66)	(163)
Cash flow hedges:
Amortization and unrealized gain on interest rate agreements, net of tax of $39,887 and $312	138,005	1,053
Total other comprehensive income	137,939	890
Total comprehensive income	$434,693	$240,536
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended March 31
	2021	2020
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$2,159,324	$1,761,509
Pipeline and storage segment	313,881	294,413
Intersegment eliminations	(239,652)	(202,694)
Total operating revenues	2,233,553	1,853,228

Purchased gas cost
Distribution segment	1,102,219	816,493
Pipeline and storage segment	(1,131)	301
Intersegment eliminations	(239,019)	(202,043)
Total purchased gas cost	862,069	614,751

Operation and maintenance expense	295,018	300,069
Depreciation and amortization expense	233,921	210,978
Taxes, other than income	161,901	143,211
Operating income	680,644	584,219
Other non-operating income	8,906	1,898
Interest charges	48,106	49,400
Income before income taxes	641,444	536,717
Income tax expense	127,012	118,398
Net income	$514,432	$418,319
Basic net income per share	$4.01	$3.43
Diluted net income per share	$4.01	$3.42
Cash dividends per share	$1.25	$1.15
Basic weighted average shares outstanding	128,098	122,015
Diluted weighted average shares outstanding	128,100	122,179

Net income	$514,432	$418,319
Other comprehensive income (loss), net of tax
Net unrealized holding losses on available-for-sale securities, net of tax of $37 and $49	(129)	(164)
Cash flow hedges:
Amortization and unrealized gain on interest rate agreements, net of tax of $57,282 and $623	198,189	2,106
Total other comprehensive income	198,060	1,942
Total comprehensive income	$712,492	$420,261
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31
	2021	2020
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$514,432	$418,319
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	233,921	210,978
Deferred income taxes	128,725	110,664
Other	(938)	7,144
Net assets / liabilities from risk management activities	(1,954)	1,310
Net change in Winter Storm Uri regulatory asset (See Note 8)	(2,093,534)	—
Net change in other operating assets and liabilities	(182,898)	(114,640)
Net cash provided by (used in) operating activities	(1,402,246)	633,775
Cash Flows From Investing Activities
Capital expenditures	(845,728)	(994,737)
Debt and equity securities activities, net	(5,506)	(1,131)
Other, net	5,171	4,631
Net cash used in investing activities	(846,063)	(991,237)
Cash Flows From Financing Activities
Net decrease in short-term debt	—	(264,992)
Net proceeds from equity offering	460,678	258,047
Issuance of common stock through stock purchase and employee retirement plans	8,291	8,321
Proceeds from issuance of long-term debt	2,797,346	799,450
Cash dividends paid	(159,348)	(140,077)
Debt issuance costs	(14,155)	(7,738)
Net cash provided by financing activities	3,092,812	653,011
Net increase in cash and cash equivalents	844,503	295,549
Cash and cash equivalents at beginning of period	20,808	24,550
Cash and cash equivalents at end of period	$865,311	$320,099

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2021
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at March 31, 2021, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis, aside from accounting policy changes noted below, as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 2021 are not indicative of our results of operations for the full 2021 fiscal year, which ends September 30, 2021.
Except as described in Note 6 and Note 8 to the unaudited condensed consolidated financial statements regarding recent activity related to our revolving credit facilities and securitization legislation, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the unaudited condensed consolidated financial statements.
Significant accounting policies
Except as noted below, related to the change in policies as a result of our adoption of new accounting standards, our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
During the second quarter of fiscal 2021, we completed our goodwill impairment assessment. We test for goodwill at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired.
Accounting pronouncements adopted in fiscal 2021
Effective October 1, 2020, we adopted new accounting guidance that requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, we estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. The new guidance also introduces a new impairment recognition model for available-for-sale debt securities that will require credit losses to be recorded through an allowance account. We adopted the new guidance using a modified retrospective method. The adoption of this standard did not have a material impact on our financial position, results of operations and cash flows and no adjustments were made to October 1, 2020 opening balances as a result of this adoption. As required under the modified retrospective method of adoption, results for the reporting period beginning after October 1, 2020 are presented under Accounting Standards Codification (ASC) 326, while prior period amounts are not adjusted. See Notes 5 and 12 to the unaudited condensed consolidated financial statements for further discussion of implementation of the standard.
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
Regulatory assets and liabilities
Accounting principles generally accepted in the United States require cost-based, rate-regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. As a result, certain costs are permitted to be capitalized rather than expensed because they can be recovered through rates. We record certain costs as regulatory assets when future recovery through customer rates is considered probable. Regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. Substantially all of our regulatory assets are recorded as a component of deferred charges and other assets and our regulatory liabilities are recorded as a component of other current liabilities and deferred credits and other liabilities. Deferred gas costs are recorded either in other current assets or liabilities.
Significant regulatory assets and liabilities as of March 31, 2021 and September 30, 2020 included the following:

	March 31, 2021	September 30, 2020
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$143,685	$149,089
Infrastructure mechanisms(1)	189,154	183,943
Winter Storm Uri incremental costs(2)	2,093,534	—
Deferred gas costs	19,636	40,593
Recoverable loss on reacquired debt	4,165	4,894
Deferred pipeline record collection costs	30,415	29,839
Other	6,093	6,283
	$2,486,682	$414,641
Regulatory liabilities:
Regulatory excess deferred taxes(3)	$702,393	$718,651
Regulatory cost of removal obligation	531,625	531,096
Deferred gas costs	122,864	19,985
Asset retirement obligation	20,348	20,348
APT annual adjustment mechanism	44,291	57,379
Other	25,828	19,554
	$1,447,349	$1,367,013

(1)Infrastructure mechanisms in Texas, Louisiana and Tennessee allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.
(2)Includes extraordinary gas costs incurred during Winter Storm Uri and related carrying costs. See Note 8 to the unaudited condensed consolidated financial statements for further information. This amount is recorded within deferred charges and other assets on the condensed consolidated balance sheet as of March 31, 2021.
(3)Includes amount from the remeasurement of the net deferred tax liability included in our rate base as a result of the Tax Cuts and Jobs Act of 2017 (the "TCJA") and a Kansas legislative change enacted in fiscal 2020. Of this amount, $62.9 million as of March 31, 2021 and $20.9 million as of September 30, 2020 is recorded in other current liabilities. These liabilities are currently being returned to customers in most of our jurisdictions on a provisional basis over 15 to 69 years until formal orders establish the final refund periods. During the six months ended March 31, 2021, our effective income tax rate decreased from 22.1% to 19.8%, primarily due to the approval of the amortization of excess deferred income taxes to APT customers.

As of March 31, 2021, we received regulatory orders in most states to defer into a regulatory asset all expenses, beyond the normal course of business, related to Coronavirus Disease 2019 (COVID-19 or virus), including bad debt expense. As of March 31, 2021, no amounts have been recorded as regulatory assets or liabilities for expenses related to COVID-19.
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
Income statements and capital expenditures for the three and six months ended March 31, 2021 and 2020 by segment are presented in the following tables:

	Three Months Ended March 31, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,281,826	$37,247	$—	$1,319,073
Intersegment revenues	848	116,921	(117,769)	—
Total operating revenues	1,282,674	154,168	(117,769)	1,319,073
Purchased gas cost	691,147	113	(117,451)	573,809
Operation and maintenance expense	123,990	32,703	(318)	156,375
Depreciation and amortization expense	85,667	32,969	—	118,636
Taxes, other than income	78,615	9,834	—	88,449
Operating income	303,255	78,549	—	381,804
Other non-operating income (expense)	(760)	3,594	—	2,834
Interest charges	14,017	12,079	—	26,096
Income before income taxes	288,478	70,064	—	358,542
Income tax expense	56,142	5,646	—	61,788
Net income	$232,336	$64,418	$—	$296,754
Capital expenditures	$296,184	$92,735	$—	$388,919

	Three Months Ended March 31, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$932,296	$45,369	$—	$977,665
Intersegment revenues	709	100,868	(101,577)	—
Total operating revenues	933,005	146,237	(101,577)	977,665
Purchased gas cost	418,935	202	(101,254)	317,883
Operation and maintenance expense	115,851	32,296	(323)	147,824
Depreciation and amortization expense	76,265	29,651	—	105,916
Taxes, other than income	68,413	6,191	—	74,604
Operating income	253,541	77,897	—	331,438
Other non-operating income (expense)	(5,191)	2,202	—	(2,989)
Interest charges	10,797	11,374	—	22,171
Income before income taxes	237,553	68,725	—	306,278
Income tax expense	50,489	16,143	—	66,632
Net income	$187,064	$52,582	$—	$239,646
Capital expenditures	$373,313	$92,238	$—	$465,551

	Six Months Ended March 31, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,157,713	$75,840	$—	$2,233,553
Intersegment revenues	1,611	238,041	(239,652)	—
Total operating revenues	2,159,324	313,881	(239,652)	2,233,553
Purchased gas cost	1,102,219	(1,131)	(239,019)	862,069
Operation and maintenance expense	232,792	62,859	(633)	295,018
Depreciation and amortization expense	168,537	65,384	—	233,921
Taxes, other than income	142,967	18,934	—	161,901
Operating income	512,809	167,835	—	680,644
Other non-operating income	75	8,831	—	8,906
Interest charges	24,729	23,377	—	48,106
Income before income taxes	488,155	153,289	—	641,444
Income tax expense	102,127	24,885	—	127,012
Net income	$386,028	$128,404	$—	$514,432
Capital expenditures	$602,200	$243,528	$—	$845,728

	Six Months Ended March 31, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,760,136	$93,092	$—	$1,853,228
Intersegment revenues	1,373	201,321	(202,694)	—
Total operating revenues	1,761,509	294,413	(202,694)	1,853,228
Purchased gas cost	816,493	301	(202,043)	614,751
Operation and maintenance expense	230,203	70,517	(651)	300,069
Depreciation and amortization expense	152,339	58,639	—	210,978
Taxes, other than income	128,656	14,555	—	143,211
Operating income	433,818	150,401	—	584,219
Other non-operating income (expense)	(3,237)	5,135	—	1,898
Interest charges	27,159	22,241	—	49,400
Income before income taxes	403,422	133,295	—	536,717
Income tax expense	86,601	31,797	—	118,398
Net income	$316,821	$101,498	$—	$418,319
Capital expenditures	$777,560	$217,177	$—	$994,737

Balance sheet information at March 31, 2021 and September 30, 2020 by segment is presented in the following tables:

	March 31, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$10,465,072	$3,574,516	$—	$14,039,588
Total assets	$18,661,545	$3,799,037	$(3,051,772)	$19,408,810

	September 30, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$9,944,978	$3,410,369	$—	$13,355,347
Total assets	$14,578,176	$3,647,907	$(2,867,051)	$15,359,032

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic weighted average shares outstanding is calculated based upon the weighted average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 7 to the unaudited condensed consolidated financial statements, when the impact is dilutive. Basic and diluted earnings per share for the three and six months ended March 31, 2021 and 2020 are calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$296,754	$239,646	$514,432	$418,319
Less: Income allocated to participating securities	199	178	350	314
Income available to common shareholders	$296,555	$239,468	$514,082	$418,005
Basic weighted average shares outstanding	129,161	122,916	128,098	122,015
Net income per share — Basic	$2.30	$1.95	$4.01	$3.43
Diluted Earnings Per Share
Income available to common shareholders	$296,555	$239,468	$514,082	$418,005
Effect of dilutive shares	—	—	—	—
Income available to common shareholders	$296,555	$239,468	$514,082	$418,005
Basic weighted average shares outstanding	129,161	122,916	128,098	122,015
Dilutive shares	3	81	2	164
Diluted weighted average shares outstanding	129,164	122,997	128,100	122,179
Net income per share - Diluted	$2.30	$1.95	$4.01	$3.42

5.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$893,720	$—	$596,315	$—
Commercial	326,182	—	230,779	—
Industrial	31,066	—	25,628	—
Public authority and other	20,227	—	14,662	—
Total gas sales revenues	1,271,195	—	867,384	—
Transportation revenues	30,973	151,565	28,504	154,748
Miscellaneous revenues	3,325	3,878	6,986	1,335
Revenues from contracts with customers	1,305,493	155,443	902,874	156,083
Alternative revenue program revenues(1)	(23,313)	(1,275)	29,638	(9,846)
Other revenues	494	—	493	—
Total operating revenues	$1,282,674	$154,168	$933,005	$146,237

	Six Months Ended March 31, 2021		Six Months Ended March 31, 2020
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$1,485,554	$—	$1,148,391	$—
Commercial	535,129	—	442,093	—
Industrial	55,774	—	50,553	—
Public authority and other	33,289	—	27,684	—
Total gas sales revenues	2,109,746	—	1,668,721	—
Transportation revenues	58,740	316,326	55,144	306,758
Miscellaneous revenues	5,721	9,026	13,772	6,490
Revenues from contracts with customers	2,174,207	325,352	1,737,637	313,248
Alternative revenue program revenues(1)	(15,872)	(11,471)	22,887	(18,835)
Other revenues	989	—	985	—
Total operating revenues	$2,159,324	$313,881	$1,761,509	$294,413
(1)    In our distribution segment, we have weather-normalization adjustment mechanisms that serve to mitigate the effects of weather on our revenue. Additionally, APT has a regulatory mechanism that requires that we share with its tariffed customers 75% of the difference between the total non-tariffed revenues earned during a test period and a regulatorily determined revenue benchmark.
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
As described in Note 2 to the unaudited condensed consolidated financial statements, on October 1, 2020, we adopted new accounting guidance which requires credit losses on our accounts receivable to be measured using an expected credit loss model over the entire contractual term from the date of initial recognition. At each reporting period, we assess the allowance for uncollectible accounts based on historical experience, current conditions and consideration of expected future conditions. Circumstances which could affect our estimates include, but are not limited to, customer credit issues, the level of natural gas prices, customer deposits and general economic conditions.

Due to the COVID-19 pandemic, in March 2020 we temporarily suspended disconnecting customers for nonpayment and stopped charging late fees. We are actively working with our customers experiencing financial hardship to offer flexible payment options and directing them to aid agencies for financial assistance. Our allowance for uncollectible accounts reflects the expected impact on our customers’ ability to pay when we resume disconnection activity.
Rollforwards of our allowance for uncollectible accounts for the three and six months ended March 31, 2021 are presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 78 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.

Three Months Ended March 31, 2021
(In thousands)
Beginning balance, December 31, 2020	$35,089
Current period provisions	11,532
Write-offs charged against allowance	(2,381)
Recoveries of amounts previously written off	440
Ending balance, March 31, 2021	$44,680

Six Months Ended March 31, 2021
(In thousands)
Beginning balance, September 30, 2020	$29,949
Current period provisions	18,469
Write-offs charged against allowance	(4,669)
Recoveries of amounts previously written off	931
Ending balance, March 31, 2021	$44,680

6.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Other than as described below, there were no material changes in the terms of our debt instruments during the six months ended March 31, 2021.

Long-term debt at March 31, 2021 and September 30, 2020 consisted of the following:

	March 31, 2021	September 30, 2020
	(In thousands)
Unsecured 0.625% Senior Notes, due 2023	$1,100,000	$—
Unsecured 3.00% Senior Notes, due 2027	500,000	500,000
Unsecured 2.625% Senior Notes, due 2029	300,000	300,000
Unsecured 1.50% Senior Notes, due 2031	600,000	—
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due 2049	500,000	500,000
Floating-rate term loan, due April 2022	200,000	200,000
Floating-rate Senior Notes, due 2023	1,100,000	—
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Finance lease obligations	8,612	8,631
Total long-term debt	7,368,612	4,568,631
Less:
Original issue discount on unsecured senior notes and debentures	3,030	583
Debt issuance cost	49,001	36,104
Current maturities	177	165
	$7,316,404	$4,531,779
On March 9, 2021, we completed a public offering of $1.1 billion of 0.625% senior notes due 2023, with an effective interest rate of 0.834%, after giving effect to the offering costs, and $1.1 billion floating rate senior notes due 2023 that bear interest at a rate equal to the the Three-Month LIBOR rate plus 0.38%. The net proceeds from the offering, after the underwriting discount and offering expenses of $2.2 billion, were used for the payment of unplanned natural gas costs incurred during Winter Storm Uri. See Note 8 to the unaudited condensed consolidated financial statements for further information. The notes are subject to optional redemption at any time on or after September 9, 2021 at a price equal to 100 percent of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.
On October 1, 2020, we completed a public offering of $600 million of 1.50% senior notes due 2031, with an effective interest rate of 1.71%, after giving effect to the offering costs and settlement of our interest rate swaps. The net proceeds from the offering, after the underwriting discount and offering expenses, of $592.3 million, were used for general corporate purposes, including the repayment of working capital borrowings pursuant to our commercial paper program and the related settlement of our interest rate swaps.
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
Our short-term borrowing requirements are satisfied through a combination of a $1.5 billion commercial paper program and four committed revolving credit facilities with third-party lenders that provide $2.5 billion of total working capital funding.
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that was replaced on March 31, 2021, with a new five-year unsecured $1.5 billion credit facility that expires on March 31, 2026. The new facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for LIBOR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At March 31, 2021 and September 30, 2020, there were no amounts outstanding under our commercial paper program.
We had a $600 million 364-day unsecured revolving credit facility, which was replaced on March 31, 2021, with a new $900 million three-year unsecured revolving credit facility. This new facility will be used primarily to provide additional working capital funding. The new facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for LIBOR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $100 million accordion feature, which provides the opportunity to increase the total committed loan to $1.0 billion. At March 31, 2021, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2021 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of March 31, 2021.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed April 29, 2021 and is used to issue letters of credit and to provide working capital funding. At March 31, 2021, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At March 31, 2021, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 49 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of March 31, 2021. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

7.    Shareholders' Equity

The following tables present a reconciliation of changes in stockholders' equity for the three and six months ended March 31, 2021 and 2020.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2020	125,882,477	$629	$4,377,149	$(57,589)	$2,471,014	$6,791,203
Net income	—	—	—	—	217,678	217,678
Other comprehensive income	—	—	—	60,121	—	60,121
Cash dividends ($0.625 per share)	—	—	—	—	(79,023)	(79,023)
Common stock issued:
Public and other stock offerings	2,126,118	11	219,998	—	—	220,009
Stock-based compensation plans	144,366	1	3,167	—	—	3,168
Balance, December 31, 2020	128,152,961	641	4,600,314	2,532	2,609,669	7,213,156
Net income	—	—	—	—	296,754	296,754
Other comprehensive income	—	—	—	137,939	—	137,939
Cash dividends ($0.625 per share)	—	—	—	—	(80,325)	(80,325)
Common stock issued:
Public and other stock offerings	2,498,026	12	248,948	—	—	248,960
Stock-based compensation plans	16,122	—	4,441	—	—	4,441
Balance, March 31, 2021	130,667,109	$653	$4,853,703	$140,471	$2,826,098	$7,820,925

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2019	119,338,925	$597	$3,712,194	$(114,583)	$2,152,015	$5,750,223
Net income	—	—	—	—	178,673	178,673
Other comprehensive income	—	—	—	1,052	—	1,052
Cash dividends ($0.575 per share)	—	—	—	—	(69,557)	(69,557)
Common stock issued:
Public and other stock offerings	2,758,929	13	263,259	—	—	263,272
Stock-based compensation plans	164,549	1	4,111	—	—	4,112
Balance, December 31, 2019	122,262,403	611	3,979,564	(113,531)	2,261,131	6,127,775
Net income	—	—	—	—	239,646	239,646
Other comprehensive income	—	—	—	890	—	890
Cash dividends ($0.575 per share)	—	—	—	—	(70,520)	(70,520)
Common stock issued:
Public and other stock offerings	38,662	1	3,095	—	—	3,096
Stock-based compensation plans	7,660	—	3,528	—	—	3,528
Balance, March 31, 2020	122,308,725	$612	$3,986,187	$(112,641)	$2,430,257	$6,304,415
Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
On February 11, 2020, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $4.0 billion in common stock and/or debt securities, which expires February 11, 2023. At March 31, 2021, approximately $200 million of securities were available for issuance under the shelf registration statement.
During the six months ended March 31, 2021, we executed forward sales under our ATM equity sales program with various forward sellers who borrowed and sold 2,472,912 shares of our common stock at an aggregate price of $238.6 million. During the six months ended March 31, 2021, we also settled forward sale agreements with respect to 4,537,669 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $460.7 million. As of March 31, 2021, approximately $313 million of equity was available for issuance under the ATM program. Additionally, we had $115.6 million in available proceeds, based on a net price of $90.96 per share, from outstanding forward sale agreements, available through June 30, 2022.

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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2020	$238	$(57,827)	$(57,589)
Other comprehensive income (loss) before reclassifications	(129)	195,906	195,777
Amounts reclassified from accumulated other comprehensive income	—	2,283	2,283
Net current-period other comprehensive income (loss)	(129)	198,189	198,060
March 31, 2021	$109	$140,362	$140,471

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2019	$132	$(114,715)	$(114,583)
Other comprehensive loss before reclassifications	(163)	—	(163)
Amounts reclassified from accumulated other comprehensive income	(1)	2,106	2,105
Net current-period other comprehensive income (loss)	(164)	2,106	1,942
March 31, 2020	$(32)	$(112,609)	$(112,641)

8.    Winter Storm Uri
Overview
A historic winter storm impacted supply, market pricing and demand for natural gas in our service territories in mid-February. During this time, the governors of Kansas and Texas each declared a state of emergency, and certain regulatory agencies issued emergency orders that impacted the utility and natural gas industries, including statewide utilities curtailment programs and orders encouraging or requiring jurisdictional natural gas utilities to work to ensure customers were provided with safe and reliable natural gas service.
Due to the historic nature of this winter storm, we experienced unforeseeable and unprecedented market pricing for gas costs, which resulted in aggregated natural gas purchases during the month of February of approximately $2.3 billion. These gas costs were paid by the end of March 2021.
Incremental Financing
As discussed in Note 6 to the unaudited condensed consolidated financial statements, on March 9, 2021, we completed a public offering of $2.2 billion in debt securities and the net proceeds from the offering, after the underwriting discount and offering expenses, were used to substantially fund these purchased gas costs. As a result of this unplanned debt issuance, S&P lowered its long-term/short-term credit ratings from A/A-1 to A-/A-2 and placed our ratings under negative outlook. Moody’s reaffirmed its long-term and short-term credit ratings and placed our ratings under negative outlook. These credit rating adjustments and the issuance of unplanned debt did not impact our ability to satisfy our debt covenants.

Regulatory Asset Accounting
Our purchased gas costs are recoverable through purchased gas cost adjustment mechanisms in each state where we operate. Due to the unprecedented level of purchased gas costs incurred during Winter Storm Uri, the Kansas Corporation Commission (KCC) and the Railroad Commission of Texas (RRC) issued orders authorizing natural gas utilities to record a regulatory asset to account for the extraordinary costs associated with the winter storm. Pursuant to these orders, as of March 31, 2021, we have recorded a $2.1 billion regulatory asset for incremental costs, including carrying costs, incurred in Kansas ($76.7 million) and Texas ($2,016.8 million) within deferred charges and other assets on our condensed consolidated balance sheet. These costs are subject to review for prudency by each commission and may be adjusted.
Income Taxes
We deduct our purchased gas costs for federal income tax purposes in the period they are paid. Based on our current projection of taxable income for fiscal 2021 and the expected magnitude of the purchased gas cost deduction, we recorded a $469.4 million (tax effected) increase in our net operating loss carryforwards and a corresponding increase to our deferred tax liability as of March 31, 2021.
At March 31, 2021, we had $813.1 million (tax effected) of federal net operating loss carryforwards. The federal net operating loss carryforwards are available to offset future taxable income. Net operating loss carryforwards incurred prior to December 22, 2017 begin to expire in 2029. The Company also has $57.5 million (tax effected) of state net operating loss carryforwards (net of $15.3 million of federal effects) and $1.8 million of state tax credits carryforwards (net of $0.5 million of federal effects). Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards are subject to expiration through the remainder of fiscal 2021.
Securitization Legislation
To minimize the impact on the customer bill by extending the recovery periods for these unprecedented purchased gas costs, the Kansas and Texas State Legislatures each introduced securitization legislation during our fiscal second quarter. The following summarizes the status of the legislation as of the date of this filing.
Kansas
The Kansas securitization legislation permits a natural gas public utility, in its sole discretion, to apply to the KCC for a financing order for the recovery of qualified extraordinary costs through the issuance of bonds. Within 25 days after a complete application is filed, the KCC shall establish a procedural schedule that requires it to issue a decision on the application within 180 days from the date a complete application was filed. Utilities may apply for a recovery period of up to 32 years. The legislation became effective April 9, 2021.
Texas
The proposed Texas securitization legislation authorizes the RRC to issue a statewide securitization financing order to recover the extraordinary gas costs incurred by natural gas utilities from current and future customers through uniform monthly volumetric charges for a period of up to 30 years.
The proposed legislation provides that natural gas utilities have 60 days from the passage of the bill to submit extraordinary gas costs incurred during Winter Storm Uri for a prudency review. The RRC has 90 days to approve each filing. Following the approval of all applications, the RRC will issue a financing order to the Texas Public Financing Authority authorizing the issuance of customer rate relief bonds to securitize the aggregated extraordinary costs for all participating utilities. The participating utilities, as servicers acting on behalf of the state of the securitization financing, will bill and collect customer rate relief charges from their current and future customers and remit the collections to the state issuer of the securitization financing. The proposed legislation is still being considered by the Texas Legislature.

9.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2021 and 2020 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,613	$4,652	$4,306	$3,366
Interest cost(1)	5,028	5,843	2,660	2,653
Expected return on assets(1)	(6,978)	(7,079)	(2,614)	(2,625)
Amortization of prior service cost (credit)(1)	(58)	(58)	43	43
Amortization of actuarial (gain) loss(1)	3,171	3,242	—	(334)
Net periodic pension cost	$5,776	$6,600	$4,395	$3,103

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(In thousands)
Components of net periodic pension cost:
Service cost	$9,225	$9,305	$8,612	$6,733
Interest cost(1)	10,056	11,686	5,320	5,306
Expected return on assets(1)	(13,956)	(14,158)	(5,228)	(5,249)
Amortization of prior service cost (credit)(1)	(116)	(116)	86	87
Amortization of actuarial (gain) loss(1)	6,343	6,483	—	(669)
Net periodic pension cost	$11,552	$13,200	$8,790	$6,208
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
For the six months ended March 31, 2021 we contributed $8.7 million to our postretirement medical plans. We anticipate contributing a total of between $15 million and $25 million to our postretirement plans during fiscal 2021.

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
The National Transportation Safety Board (NTSB) held a public meeting on January 12, 2021 to determine the probable cause of the incident that occurred at a Dallas, Texas residence on February 23, 2018 that resulted in one fatality and injuries to four other residents. At the meeting, the Board deliberated and voted on proposed findings of fact, a probable cause statement, and safety recommendations. On February 8, 2021, the NTSB issued its final report that included an Executive Summary, Findings, Probable Cause, and Recommendations. Also on February 8, 2021, safety recommendations letters were distributed to recommendation recipients, including Atmos Energy. Following the release of the NTSB’s final report, the Railroad Commission of Texas (RRC) completed its safety evaluation related to the same incident finding four alleged violations and initiated an enforcement proceeding to pursue administrative penalties totaling $1.6 million. We are working with the RRC to resolve the alleged violations and satisfy the administrative penalties.

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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices indexed to natural gas hubs. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. There were no material changes to the purchase commitments for the six months ended March 31, 2021.
Rate Regulatory Proceedings
As of March 31, 2021, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the six months ended March 31, 2021.

11.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. During the six months ended March 31, 2021, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.
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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2020-2021 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 39 percent, or 15.8 Bcf, of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.
Interest Rate Risk Management Activities
We manage interest rate risk by periodically entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
As of March 31, 2021, we had the following forward starting interest rate swaps to effectively fix the Treasury yield component which we designated as cash flow hedges at the time the agreements were executed:

Planned Debt Issuance Date	Amount Hedged	Effective Interest Rate
	(In thousands)
Fiscal 2022	$450,000	1.33%
Fiscal 2023	300,000	1.36%
Fiscal 2025	300,000	1.35%
	$1,050,000

Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and statements of comprehensive income.
As of March 31, 2021, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of March 31, 2021, we had 8,584 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of March 31, 2021 and September 30, 2020. The gross amounts of recognized assets and liabilities are netted within our unaudited condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, for March 31, 2021 and September 30, 2020, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
March 31, 2021
Designated As Hedges:
Interest rate contracts	Other current assets / Other current liabilities	$131,798	$—
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	193,786	—
Total		325,584	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	1,574	(62)
Total		1,574	(62)
Gross / Net Financial Instruments		$327,158	$(62)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2020
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$73,055	$—
Total		73,055	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	5,687	(2,015)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	1,936	—
Total		7,623	(2,015)
Gross / Net Financial Instruments		$80,678	$(2,015)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2021 and

2020 was $1.5 million and $1.4 million and for the six months ended March 31, 2021 and 2020 was $2.9 million and $2.7 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and six months ended March 31, 2021 and 2020. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the statement of comprehensive income as incurred.

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In thousands)
Increase in fair value:
Interest rate agreements	$136,864	$—	$195,906	$—
Recognition of losses in earnings due to settlements:
Interest rate agreements	1,141	1,053	2,283	2,106
Total other comprehensive income (loss) from hedging, net of tax	$138,005	$1,053	$198,189	$2,106
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of March 31, 2021, we had $112.2 million of net realized losses in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net losses recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2049. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$(4,566)
Thereafter	(107,653)
Total	$(112,219)

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

12.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. During the six months ended March 31, 2021, there were no changes in these methods.
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

Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and September 30, 2020. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	March 31, 2021
	(In thousands)
Assets:
Financial instruments	$—	$327,158	$—	$—	$327,158
Debt and equity securities
Registered investment companies	34,501	—	—	—	34,501
Bond mutual funds	34,131	—	—	—	34,131
Bonds(2)	—	35,755	—	—	35,755
Money market funds	—	5,105	—	—	5,105
Total debt and equity securities	68,632	40,860	—	—	109,492
Total assets	$68,632	$368,018	$—	$—	$436,650
Liabilities:
Financial instruments	$—	$62	$—	$—	$62

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2020
	(In thousands)
Assets:
Financial instruments	$—	$80,678	$—	$—	$80,678
Debt and equity securities
Registered investment companies	37,831	—	—	—	37,831
Bond mutual funds	29,166	—	—	—	29,166
Bonds(2)	—	32,900	—	—	32,900
Money market funds	—	4,055	—	—	4,055
Total debt and equity securities	66,997	36,955	—	—	103,952
Total assets	$66,997	$117,633	$—	$—	$184,630
Liabilities:
Financial instruments	$—	$2,015	$—	$—	$2,015

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described further in Note 2 to the unaudited condensed consolidated financial statements, we adopted ASC 326 effective October 1, 2020. In accordance with the new guidance, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns and any intent to sell the security. As of March 31, 2021, no allowance for credit losses was recorded for our available-for-sale debt securities. At March 31, 2021 and September 30, 2020, the amortized cost of our available-for-sale debt securities was $35.6 million and $32.6 million. At March 31, 2021, we maintained investments in bonds that have contractual maturity dates ranging from April 2021 through March 2024.
Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of March 31, 2021 and September 30, 2020:

	March 31, 2021	September 30, 2020
	(In thousands)
Carrying Amount	$7,360,000	$4,560,000
Fair Value	$7,828,415	$5,597,183
13.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. During the six months ended March 31, 2021, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of March 31, 2021, the related condensed consolidated statements of comprehensive income for the three and six months ended March 31, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
May 5, 2021

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at March 31, 2021 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
•Regulation
•Unbilled revenue
•Pension and other postretirement plans
•Impairment assessments
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the six months ended March 31, 2021.
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
During the six months ended March 31, 2021, we recorded net income of $514.4 million, or $4.01 per diluted share, compared to net income of $418.3 million, or $3.42 per diluted share for the six months ended March 31, 2020. The 23 percent period-over-period increase in net income largely reflects positive rate outcomes driven by safety and reliability spending and customer growth in our distribution segment combined with a reduction in certain operating and maintenance expenses. Additionally, in our distribution segment, we have experienced lower service order revenues and higher bad debt expense due to the temporary suspension of collection activities during the pandemic. Finally, our year-to-date results reflect a reduction in our annual effective tax rate related to the refund of excess deferred taxes, primarily to APT customers, which has been or will be offset by a corresponding decrease in revenues over the remainder of the fiscal year.
During the six months ended March 31, 2021, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $109.8 million. As of March 31, 2021, we had ratemaking efforts in progress seeking a total increase in annual operating income of $113.8 million.
Capital expenditures for the six months ended March 31, 2021 were $845.7 million. Over 85 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the six months ended March 31, 2021, we completed approximately $3.1 billion of long-term debt and equity financing, including the $2.2 billion of incremental financing issued to pay for the purchased gas costs incurred during Winter Storm Uri. As of March 31, 2021, our equity capitalization was 60.4 percent, excluding the $2.2 billion of incremental financing, and we had approximately $3.5 billion in total liquidity, including cash and cash equivalents and funds available through equity forward sales agreements.
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
Three Months Ended March 31, 2021 compared with Three Months Ended March 31, 2020
Financial and operational highlights for our distribution segment for the three months ended March 31, 2021 and 2020 are presented below.

	Three Months Ended March 31
	2021	2020	Change
	(In thousands, unless otherwise noted)
Operating revenues	$1,282,674	$933,005	$349,669
Purchased gas cost	691,147	418,935	272,212
Operating expenses	288,272	260,529	27,743
Operating income	303,255	253,541	49,714
Other non-operating expense	(760)	(5,191)	4,431
Interest charges	14,017	10,797	3,220
Income before income taxes	288,478	237,553	50,925
Income tax expense	56,142	50,489	5,653
Net income	$232,336	$187,064	$45,272
Consolidated distribution sales volumes — MMcf	145,478	119,358	26,120
Consolidated distribution transportation volumes — MMcf	45,765	44,512	1,253
Total consolidated distribution throughput — MMcf	191,243	163,870	27,373
Consolidated distribution average cost of gas per Mcf sold	$4.75	$3.51	$1.24
Operating income for our distribution segment increased 20 percent, which primarily reflects:

•a $65.8 million net increase in rate adjustments, primarily in our Mid-Tex, Mississippi and West Texas Divisions.
•a $4.9 million increase from customer growth primarily in our Mid-Tex Division.
Partially offset by:
•a $3.9 million decrease in service order revenues primarily due to the temporary suspension of collection activities.
•a $6.5 million increase in bad debt expense primarily due to the temporary suspension of collection activities.
•a $12.3 million increase in depreciation expense and property taxes associated with increased capital investments.
The quarter-over-quarter decrease in our effective income tax rate reflects the anticipated impact on our annual effective income tax rate for the refund of excess deferred income taxes to customers that began during the second quarter of fiscal 2021. This reduction in income tax expense has been or will be offset with a corresponding reduction in revenues over the remainder of the fiscal year.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended March 31, 2021 and 2020. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended March 31
	2021	2020	Change
	(In thousands)
Mid-Tex	$148,649	$109,707	$38,942
Kentucky/Mid-States	33,248	34,386	(1,138)
Louisiana	32,572	31,302	1,270
West Texas	26,199	23,844	2,355
Mississippi	38,143	32,243	5,900
Colorado-Kansas	20,863	18,796	2,067
Other	3,581	3,263	318
Total	$303,255	$253,541	$49,714
Six Months Ended March 31, 2021 compared with Six Months Ended March 31, 2020
Financial and operational highlights for our distribution segment for the six months ended March 31, 2021 and 2020 are presented below.

	Six Months Ended March 31
	2021	2020	Change
	(In thousands, unless otherwise noted)
Operating revenues	$2,159,324	$1,761,509	$397,815
Purchased gas cost	1,102,219	816,493	285,726
Operating expenses	544,296	511,198	33,098
Operating income	512,809	433,818	78,991
Other non-operating income (expense)	75	(3,237)	3,312
Interest charges	24,729	27,159	(2,430)
Income before income taxes	488,155	403,422	84,733
Income tax expense	102,127	86,601	15,526
Net income	$386,028	$316,821	$69,207
Consolidated distribution sales volumes — MMcf	234,339	218,419	15,920
Consolidated distribution transportation volumes — MMcf	85,374	85,009	365
Total consolidated distribution throughput — MMcf	319,713	303,428	16,285
Consolidated distribution average cost of gas per Mcf sold	$4.70	$3.74	$0.96
Operating income for our distribution segment increased 18 percent, which primarily reflects:
•a $102.7 million net increase in rate adjustments, primarily in our Mid-Tex, Mississippi, Louisiana and West Texas Divisions.
•a $10.7 million increase from customer growth primarily in our Mid-Tex Division.

•a $6.2 million decrease in operating and maintenance expenses, excluding bad debt expense, primarily due to a decrease in travel and entertainment expense.
•a $14.2 million increase in revenue-related taxes primarily in our Mid-Tex Division, partially offset by a corresponding $9.2 million increase in the related tax expense.
Partially offset by:
•an $8.1 million decrease in net weather and consumption, primarily during the first quarter of fiscal 2021 attributed to warmer weather and a decrease in commercial sales volumes.
•an $8.4 million decrease in service order revenues primarily due to the temporary suspension of collection activities.
•an $8.8 million increase in bad debt expense primarily due to the temporary suspension of collection activities.
•a $22.1 million increase in depreciation expense and property taxes associated with increased capital investments.
The year-over-year decrease in our effective income tax rate reflects the anticipated impact on our annual effective income tax rate for the refund of excess deferred income taxes to customers that began during the second quarter of fiscal 2021. This reduction in income tax expense has been or will be offset with a corresponding reduction in revenues over the remainder of the fiscal year.

The following table shows our operating income by distribution division, in order of total rate base, for the six months ended March 31, 2021 and 2020. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended March 31
	2021	2020	Change
	(In thousands)
Mid-Tex	$250,969	$188,002	$62,967
Kentucky/Mid-States	57,354	57,667	(313)
Louisiana	55,691	55,595	96
West Texas	46,246	41,610	4,636
Mississippi	62,777	54,657	8,120
Colorado-Kansas	34,093	32,532	1,561
Other	5,679	3,755	1,924
Total	$512,809	$433,818	$78,991

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first six months of fiscal 2021, we implemented regulatory proceedings, resulting in a $109.8 million increase in annual operating income as summarized below.

Rate Action	Annual Increase (Decrease) in Operating Income
(In thousands)
Annual formula rate mechanisms	$110,630
Rate case filings	—
Other rate activity	(877)
$109,753

The following ratemaking efforts seeking $69.8 million in increased annual operating income were in progress as of March 31, 2021:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Kentucky/Mid-States	Formula Rate Mechanism	Tennessee	$7,689
Louisiana	Formula Rate Mechanism	Louisiana	11,829
Mid-Tex	Formula Rate Mechanism	City of Dallas	15,871
Mid-Tex	Infrastructure Mechanism	ATM Cities	11,110
Mid-Tex	Infrastructure Mechanism	Environs	4,643
Mississippi	Infrastructure Mechanism	Mississippi	8,572
West Texas	Infrastructure Mechanism	Environs	1,271
West Texas	Infrastructure Mechanism	WTX Triangle	418
West Texas	Rate Case	Amarillo, Lubbock, Dalhart and Channing (1)	8,406
			$69,809
(1)    On March 5, 2021, we reached a settlement agreement of $5.1 million pending final approval by the ALDC cities in May 2021; we anticipate new rates will be implemented on June 1, 2021.

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

The following annual formula rate mechanisms were approved during the six months ended March 31, 2021:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	Effective Date
		(In thousands)
2021 Filings:
Colorado-Kansas	Kansas GSRS	09/30/2020	$1,695	02/01/2021
Colorado-Kansas	Colorado SSIR	12/31/2021	2,366	01/01/2021
Mid-Tex	Mid-Tex Cities RRM	12/31/2019	82,645	12/01/2020
West Texas	West Texas Cities RRM	12/31/2019	5,645	12/01/2020
Mississippi	Mississippi - SIR	10/31/2021	10,556	11/01/2020
Mississippi	Mississippi - SRF	10/31/2021	5,856	11/01/2020
Kentucky/Mid-States	Virginia - SAVE	09/30/2021	305	10/01/2020
Kentucky/Mid-States	Kentucky PRP	09/30/2021	1,562	10/01/2020
Total 2021 Filings			$110,630
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. There was no rate case activity completed during the six months ended March 31, 2021.

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the six months ended March 31, 2021.

Division	Jurisdiction	Rate Activity	Decrease in Annual Operating Income	Effective Date
			(In thousands)
2021 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$(877)	02/01/2021
Total 2021 Other Rate Activity			$(877)
(1)    The Ad Valorem filing relates to property taxes that are either over or undercollected compared to the amount included in our Kansas service area's base rate.

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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 12, 2021, APT made a GRIP filing that covered changes in net property, plant and equipment investment from January 1, 2020 through December 31, 2020 with a requested increase in operating income of $44.0 million.
Three Months Ended March 31, 2021 compared with Three Months Ended March 31, 2020
Financial and operational highlights for our pipeline and storage segment for the three months ended March 31, 2021 and 2020 are presented below.

	Three Months Ended March 31
	2021	2020	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$120,588	$113,570	$7,018
Third-party transportation revenue	29,508	31,307	(1,799)
Other revenue	4,072	1,360	2,712
Total operating revenues	154,168	146,237	7,931
Total purchased gas cost	113	202	(89)
Operating expenses	75,506	68,138	7,368
Operating income	78,549	77,897	652
Other non-operating income	3,594	2,202	1,392
Interest charges	12,079	11,374	705
Income before income taxes	70,064	68,725	1,339
Income tax expense	5,646	16,143	(10,497)
Net income	$64,418	$52,582	$11,836
Gross pipeline transportation volumes — MMcf	222,321	218,530	3,791
Consolidated pipeline transportation volumes — MMcf	130,578	143,465	(12,887)
Operating income for our pipeline and storage segment increased slightly, which primarily reflects:
•a $14.0 million increase due to rate adjustments from the GRIP filing approved in May 2020. The increase in rates was driven by increased safety and reliability spending.
Partially offset by:
•a $6.4 million decrease as we began to refund excess deferred income taxes to APT customers during the second quarter of fiscal 2021.
•a $3.4 million net decrease in APT's thru-system activities. Thru-system volumes decreased ten percent due to lower production related to the impact of Winter Storm Uri. Prices were 31 percent lower primarily associated with the tightening of regional spreads driven by increased competing takeaway capacity in the Permian Basin.
•a $6.8 million increase in depreciation expense and property taxes associated with increased capital investments.
The quarter-over-quarter decrease in our effective income tax rate reflects the anticipated impact on our annual effective income tax rate for the refund of excess deferred income taxes to APT customers that began during the second quarter of fiscal 2021. This reduction in income tax expense has been or will be offset with a corresponding reduction in revenues over the remainder of the fiscal year.

Six Months Ended March 31, 2021 compared with Six Months Ended March 31, 2020
Financial and operational highlights for our pipeline and storage segment for the six months ended March 31, 2021 and 2020 are presented below.

	Six Months Ended March 31
	2021	2020	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$245,849	$226,733	$19,116
Third-party transportation revenue	60,329	61,607	(1,278)
Other revenue	7,703	6,073	1,630
Total operating revenues	313,881	294,413	19,468
Total purchased gas cost	(1,131)	301	(1,432)
Operating expenses	147,177	143,711	3,466
Operating income	167,835	150,401	17,434
Other non-operating income	8,831	5,135	3,696
Interest charges	23,377	22,241	1,136
Income before income taxes	153,289	133,295	19,994
Income tax expense	24,885	31,797	(6,912)
Net income	$128,404	$101,498	$26,906
Gross pipeline transportation volumes — MMcf	427,186	442,242	(15,056)
Consolidated pipeline transportation volumes — MMcf	275,165	299,994	(24,829)
Operating income for our pipeline and storage segment increased 12 percent, which primarily reflects:
•a $27.3 million increase due to rate adjustments from the GRIP filing approved in May 2020. The increase in rates was driven by increased safety and reliability spending.
•a $7.8 million decrease in system maintenance expense primarily due to well integrity costs that were non-recurring from the prior year.
Partially offset by:
•a $6.4 million decrease as we began to refund excess deferred income taxes to APT customers during the second quarter of 2021.
•a $4.9 million net decrease in APT's thru-system activities. Thru-system volumes decreased ten percent due to lower production related to the impact of Winter Storm Uri as well as competing takeaway capacity. Additionally, prices were 16 percent lower primarily associated with the tightening of regional spreads driven by increased competing takeaway capacity in the Permian Basin.
•an $11.4 million increase in depreciation expense and property taxes associated with increased capital investments.
The year-over-year decrease in our effective income tax rate reflects the anticipated impact on our annual effective income tax rate for the refund of excess deferred income taxes to APT customers that began during the second quarter of fiscal 2021. This reduction in income tax expense has been or will be offset with a corresponding reduction in revenues over the remainder of the fiscal year.
Liquidity and Capital Resources
The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. Additionally, we have a $1.5 billion commercial paper program and four committed revolving credit facilities with $2.5 billion in total availability from third-party lenders. The commercial paper program and credit facilities provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company's desired capital structure with an equity-to-total-capitalization ratio between 50% and 60%, inclusive of long-term and short-term debt. Additionally, we have various uncommitted trade credit lines with our gas suppliers that we utilize to purchase natural gas on a monthly basis.
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $4.0 billion in common stock and/or debt securities. At March 31, 2021, approximately $200 million of securities were available for issuance under the shelf registration statement, which expires February 11, 2023.

We also have an at-the-market (ATM) equity sales program that allows us to issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires February 11, 2023. As of March 31, 2021, approximately $313 million of equity was available for issuance under this ATM equity sales program. Additionally, as of March 31, 2021, we have $115.6 million in proceeds from executed forward sale agreements available through June 30, 2022. Additional details are summarized in Note 7 to the unaudited condensed consolidated financial statements.
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2021. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of March 31, 2021, September 30, 2020 and March 31, 2020:

	March 31, 2021		September 30, 2020		March 31, 2020
	(In thousands, except percentages)
Short-term debt	$—	—%	$—	—%	$199,923	1.8%
Long-term debt(1)	7,316,581	48.3%	4,531,944	40.0%	4,328,997	40.0%
Shareholders’ equity(2)	7,820,925	51.7%	6,791,203	60.0%	6,304,415	58.2%
Total	$15,137,506	100.0%	$11,323,147	100.0%	$10,833,335	100.0%
(1)     Inclusive of our finance leases.
(2)     Excluding the $2.2 billion of incremental financing issued to pay for the purchased gas costs incurred during Winter Storm Uri, our equity capitalization ratio would have been 60.4%.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the six months ended March 31, 2021 and 2020 are presented below.

	Six Months Ended March 31
	2021	2020	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$(1,402,246)	$633,775	$(2,036,021)
Investing activities	(846,063)	(991,237)	145,174
Financing activities	3,092,812	653,011	2,439,801
Change in cash and cash equivalents	844,503	295,549	548,954
Cash and cash equivalents at beginning of period	20,808	24,550	(3,742)
Cash and cash equivalents at end of period	$865,311	$320,099	$545,212
Cash flows from operating activities
For the six months ended March 31, 2021, cash flow used from operating activities was $1.4 billion compared with cash flow generated from operating activities of $633.8 million for the six months ended March 31, 2020. The $2.0 billion decrease in operating cash flows reflects gas costs incurred during Winter Storm Uri, the timing of other gas cost recoveries under our purchase gas cost mechanisms and the timing of customer collections partially offset by the positive effects of successful rate case outcomes achieved in fiscal 2020.
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

For the six months ended March 31, 2021, cash used for investing activities was $846.1 million compared to $991.2 million for the six months ended March 31, 2020. Capital spending decreased by $149.0 million, or 15 percent, primarily as a result of timing of spending in our distribution segment.
Cash flows from financing activities
For the six months ended March 31, 2021, our financing activities provided $3.1 billion of cash compared with $653.0 million of cash provided by financing activities in the prior-year period.
In the six months ended March 31, 2021, we received $3.3 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $600 million of 1.50% senior notes due 2031, $1.1 billion of 0.625% senior notes due 2023 and $1.1 billion floating rate senior notes due 2023. Additionally, during the six months ended March 31, 2021, we settled 4,537,669 shares that had been sold on a forward basis for net proceeds of $460.7 million. The net proceeds were used primarily for the payment of natural gas costs incurred during Winter Storm Uri, to support capital spending and for other general corporate purposes.
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
The following table summarizes our share issuances for the six months ended March 31, 2021 and 2020:

	Six Months Ended March 31
	2021	2020
Shares issued:
Direct Stock Purchase Plan	42,249	36,752
1998 Long-Term Incentive Plan	160,488	172,209
Retirement Savings Plan and Trust	44,226	40,779
Equity Issuance	4,537,669	2,720,060
Total shares issued	4,784,632	2,969,800
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As a result of the impacts of Winter Storm Uri, during the second quarter, S&P lowered our long-term and short-term credit ratings by one notch and placed our ratings under negative outlook and Moody's reaffirmed its long-term and short-term credit ratings and placed our ratings under negative outlook. As of March 31, 2021, our outlook and current debt ratings, which are all considered investment grade are as follows:

March 31, 2021:	S&P	Moody’s
Senior unsecured long-term debt	A-	A1
Short-term debt	A-2	P-1
Outlook	Negative	Negative
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
Debt Covenants
We were in compliance with all of our debt covenants as of March 31, 2021. Our debt covenants are described in greater detail in Note 6 to the unaudited condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2021.
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
The following table shows the components of the change in fair value of our financial instruments for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In thousands)
Fair value of contracts at beginning of period	$148,555	$(7,459)	$78,663	$(3,990)
Contracts realized/settled	(365)	(4,073)	967	(6,936)
Fair value of new contracts	239	(10)	326	95
Other changes in value	178,667	10,710	247,140	9,999
Fair value of contracts at end of period	327,096	(832)	327,096	(832)
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$327,096	$(832)	$327,096	$(832)
The fair value of our financial instruments at March 31, 2021 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2021
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$133,310	$96,677	$97,109	$—	$327,096
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$133,310	$96,677	$97,109	$—	$327,096

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and six months ended March 31, 2021 and 2020.
Distribution Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
METERS IN SERVICE, end of period
Residential	3,087,890	3,025,771	3,087,890	3,025,771
Commercial	282,313	276,668	282,313	276,668
Industrial	1,668	1,659	1,668	1,659
Public authority and other	8,282	8,518	8,282	8,518
Total meters	3,380,153	3,312,616	3,380,153	3,312,616

INVENTORY STORAGE BALANCE — Bcf	28.4	34.5	28.4	34.5
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	91,034	71,124	144,564	129,904
Commercial	43,639	37,585	70,326	68,838
Industrial	7,739	7,913	14,390	14,768
Public authority and other	3,066	2,736	5,059	4,909
Total gas sales volumes	145,478	119,358	234,339	218,419
Transportation volumes	47,740	46,542	89,025	88,816
Total throughput	193,218	165,900	323,364	307,235
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
CUSTOMERS, end of period
Industrial	92	93	92	93
Other	215	235	215	235
Total	307	328	307	328

INVENTORY STORAGE BALANCE — Bcf	0.1	1.0	0.1	1.0
PIPELINE TRANSPORTATION VOLUMES — MMcf(1)	222,321	218,530	427,186	442,242
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
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. During the six months ended March 31, 2021, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the six months ended March 31, 2021, except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2020.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 5, 2019)	Exhibit 3.1 to Form 8-K dated February 5, 2019 (File No. 1-10042)
4.1(a)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.2 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.1(b)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.3 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.1(c)	Global Security for the 0.625% Senior Notes due 2023	Exhibit 4.3 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.1(d)	Global Security for the 0.625% Senior Notes due 2023	Exhibit 4.4 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.1(e)	Global Security for the 0.625% Senior Notes due 2023	Exhibit 4.5 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.1(f)	Global Security for the Floating Rate Senior Notes due 2023	Exhibit 4.6 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.1(g)	Global Security for the Floating Rate Senior Notes due 2023	Exhibit 4.7 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.1(h)	Global Security for the Floating Rate Senior Notes due 2023	Exhibit 4.8 to Form 8-K dated March 9, 2021 (File No. 1-10042)
10.1	Revolving Credit Agreement, dated as of March 31, 2021, among Atmos Energy Corporation, Credit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.1 to Form 8-K dated March 31, 2021 (File No. 1-10042)
10.2	Revolving Credit Agreement, dated as of March 31, 2021, among Atmos Energy Corporation, Credit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.2 to Form 8-K dated March 31, 2021 (File No. 1-10042)
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: May 5, 2021