Form 10-Q
period 2021-06-30
ATMOS ENERGY CORP
filed 2021-08-04
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 30, 2021.

Class		Shares Outstanding
Common stock	No Par Value	130,790,813

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
LIBOR	London Interbank Offered Rate
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NTSB	National Transportation Safety Board
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SIR	System Integrity Rider
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	September 30, 2020
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$17,265,383	$15,957,221
Less accumulated depreciation and amortization	2,787,634	2,601,874
Net property, plant and equipment	14,477,749	13,355,347
Current assets
Cash and cash equivalents	524,621	20,808
Accounts receivable, net (See Note 5)	291,122	230,595
Gas stored underground	99,469	111,950
Other current assets	200,154	107,905
Total current assets	1,115,366	471,258
Goodwill	731,257	731,257
Deferred charges and other assets (See Note 8)	2,991,063	801,170
	$19,315,435	$15,359,032
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: June 30, 2021 — 130,787,039 shares; September 30, 2020 — 125,882,477 shares	$654	$629
Additional paid-in capital	4,865,268	4,377,149
Accumulated other comprehensive income (loss)	61,239	(57,589)
Retained earnings	2,846,597	2,471,014
Shareholders’ equity	7,773,758	6,791,203
Long-term debt	7,128,505	4,531,779
Total capitalization	14,902,263	11,322,982
Current liabilities
Accounts payable and accrued liabilities	280,352	235,775
Other current liabilities	581,722	546,461
Current maturities of long-term debt	200,442	165
Total current liabilities	1,062,516	782,401
Deferred income taxes	1,667,784	1,456,569
Regulatory excess deferred taxes	587,680	697,764
Regulatory cost of removal obligation	464,536	457,188
Deferred credits and other liabilities	630,656	642,128
	$19,315,435	$15,359,032
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30
	2021	2020
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$558,750	$435,308
Pipeline and storage segment	162,987	158,008
Intersegment eliminations	(116,184)	(100,321)
Total operating revenues	605,553	492,995

Purchased gas cost
Distribution segment	202,050	126,093
Pipeline and storage segment	691	(11)
Intersegment eliminations	(115,871)	(100,010)
Total purchased gas cost	86,870	26,072

Operation and maintenance expense	184,470	149,460
Depreciation and amortization expense	119,348	107,104
Taxes, other than income	81,475	71,324
Operating income	133,390	139,035
Other non-operating income	5,887	7,235
Interest charges	20,962	19,580
Income before income taxes	118,315	126,690
Income tax expense	15,904	8,899
Net income	$102,411	$117,791
Basic net income per share	$0.78	$0.96
Diluted net income per share	$0.78	$0.96
Cash dividends per share	$0.625	$0.575
Basic weighted average shares outstanding	131,358	123,026
Diluted weighted average shares outstanding	131,486	123,032

Net income	$102,411	$117,791
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(11) and $96	(36)	364
Cash flow hedges:
Amortization and unrealized loss on interest rate agreements, net of tax of $(22,890) and $(1,115)	(79,196)	(4,450)
Total other comprehensive loss	(79,232)	(4,086)
Total comprehensive income	$23,179	$113,705
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended June 30
	2021	2020
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$2,718,074	$2,196,817
Pipeline and storage segment	476,868	452,421
Intersegment eliminations	(355,836)	(303,015)
Total operating revenues	2,839,106	2,346,223

Purchased gas cost
Distribution segment	1,304,269	942,586
Pipeline and storage segment	(440)	290
Intersegment eliminations	(354,890)	(302,053)
Total purchased gas cost	948,939	640,823

Operation and maintenance expense	479,488	449,529
Depreciation and amortization expense	353,269	318,082
Taxes, other than income	243,376	214,535
Operating income	814,034	723,254
Other non-operating income	14,793	9,133
Interest charges	69,068	68,980
Income before income taxes	759,759	663,407
Income tax expense	142,916	127,297
Net income	$616,843	$536,110
Basic net income per share	$4.77	$4.38
Diluted net income per share	$4.77	$4.37
Cash dividends per share	$1.875	$1.725
Basic weighted average shares outstanding	129,185	122,352
Diluted weighted average shares outstanding	129,229	122,463

Net income	$616,843	$536,110
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(48) and $47	(165)	200
Cash flow hedges:
Amortization and unrealized gain (loss) on interest rate agreements, net of tax of $34,392 and $(492)	118,993	(2,344)
Total other comprehensive income (loss)	118,828	(2,144)
Total comprehensive income	$735,671	$533,966
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30
	2021	2020
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$616,843	$536,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	353,269	318,082
Deferred income taxes	144,195	137,996
One-time income tax benefit	—	(20,962)
Other	378	5,935
Net assets / liabilities from risk management activities	(99)	1,295
Net change in Winter Storm Uri regulatory asset (See Note 8)	(2,088,536)	—
Net change in other operating assets and liabilities	(184,517)	(82,970)
Net cash provided by (used in) operating activities	(1,158,467)	895,486
Cash Flows From Investing Activities
Capital expenditures	(1,357,960)	(1,405,673)
Debt and equity securities activities, net	(2,363)	(692)
Other, net	8,006	6,098
Net cash used in investing activities	(1,352,317)	(1,400,267)
Cash Flows From Financing Activities
Net decrease in short-term debt	—	(464,915)
Net proceeds from equity offering	460,678	358,047
Issuance of common stock through stock purchase and employee retirement plans	12,121	14,125
Proceeds from issuance of long-term debt	2,797,346	999,450
Cash dividends paid	(241,260)	(210,674)
Debt issuance costs	(14,288)	(7,738)
Net cash provided by financing activities	3,014,597	688,295
Net increase in cash and cash equivalents	503,813	183,514
Cash and cash equivalents at beginning of period	20,808	24,550
Cash and cash equivalents at end of period	$524,621	$208,064

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2021
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at June 30, 2021, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis, aside from accounting policy changes noted below, as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Because of seasonal and other factors, the results of operations for the nine-month period ended June 30, 2021 are not indicative of our results of operations for the full 2021 fiscal year, which ends September 30, 2021.
Except as described in Note 8, Note 10 and Note 11 to the unaudited condensed consolidated financial statements, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the unaudited condensed consolidated financial statements.
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
Significant regulatory assets and liabilities as of June 30, 2021 and September 30, 2020 included the following:

	June 30, 2021	September 30, 2020
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$135,411	$149,089
Infrastructure mechanisms(1)	222,263	183,943
Winter Storm Uri incremental costs(2)	2,093,779	—
Deferred gas costs	27,593	40,593
Regulatory excess deferred taxes	8,838	—
Recoverable loss on reacquired debt	3,893	4,894
Deferred pipeline record collection costs	31,283	29,839
Other	3,952	6,283
	$2,527,012	$414,641
Regulatory liabilities:
Regulatory excess deferred taxes	$694,018	$718,651
Regulatory cost of removal obligation	536,317	531,096
Deferred gas costs	55,572	19,985
Asset retirement obligation	20,348	20,348
APT annual adjustment mechanism	37,358	57,379
Other	19,371	19,554
	$1,362,984	$1,367,013

(1)Infrastructure mechanisms in Texas, Louisiana and Tennessee allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.
(2)Includes extraordinary gas costs incurred during Winter Storm Uri and related carrying costs. See Note 8 to the unaudited condensed consolidated financial statements for further information. This amount is recorded within deferred charges and other assets on the condensed consolidated balance sheet as of June 30, 2021.
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA") and a Kansas legislative change enacted in fiscal 2020. As of June 30, 2021 and September 30, 2020, $106.3 million and $20.9 million is recorded in other current liabilities. This amount has increased during fiscal 2021 due to regulatory approvals received during the fiscal year that shortened the refund period in certain of our jurisdictions. As a result, our effective income tax rate decreased to 18.8% for the nine months ended June 30, 2021. Our effective income tax rate in the prior year period was 19.2%, which reflected the income tax benefit recognized upon enactment of the new Kansas legislation.
Currently, the regulatory excess net deferred tax liability is being returned over various periods. Of this amount, $243.0 million, is being returned to customers over 35 - 60 months. An additional $430.1 million is being returned to customers on a provisional basis over 15 - 69 years until our regulators establish the final refund periods. We will work with the Kansas Corporation Commission during our next rate proceeding to determine the refund period for the remaining $12.1 million.

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
Income statements and capital expenditures for the three and nine months ended June 30, 2021 and 2020 by segment are presented in the following tables:

	Three Months Ended June 30, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$557,931	$47,622	$—	$605,553
Intersegment revenues	819	115,365	(116,184)	—
Total operating revenues	558,750	162,987	(116,184)	605,553
Purchased gas cost	202,050	691	(115,871)	86,870
Operation and maintenance expense	130,454	54,329	(313)	184,470
Depreciation and amortization expense	86,099	33,249	—	119,348
Taxes, other than income	72,024	9,451	—	81,475
Operating income	68,123	65,267	—	133,390
Other non-operating income	1,060	4,827	—	5,887
Interest charges	8,540	12,422	—	20,962
Income before income taxes	60,643	57,672	—	118,315
Income tax expense	7,354	8,550	—	15,904
Net income	$53,289	$49,122	$—	$102,411
Capital expenditures	$398,416	$113,816	$—	$512,232

	Three Months Ended June 30, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$434,650	$58,345	$—	$492,995
Intersegment revenues	658	99,663	(100,321)	—
Total operating revenues	435,308	158,008	(100,321)	492,995
Purchased gas cost	126,093	(11)	(100,010)	26,072
Operation and maintenance expense	107,537	42,234	(311)	149,460
Depreciation and amortization expense	77,187	29,917	—	107,104
Taxes, other than income	61,980	9,344	—	71,324
Operating income	62,511	76,524	—	139,035
Other non-operating income	5,167	2,068	—	7,235
Interest charges	7,969	11,611	—	19,580
Income before income taxes	59,709	66,981	—	126,690
Income tax expense	810	8,089	—	8,899
Net income	$58,899	$58,892	$—	$117,791
Capital expenditures	$342,385	$68,551	$—	$410,936

	Nine Months Ended June 30, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,715,644	$123,462	$—	$2,839,106
Intersegment revenues	2,430	353,406	(355,836)	—
Total operating revenues	2,718,074	476,868	(355,836)	2,839,106
Purchased gas cost	1,304,269	(440)	(354,890)	948,939
Operation and maintenance expense	363,246	117,188	(946)	479,488
Depreciation and amortization expense	254,636	98,633	—	353,269
Taxes, other than income	214,991	28,385	—	243,376
Operating income	580,932	233,102	—	814,034
Other non-operating income	1,135	13,658	—	14,793
Interest charges	33,269	35,799	—	69,068
Income before income taxes	548,798	210,961	—	759,759
Income tax expense	109,481	33,435	—	142,916
Net income	$439,317	$177,526	$—	$616,843
Capital expenditures	$1,000,616	$357,344	$—	$1,357,960

	Nine Months Ended June 30, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,194,786	$151,437	$—	$2,346,223
Intersegment revenues	2,031	300,984	(303,015)	—
Total operating revenues	2,196,817	452,421	(303,015)	2,346,223
Purchased gas cost	942,586	290	(302,053)	640,823
Operation and maintenance expense	337,740	112,751	(962)	449,529
Depreciation and amortization expense	229,526	88,556	—	318,082
Taxes, other than income	190,636	23,899	—	214,535
Operating income	496,329	226,925	—	723,254
Other non-operating income	1,930	7,203	—	9,133
Interest charges	35,128	33,852	—	68,980
Income before income taxes	463,131	200,276	—	663,407
Income tax expense	87,411	39,886	—	127,297
Net income	$375,720	$160,390	$—	$536,110
Capital expenditures	$1,119,945	$285,728	$—	$1,405,673

Balance sheet information at June 30, 2021 and September 30, 2020 by segment is presented in the following tables:

	June 30, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$10,802,062	$3,675,687	$—	$14,477,749
Total assets	$18,563,345	$3,906,816	$(3,154,726)	$19,315,435

	September 30, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$9,944,978	$3,410,369	$—	$13,355,347
Total assets	$14,578,176	$3,647,907	$(2,867,051)	$15,359,032

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic weighted average shares outstanding is calculated based upon the weighted average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 7 to the unaudited condensed consolidated financial statements, when the impact is dilutive. Basic and diluted earnings per share for the three and nine months ended June 30, 2021 and 2020 are calculated as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$102,411	$117,791	$616,843	$536,110
Less: Income allocated to participating securities	70	88	440	408
Income available to common shareholders	$102,341	$117,703	$616,403	$535,702
Basic weighted average shares outstanding	131,358	123,026	129,185	122,352
Net income per share — Basic	$0.78	$0.96	$4.77	$4.38
Diluted Earnings Per Share
Income available to common shareholders	$102,341	$117,703	$616,403	$535,702
Effect of dilutive shares	—	—	—	—
Income available to common shareholders	$102,341	$117,703	$616,403	$535,702
Basic weighted average shares outstanding	131,358	123,026	129,185	122,352
Dilutive shares	128	6	44	111
Diluted weighted average shares outstanding	131,486	123,032	129,229	122,463
Net income per share - Diluted	$0.78	$0.96	$4.77	$4.37

5.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$336,016	$—	$286,937	$—
Commercial	157,314	—	101,055	—
Industrial	25,348	—	17,019	—
Public authority and other	8,870	—	7,063	—
Total gas sales revenues	527,548	—	412,074	—
Transportation revenues	25,903	164,619	22,532	164,675
Miscellaneous revenues	2,615	3,895	2,793	2,277
Revenues from contracts with customers	556,066	168,514	437,399	166,952
Alternative revenue program revenues(1)	2,206	(5,527)	(2,567)	(8,944)
Other revenues	478	—	476	—
Total operating revenues	$558,750	$162,987	$435,308	$158,008

	Nine Months Ended June 30, 2021		Nine Months Ended June 30, 2020
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$1,821,570	$—	$1,435,328	$—
Commercial	692,443	—	543,148	—
Industrial	81,122	—	67,572	—
Public authority and other	42,159	—	34,747	—
Total gas sales revenues	2,637,294	—	2,080,795	—
Transportation revenues	84,643	480,945	77,676	471,433
Miscellaneous revenues	8,336	12,921	16,565	8,767
Revenues from contracts with customers	2,730,273	493,866	2,175,036	480,200
Alternative revenue program revenues(1)	(13,666)	(16,998)	20,320	(27,779)
Other revenues	1,467	—	1,461	—
Total operating revenues	$2,718,074	$476,868	$2,196,817	$452,421
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
Due to the COVID-19 pandemic, in March 2020 we temporarily suspended disconnecting customers for nonpayment and stopped charging late fees. We resumed disconnection activity during the third quarter of fiscal 2021. We are actively working with our customers experiencing financial hardship to offer flexible payment options and directing them to aid agencies for financial assistance. Our allowance for uncollectible accounts reflects the expected impact on our customers’ ability to pay.
Rollforwards of our allowance for uncollectible accounts for the three and nine months ended June 30, 2021 are presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 78 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.

Three Months Ended June 30, 2021
(In thousands)
Beginning balance, March 31, 2021	$44,680
Current period provisions	14,403
Write-offs charged against allowance	(2,875)
Recoveries of amounts previously written off	437
Ending balance, June 30, 2021	$56,645

Nine Months Ended June 30, 2021
(In thousands)
Beginning balance, September 30, 2020	$29,949
Current period provisions	32,872
Write-offs charged against allowance	(7,544)
Recoveries of amounts previously written off	1,368
Ending balance, June 30, 2021	$56,645
6.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Other than as described below, there were no material changes in the terms of our debt instruments during the nine months ended June 30, 2021.
Long-term debt at June 30, 2021 and September 30, 2020 consisted of the following:

	June 30, 2021	September 30, 2020
	(In thousands)
Unsecured 0.625% Senior Notes, due 2023	$1,100,000	$—
Unsecured 3.00% Senior Notes, due 2027	500,000	500,000
Unsecured 2.625% Senior Notes, due 2029	300,000	300,000
Unsecured 1.50% Senior Notes, due 2031	600,000	—
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due 2049	500,000	500,000
Floating-rate term loan, due April 2022	200,000	200,000
Floating-rate Senior Notes, due 2023	1,100,000	—
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Finance lease obligations	18,844	8,631
Total long-term debt	7,378,844	4,568,631
Less:
Original issue discount on unsecured senior notes and debentures	2,920	583
Debt issuance cost	46,977	36,104
Current maturities	200,442	165
	$7,128,505	$4,531,779
On March 9, 2021, we completed a public offering of $1.1 billion of 0.625% senior notes due 2023, with an effective interest rate of 0.834%, after giving effect to the offering costs, and $1.1 billion floating rate senior notes due 2023 that bear interest at a rate equal to the Three-Month LIBOR rate plus 0.38%. The net proceeds from the offering, after the underwriting discount and offering expenses, of $2.2 billion were used for the payment of unplanned natural gas costs incurred during Winter Storm Uri. See Note 8 to the unaudited condensed consolidated financial statements for further information. The notes are subject to optional redemption at any time on or after September 9, 2021 at a price equal to 100 percent of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.
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
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that was replaced on March 31, 2021, with a new five-year unsecured $1.5 billion credit facility that expires on March 31, 2026. The new facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for LIBOR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At June 30, 2021 and September 30, 2020, there were no amounts outstanding under our commercial paper program.
We had a $600 million 364-day unsecured revolving credit facility, which was replaced on March 31, 2021, with a new $900 million three-year unsecured revolving credit facility. This new facility will be used primarily to provide additional working capital funding. The new facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for LIBOR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $100 million accordion feature, which provides the opportunity to increase the total committed loan to $1.0 billion. At June 30, 2021, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2021 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of June 30, 2021.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed April 29, 2021 and is used to issue letters of credit and to provide working capital funding. At June 30, 2021, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At June 30, 2021, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 50 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of June 30, 2021. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

7.    Shareholders' Equity

The following tables present a reconciliation of changes in stockholders' equity for the three and nine months ended June 30, 2021 and 2020.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2020	125,882,477	$629	$4,377,149	$(57,589)	$2,471,014	$6,791,203
Net income	—	—	—	—	217,678	217,678
Other comprehensive income	—	—	—	60,121	—	60,121
Cash dividends ($0.625 per share)	—	—	—	—	(79,023)	(79,023)
Common stock issued:
Public and other stock offerings	2,126,118	11	219,998	—	—	220,009
Stock-based compensation plans	144,366	1	3,167	—	—	3,168
Balance, December 31, 2020	128,152,961	641	4,600,314	2,532	2,609,669	7,213,156
Net income	—	—	—	—	296,754	296,754
Other comprehensive income	—	—	—	137,939	—	137,939
Cash dividends ($0.625 per share)	—	—	—	—	(80,325)	(80,325)
Common stock issued:
Public and other stock offerings	2,498,026	12	248,948	—	—	248,960
Stock-based compensation plans	16,122	—	4,441	—	—	4,441
Balance, March 31, 2021	130,667,109	653	4,853,703	140,471	2,826,098	7,820,925
Net income	—	—	—	—	102,411	102,411
Other comprehensive loss	—	—	—	(79,232)	—	(79,232)
Cash dividends ($0.625 per share)	—	—	—	—	(81,912)	(81,912)
Common stock issued:
Public and other stock offerings	39,078	1	3,829	—	—	3,830
Stock-based compensation plans	80,852	—	7,736	—	—	7,736
Balance, June 30, 2021	130,787,039	$654	$4,865,268	$61,239	$2,846,597	$7,773,758

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2019	119,338,925	$597	$3,712,194	$(114,583)	$2,152,015	$5,750,223
Net income	—	—	—	—	178,673	178,673
Other comprehensive income	—	—	—	1,052	—	1,052
Cash dividends ($0.575 per share)	—	—	—	—	(69,557)	(69,557)
Common stock issued:
Public and other stock offerings	2,758,929	13	263,259	—	—	263,272
Stock-based compensation plans	164,549	1	4,111	—	—	4,112
Balance, December 31, 2019	122,262,403	611	3,979,564	(113,531)	2,261,131	6,127,775
Net income	—	—	—	—	239,646	239,646
Other comprehensive income	—	—	—	890	—	890
Cash dividends ($0.575 per share)	—	—	—	—	(70,520)	(70,520)
Common stock issued:
Public and other stock offerings	38,662	1	3,095	—	—	3,096
Stock-based compensation plans	7,660	—	3,528	—	—	3,528
Balance, March 31, 2020	122,308,725	612	3,986,187	(112,641)	2,430,257	6,304,415
Net income	—	—	—	—	117,791	117,791
Other comprehensive loss	—	—	—	(4,086)	—	(4,086)
Cash dividends ($0.575 per share)	—	—	—	—	(70,597)	(70,597)
Common stock issued:
Public and other stock offerings	965,576	5	105,799	—	—	105,804
Stock-based compensation plans	76,966	—	8,144	—	—	8,144
Balance, June 30, 2020	123,351,267	$617	$4,100,130	$(116,727)	$2,477,451	$6,461,471
Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
On June 29, 2021, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities, which expires June 29, 2024. This shelf registration statement replaced our previous shelf registration statement which was filed on February 11, 2020. At June 30, 2021, $4.0 billion of securities were available for issuance under the shelf registration statement.
On June 29, 2021, we filed a prospectus supplement under the shelf registration statement relating to an at-the-market (ATM) equity sales program (June 2021 ATM) under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program). This ATM equity sales program replaced our previous ATM equity sales program, filed on February 12, 2020 (February 2020 ATM).
During the nine months ended June 30, 2021, we executed forward sales under our February 2020 ATM equity sales program with various forward sellers who borrowed and sold 3,451,356 shares of our common stock at an aggregate price of $338.3 million. During the nine months ended June 30, 2021, we also settled forward sale agreements with respect to 4,537,669 shares that had been borrowed and sold by various forward sellers under the February 2020 ATM program for net proceeds of $460.7 million. As of June 30, 2021, $1.0 billion of equity was available for issuance under the June 2021 ATM program. Additionally, we had $213.1 million in available proceeds, based on a net price of $94.71 per share, from outstanding forward sale agreements, available through June 30, 2022.

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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2020	$238	$(57,827)	$(57,589)
Other comprehensive income (loss) before reclassifications	(165)	115,568	115,403
Amounts reclassified from accumulated other comprehensive income	—	3,425	3,425
Net current-period other comprehensive income (loss)	(165)	118,993	118,828
June 30, 2021	$73	$61,166	$61,239

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2019	$132	$(114,715)	$(114,583)
Other comprehensive income (loss) before reclassifications	202	(4,932)	(4,730)
Amounts reclassified from accumulated other comprehensive income	(2)	2,588	2,586
Net current-period other comprehensive income (loss)	200	(2,344)	(2,144)
June 30, 2020	$332	$(117,059)	$(116,727)

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
Regulatory Asset Accounting
Our purchased gas costs are recoverable through purchased gas cost adjustment mechanisms in each state where we operate. Due to the unprecedented level of purchased gas costs incurred during Winter Storm Uri, the Kansas Corporation Commission (KCC) and the Railroad Commission of Texas (RRC) issued orders authorizing natural gas utilities to record a regulatory asset to account for the extraordinary costs associated with the winter storm. Pursuant to these orders, as of June 30, 2021, we have recorded a $2.1 billion regulatory asset for incremental costs, including carrying costs, incurred in Kansas ($77.1 million) and Texas ($2,016.7 million) within deferred charges and other assets on our condensed consolidated balance sheet. These costs are subject to review for prudency by each commission and may be adjusted.

Income Taxes
We deduct our purchased gas costs for federal income tax purposes in the period they are paid. Based on our current projection of taxable income for fiscal 2021 and the expected magnitude of the purchased gas cost deduction, we recorded a $469.4 million (tax effected) increase in our net operating loss carryforwards and a corresponding increase to our deferred tax liability as of June 30, 2021.
At June 30, 2021, we had $804.7 million (tax effected) of federal net operating loss carryforwards. The federal net operating loss carryforwards are available to offset future taxable income. Net operating loss carryforwards incurred prior to December 22, 2017 begin to expire in 2029. The Company also has $57.0 million (tax effected) of state net operating loss carryforwards (net of $15.2 million of federal effects) and $1.8 million of state tax credits carryforwards (net of $0.5 million of federal effects). Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards are subject to expiration through the remainder of fiscal 2021.
Securitization Legislation
To minimize the impact on the customer bill by extending the recovery periods for these unprecedented purchased gas costs, the Kansas and Texas State Legislatures each introduced securitization legislation. The following summarizes the status of the legislation as of the date of this filing.
Kansas
The Kansas securitization legislation, which became effective April 9, 2021, permits a natural gas public utility, in its sole discretion, to apply to the KCC for a financing order for the recovery of qualified extraordinary costs through the issuance of bonds. Within 25 days after a complete application is filed, the KCC shall establish a procedural schedule that requires it to issue a decision on the application within 180 days from the date a complete application was filed. Utilities may apply for a recovery period of up to 32 years. We plan to file with the KCC an application to securitize the extraordinary gas costs incurred during Winter Storm Uri.
Texas
On June 16, 2021, House Bill 1520, relating to certain extraordinary costs incurred by certain gas utilities relating to Winter Storm Uri and a study of measures to mitigate similar future costs; providing authority to issue bonds and impose fees and assessments, became effective. House Bill 1520 authorizes the RRC to issue a statewide securitization financing order directing the Texas Public Finance authority to issue bonds (customer rate relief bonds) for gas utilities that choose to participate to recover extraordinary costs incurred to secure gas supply and to provide service during Winter Storm Uri, and to restore gas utility systems after that event, thereby providing rate relief to customers by extending the period during which these extraordinary costs would otherwise be recovered and supporting the financial strength and stability of gas utility companies.
The legislation provides that natural gas utilities file an application with the RRC and submit extraordinary gas costs incurred during Winter Storm Uri for a prudency review by July 30, 2021. The RRC has 150 days to approve each application. Following the approval of all applications, the RRC will issue a financing order to the Texas Public Financing Authority authorizing the issuance of customer rate relief bonds to securitize the aggregated extraordinary costs for all participating utilities within 180 days. The participating utilities, as servicers acting on behalf of the state of the securitization financing, will bill and collect customer rate relief charges from their current and future customers and remit the collections to the state issuer of the securitization financing.
On July 30, 2021, we filed with the RRC an application to securitize $2.0 billion of extraordinary gas costs incurred during Winter Storm Uri. This amount also includes an estimate of carrying costs and administrative costs that we expect to incur in connection with the resolution of this filing.

9.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and nine months ended June 30, 2021 and 2020 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.
In the third quarter of fiscal 2021, due to the retirement of certain executives, we recognized a settlement charge of $9.0 million associated with our Supplemental Executive Retirement Plan and revalued the net periodic pension cost for the remainder of fiscal 2021. The revaluation of the net periodic pension cost for our Supplemental Executive Retirement Plan resulted in an increase in the discount rate, effective May 31, 2021, to 3.11% from 2.80%, which will decrease our net periodic pension cost by approximately $0.5 million for the remainder of the fiscal year.

	Three Months Ended June 30
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,609	$4,652	$4,305	$3,366
Interest cost(1)	5,016	5,843	2,661	2,653
Expected return on assets(1)	(6,978)	(7,079)	(2,613)	(2,625)
Amortization of prior service cost (credit)(1)	(58)	(58)	44	43
Amortization of actuarial (gain) loss(1)	3,062	3,242	—	(334)
Settlements(1)	8,999	—	—	—
Net periodic pension cost	$14,650	$6,600	$4,397	$3,103

	Nine Months Ended June 30
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(In thousands)
Components of net periodic pension cost:
Service cost	$13,834	$13,957	$12,917	$10,099
Interest cost(1)	15,072	17,529	7,981	7,959
Expected return on assets(1)	(20,934)	(21,237)	(7,841)	(7,874)
Amortization of prior service cost (credit)(1)	(174)	(174)	130	130
Amortization of actuarial (gain) loss(1)	9,405	9,725	—	(1,003)
Settlements(1)	8,999	—	—	—
Net periodic pension cost	$26,202	$19,800	$13,187	$9,311
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
For the nine months ended June 30, 2021 we contributed $16.8 million to our postretirement medical plans. We anticipate contributing a total of between $15 million and $25 million to our postretirement plans during fiscal 2021.

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
The National Transportation Safety Board (NTSB) held a public meeting on January 12, 2021 to determine the probable cause of the incident that occurred at a Dallas, Texas residence on February 23, 2018 that resulted in one fatality and injuries to four other residents. At the meeting, the Board deliberated and voted on proposed findings of fact, a probable cause statement, and safety recommendations. On February 8, 2021, the NTSB issued its final report that included an Executive Summary, Findings, Probable Cause, and Recommendations. Also on February 8, 2021, safety recommendations letters were distributed to recommendation recipients, including Atmos Energy. Atmos Energy timely provided a written response on May 7, 2021.

Following the release of the NTSB’s final report, the Railroad Commission of Texas (RRC) completed its safety evaluation related to the same incident finding four alleged violations and initiated an enforcement proceeding to pursue administrative penalties totaling $1.6 million. Atmos Energy is working with the RRC to resolve the alleged violations and satisfy the administrative penalties.
The NTSB is investigating a worksite accident that occurred in Farmersville, Texas on June 28, 2021 that resulted in two fatalities and injuries to two others. Together with the Railroad Commission of Texas and the Pipeline and Hazardous Materials Safety Administration, Atmos Energy is a party to the investigation and in that capacity is working closely with all parties to help determine the cause of this incident. On July 16, 2021, a civil action was filed in Dallas, Texas against Atmos Energy and one of its contractors in response to the June 28, 2021 incident.
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices indexed to natural gas hubs. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. At June 30, 2021, we were committed to purchase 54.3 Bcf within one year and 17.6 Bcf within two to three years under indexed contracts.
Rate Regulatory Proceedings
As of June 30, 2021, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the nine months ended June 30, 2021.

11.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. During the nine months ended June 30, 2021, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.
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

In June 2021, we entered into forward starting interest rate swaps to effectively fix the Treasury yield component associated with $525 million of planned issuances of unsecured senior notes. These swaps were designated as cash flow hedges at the time the agreements were executed.
The following table summarizes our existing forward starting interest rate swaps as of June 30, 2021:

Planned Debt Issuance Date	Amount Hedged	Effective Interest Rate
	(In thousands)
Fiscal 2022	$600,000	1.53%
Fiscal 2023	400,000	1.56%
Fiscal 2024	75,000	2.19%
Fiscal 2025	400,000	1.56%
Fiscal 2026	100,000	2.21%
	$1,575,000
Additionally, in July 2021, we entered into forward starting interest rate swaps to effectively fix the Treasury yield component associated with $875 million of planned issuances of unsecured senior notes, which we designated as cash flow hedges at the time the agreements were executed.
Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and statements of comprehensive income.
As of June 30, 2021, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of June 30, 2021, we had 16,797 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of June 30, 2021 and September 30, 2020. The gross amounts of recognized assets and liabilities are netted within our unaudited condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, for June 30, 2021 and September 30, 2020, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
June 30, 2021
Designated As Hedges:
Interest rate contracts	Other current assets / Other current liabilities	$89,260	$(2,902)
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	136,242	(574)
Total		225,502	(3,476)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	12,024	(1,926)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	1,393	—
Total		13,417	(1,926)
Gross / Net Financial Instruments		$238,919	$(5,402)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2020
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$73,055	$—
Total		73,055	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	5,687	(2,015)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	1,936	—
Total		7,623	(2,015)
Gross / Net Financial Instruments		$80,678	$(2,015)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended June 30, 2021 and 2020 was $1.5 million and $1.4 million and for the nine months ended June 30, 2021 and 2020 was $4.4 million and $4.1 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and nine months ended June 30, 2021 and 2020. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the statement of comprehensive income as incurred.

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$(80,338)	$(4,932)	$115,568	$(4,932)
Recognition of losses in earnings due to settlements:
Interest rate agreements	1,142	482	3,425	2,588
Total other comprehensive income (loss) from hedging, net of tax	$(79,196)	$(4,450)	$118,993	$(2,344)
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of June 30, 2021, we had $111.1 million of net realized losses in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net losses recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2049. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$(4,566)
Thereafter	(106,511)
Total	$(111,077)

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

12.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. During the nine months ended June 30, 2021, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and September 30, 2020. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	June 30, 2021
	(In thousands)
Assets:
Financial instruments	$—	$238,919	$—	$—	$238,919
Debt and equity securities
Registered investment companies	35,166	—	—	—	35,166
Bond mutual funds	34,270	—	—	—	34,270
Bonds(2)	—	32,264	—	—	32,264
Money market funds	—	4,017	—	—	4,017
Total debt and equity securities	69,436	36,281	—	—	105,717
Total assets	$69,436	$275,200	$—	$—	$344,636
Liabilities:
Financial instruments	$—	$5,402	$—	$—	$5,402

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2020
	(In thousands)
Assets:
Financial instruments	$—	$80,678	$—	$—	$80,678
Debt and equity securities
Registered investment companies	37,831	—	—	—	37,831
Bond mutual funds	29,166	—	—	—	29,166
Bonds(2)	—	32,900	—	—	32,900
Money market funds	—	4,055	—	—	4,055
Total debt and equity securities	66,997	36,955	—	—	103,952
Total assets	$66,997	$117,633	$—	$—	$184,630
Liabilities:
Financial instruments	$—	$2,015	$—	$—	$2,015

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described further in Note 2 to the unaudited condensed consolidated financial statements, we adopted ASC 326 effective October 1, 2020. In accordance with the new guidance, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns and any intent to sell the security. As of June 30, 2021, no allowance for credit losses was recorded for our available-for-sale debt securities. At June 30, 2021 and September 30, 2020, the amortized cost of our available-for-sale debt securities was $32.2 million and $32.6 million. At June 30, 2021, we maintained investments in bonds that have contractual maturity dates ranging from July 2021 through April 2024.
Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of June 30, 2021 and September 30, 2020:

	June 30, 2021	September 30, 2020
	(In thousands)
Carrying Amount	$7,360,000	$4,560,000
Fair Value	$8,101,744	$5,597,183
13.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. During the nine months ended June 30, 2021, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of June 30, 2021, the related condensed consolidated statements of comprehensive income for the three and nine months ended June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
August 4, 2021

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at June 30, 2021 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
•Regulation
•Unbilled revenue
•Pension and other postretirement plans
•Impairment assessments
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the nine months ended June 30, 2021.
Non-GAAP Financial Measures
Due to the passage of Kansas House Bill 2585 on June 1, 2020, we remeasured our deferred tax liability and updated our state deferred tax rate in the third quarter of fiscal 2020. As a result, we recorded a non-cash income tax benefit of $21.0 million for the three and nine months ended June 30, 2020. Due to the non-recurring nature of this benefit, we believe that net income and diluted net income per share before the non-cash income tax benefit provide a more relevant measure to analyze our financial performance than net income and diluted net income per share in order to allow investors to better analyze our core results and allow the information to be presented on a comparative basis to the prior year. Accordingly, the following discussion and analysis of our financial performance will reference adjusted net income and adjusted diluted net income per share, non-GAAP measures, which are calculated as follows:

	Three Months Ended June 30
	2021	2020	Change
	(In thousands, except per share data)
Net income	$102,411	$117,791	$(15,380)
Non-cash income tax benefit	—	(20,962)	20,962
Adjusted net income	$102,411	$96,829	$5,582

Diluted net income per share	$0.78	$0.96	$(0.18)
Diluted EPS from non-cash income tax benefit	—	(0.17)	0.17
Adjusted diluted net income per share	$0.78	$0.79	$(0.01)

	Nine Months Ended June 30
	2021	2020	Change
	(In thousands, except per share data)
Net income	$616,843	$536,110	$80,733
Non-cash income tax benefit	—	(20,962)	20,962
Adjusted net income	$616,843	$515,148	$101,695

Diluted net income per share	$4.77	$4.37	$0.40
Diluted EPS from non-cash income tax benefit	—	(0.17)	0.17
Adjusted diluted net income per share	$4.77	$4.20	$0.57
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
During the nine months ended June 30, 2021, we recorded net income of $616.8 million, or $4.77 per diluted share, compared to net income of $536.1 million, or $4.37 per diluted share for the nine months ended June 30, 2020. After adjusting for a nonrecurring income tax benefit recognized during the third quarter of fiscal 2020, we recorded adjusted net income of $515.1 million, or $4.20 per diluted share for the nine months ended June 30, 2020.
The 20 percent period-over-period increase in adjusted net income largely reflects positive rate outcomes driven by safety and reliability spending and customer growth in our distribution segment. Additionally, in our distribution segment, we have experienced lower service order revenues and higher bad debt expense due to the temporary suspension of collection activities during the pandemic. Finally, our year-to-date results reflect a reduction in our annual effective tax rate related to the refund of excess deferred taxes, which has been or will be materially offset by a corresponding decrease in revenues over the remainder of the fiscal year.
During the nine months ended June 30, 2021, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $183.5 million. As of June 30, 2021, we had ratemaking efforts in progress seeking a total increase in annual operating income of $69.5 million.
Capital expenditures for the nine months ended June 30, 2021 were $1.4 billion. Over 85 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the nine months ended June 30, 2021, we completed approximately $3.3 billion of long-term debt and equity financing, including the $2.2 billion of incremental financing issued to pay for the purchased gas costs incurred during Winter Storm Uri. As of June 30, 2021, our equity capitalization was 51.5 percent. Excluding the $2.2 billion of incremental financing, our equity capitalization was 60.2 percent. As of June 30, 2021, we had approximately $3.2 billion in total liquidity, including cash and cash equivalents and funds available through equity forward sales agreements.
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
Three Months Ended June 30, 2021 compared with Three Months Ended June 30, 2020
Financial and operational highlights for our distribution segment for the three months ended June 30, 2021 and 2020 are presented below.

	Three Months Ended June 30
	2021	2020	Change
	(In thousands, unless otherwise noted)
Operating revenues	$558,750	$435,308	$123,442
Purchased gas cost	202,050	126,093	75,957
Operating expenses	288,577	246,704	41,873
Operating income	68,123	62,511	5,612
Other non-operating income	1,060	5,167	(4,107)
Interest charges	8,540	7,969	571
Income before income taxes	60,643	59,709	934
Non-cash income tax benefit	—	(13,467)	13,467
Income tax expense	7,354	14,277	(6,923)
Net income	$53,289	$58,899	$(5,610)
Consolidated distribution sales volumes — MMcf	41,352	38,971	2,381
Consolidated distribution transportation volumes — MMcf	34,776	30,191	4,585
Total consolidated distribution throughput — MMcf	76,128	69,162	6,966
Consolidated distribution average cost of gas per Mcf sold	$4.89	$3.24	$1.65
Operating income for our distribution segment increased nine percent, which primarily reflects:
•a $25.4 million net increase in rate adjustments, primarily in our Mid-Tex, Louisiana and Mississippi Divisions.
•an $8.9 million increase in net weather and consumption primarily attributed to colder weather experienced in the Mid-Tex and Louisiana Divisions.
Partially offset by:
•a $12.7 million increase in bad debt expense primarily due to the temporary suspension of collection activities.
•a $9.3 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $3.2 million increase in pipeline maintenance and related activities.
•a $2.6 million increase in employee related costs.
The quarter-over-quarter decrease in our effective income tax rate reflects the anticipated impact on our annual effective income tax rate for the refund of excess deferred income taxes to customers. This reduction in income tax expense has been or will be materially offset with a corresponding reduction in revenues over the remainder of the fiscal year.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended June 30, 2021 and 2020. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended June 30
	2021	2020	Change
	(In thousands)
Mid-Tex	$33,135	$26,597	$6,538
Kentucky/Mid-States	11,773	13,026	(1,253)
Louisiana	11,027	9,272	1,755
West Texas	5,118	6,082	(964)
Mississippi	5,365	4,340	1,025
Colorado-Kansas	2,517	2,607	(90)
Other	(812)	587	(1,399)
Total	$68,123	$62,511	$5,612
Nine Months Ended June 30, 2021 compared with Nine Months Ended June 30, 2020
Financial and operational highlights for our distribution segment for the nine months ended June 30, 2021 and 2020 are presented below.

	Nine Months Ended June 30
	2021	2020	Change
	(In thousands, unless otherwise noted)
Operating revenues	$2,718,074	$2,196,817	$521,257
Purchased gas cost	1,304,269	942,586	361,683
Operating expenses	832,873	757,902	74,971
Operating income	580,932	496,329	84,603
Other non-operating income	1,135	1,930	(795)
Interest charges	33,269	35,128	(1,859)
Income before income taxes	548,798	463,131	85,667
Non-cash income tax benefit	—	(13,467)	13,467
Income tax expense	109,481	100,878	8,603
Net income	$439,317	$375,720	$63,597
Consolidated distribution sales volumes — MMcf	275,691	257,390	18,301
Consolidated distribution transportation volumes — MMcf	120,150	115,200	4,950
Total consolidated distribution throughput — MMcf	395,841	372,590	23,251
Consolidated distribution average cost of gas per Mcf sold	$4.73	$3.66	$1.07
Operating income for our distribution segment increased 17 percent, which primarily reflects:
•a $128.1 million net increase in rate adjustments, primarily in our Mid-Tex, Mississippi, Louisiana and West Texas Divisions.
•a $15.0 million increase from customer growth primarily in our Mid-Tex Division.
•a $4.9 million decrease in travel and entertainment expense.
Partially offset by:
•an $8.6 million decrease in service order revenues primarily due to the temporary suspension of collection activities.
•a $21.5 million increase in bad debt expense primarily due to the temporary suspension of collection activities.
•a $31.3 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $5.9 million increase in pipeline maintenance and related activities.
The year-over-year decrease in our effective income tax rate reflects the anticipated impact on our annual effective income tax rate for the refund of excess deferred income taxes to customers. This reduction in income tax expense has been or will be materially offset with a corresponding reduction in revenues over the remainder of the fiscal year.
The following table shows our operating income by distribution division, in order of total rate base, for the nine months ended June 30, 2021 and 2020. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Nine Months Ended June 30
	2021	2020	Change
	(In thousands)
Mid-Tex	$284,104	$214,599	$69,505
Kentucky/Mid-States	69,127	70,693	(1,566)
Louisiana	66,718	64,867	1,851
West Texas	51,364	47,692	3,672
Mississippi	68,142	58,997	9,145
Colorado-Kansas	36,610	35,139	1,471
Other	4,867	4,342	525
Total	$580,932	$496,329	$84,603

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first nine months of fiscal 2021, we implemented regulatory proceedings, resulting in a $139.6 million increase in annual operating income as summarized below. The ratemaking outcomes for rate case activity in fiscal 2021 include the refund of excess deferred income taxes resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit.

Rate Action	Annual Increase (Decrease) in Operating Income
(In thousands)
Annual formula rate mechanisms	$135,366
Rate case filings	5,119
Other rate activity	(877)
$139,608

The following ratemaking efforts seeking $69.5 million in increased annual operating income were in progress as of June 30, 2021:

Division	Rate Action	Jurisdiction	Operating Income (Loss) Requested
			(In thousands)
Kentucky/Mid-States	Infrastructure Mechanism	Virginia	$350
Kentucky/Mid-States	Rate Case	Kentucky	14,394
Louisiana	Formula Rate Mechanism	Louisiana (1)	11,829
Mid-Tex	Infrastructure Mechanism	Environs (2)	4,643
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities	29,707
Mississippi	Infrastructure Mechanism	Mississippi	8,354
Mississippi	Formula Rate Mechanism	Mississippi	(730)
West Texas	Formula Rate Mechanism	West Texas Cities	903
			$69,450
(1)    On July 14, 2021, the Louisiana Public Service Commission approved a settlement reached between the Company and Commission Staff for a reduction in operating income of $2.4 million. Rates were implemented on July 1, 2021.
(2)    The Railroad Commission of Texas approved this filing on August 3, 2021 for an increase in operating income of $4.6 million with rates to be implemented beginning September 1, 2021.

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

The following annual formula rate mechanisms were approved during the nine months ended June 30, 2021:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	Effective Date
		(In thousands)
2021 Filings:
Mid-Tex	ATM Cities (1)	12/31/2020	$11,085	06/11/2021
West Texas	Triangle (1)	12/31/2020	416	06/11/2021
West Texas	Environs (1)	12/31/2020	1,267	06/11/2021
Mid-Tex	DARR (1)	09/30/2020	1,708	06/09/2021
Kentucky/Mid-States	Tennessee ARM	09/30/2020	10,260	06/01/2021
Colorado-Kansas	Kansas GSRS	09/30/2020	1,695	02/01/2021
Colorado-Kansas	Colorado SSIR	12/31/2021	2,366	01/01/2021
Mid-Tex	Mid-Tex Cities RRM	12/31/2019	82,645	12/01/2020
West Texas	West Texas Cities RRM	12/31/2019	5,645	12/01/2020
Mississippi	Mississippi - SIR	10/31/2021	10,556	11/01/2020
Mississippi	Mississippi - SRF	10/31/2021	5,856	11/01/2020
Kentucky/Mid-States	Virginia - SAVE	09/30/2021	305	10/01/2020
Kentucky/Mid-States	Kentucky PRP	09/30/2021	1,562	10/01/2020
Total 2021 Filings			$135,366
(1)    The rate increases for these filings were approved based on the effective dates herein; however, the new rates will be implemented beginning September 1, 2021.
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

The following table summarizes the rate cases that were completed during the nine months ended June 30, 2021.

Division	State	Increase in Annual Operating Income	Effective Date
		(In thousands)
2021 Rate Case Filings:
West Texas (ALDC)	Texas	$5,119	06/01/2021
Total 2021 Rate Case Filings		$5,119
Other Ratemaking Activity
The following table summarizes other ratemaking activity during the nine months ended June 30, 2021.

Division	Jurisdiction	Rate Activity	Decrease in Annual Operating Income	Effective Date
			(In thousands)
2021 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$(877)	02/01/2021
Total 2021 Other Rate Activity			$(877)
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 12, 2021, APT made a GRIP filing that covered changes in net property, plant and equipment investment from January 1, 2020 through December 31, 2020 with a requested increase in operating income of $44.0 million. On May 11, 2021, the Texas Railroad Commission approved an increase in operating income of $43.9 million.
Three Months Ended June 30, 2021 compared with Three Months Ended June 30, 2020
Financial and operational highlights for our pipeline and storage segment for the three months ended June 30, 2021 and 2020 are presented below.

	Three Months Ended June 30
	2021	2020	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$126,022	$123,661	$2,361
Third-party transportation revenue	33,565	32,749	816
Other revenue	3,400	1,598	1,802
Total operating revenues	162,987	158,008	4,979
Total purchased gas cost	691	(11)	702
Operating expenses	97,029	81,495	15,534
Operating income	65,267	76,524	(11,257)
Other non-operating income	4,827	2,068	2,759
Interest charges	12,422	11,611	811
Income before income taxes	57,672	66,981	(9,309)
Non-cash income tax benefit	—	(7,495)	7,495
Income tax expense	8,550	15,584	(7,034)
Net income	$49,122	$58,892	$(9,770)
Gross pipeline transportation volumes — MMcf	187,408	185,414	1,994
Consolidated pipeline transportation volumes — MMcf	153,166	153,652	(486)
Operating income for our pipeline and storage segment decreased 15 percent, which primarily reflects:
•a $10.0 million decrease in revenue to refund excess deferred income taxes to APT customers.
•a $1.7 million net decrease in APT's thru-system activities primarily associated with the tightening of regional spreads driven by increased competing takeaway capacity in the Permian Basin.
•an $8.4 million increase in system maintenance expense primarily due to spending on hydro testing and in-line inspections.
•a $3.4 million increase in depreciation expense and property taxes associated with increased capital investments.
Partially offset by:
•a $14.4 million increase due to rate adjustments from the GRIP filing approved in May 2021. The increase in rates was driven by increased safety and reliability spending.
The quarter-over-quarter decrease in our effective income tax rate reflects the refund of excess deferred income taxes to APT customers that began during the second quarter of fiscal 2021.

Nine Months Ended June 30, 2021 compared with Nine Months Ended June 30, 2020
Financial and operational highlights for our pipeline and storage segment for the nine months ended June 30, 2021 and 2020 are presented below.

	Nine Months Ended June 30
	2021	2020	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$371,871	$350,394	$21,477
Third-party transportation revenue	93,894	94,356	(462)
Other revenue	11,103	7,671	3,432
Total operating revenues	476,868	452,421	24,447
Total purchased gas cost	(440)	290	(730)
Operating expenses	244,206	225,206	19,000
Operating income	233,102	226,925	6,177
Other non-operating income	13,658	7,203	6,455
Interest charges	35,799	33,852	1,947
Income before income taxes	210,961	200,276	10,685
Non-cash income tax benefit	—	(7,495)	7,495
Income tax expense	33,435	47,381	(13,946)
Net income	$177,526	$160,390	$17,136
Gross pipeline transportation volumes — MMcf	614,594	627,656	(13,062)
Consolidated pipeline transportation volumes — MMcf	428,331	453,646	(25,315)
Operating income for our pipeline and storage segment increased three percent, which primarily reflects:
•a $41.9 million increase due to rate adjustments from the GRIP filing approved in May 2020 and May 2021. The increase in rates was driven by increased safety and reliability spending.
Partially offset by:
•a $16.6 million decrease in revenue to refund excess deferred income taxes to APT customers during the second quarter of 2021.
•a $6.5 million net decrease in APT's thru-system activities. Thru-system volumes decreased seven percent due to lower production related to the impact of Winter Storm Uri as well as competing takeaway capacity. Additionally, prices were 12 percent lower primarily associated with the tightening of regional spreads driven by increased competing takeaway capacity in the Permian Basin.
•a $14.9 million increase in depreciation expense and property taxes associated with increased capital investments.
The year-over-year decrease in our effective income tax rate reflects the refund of excess deferred income taxes to APT customers that began during the second quarter of fiscal 2021.
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
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities. At June 30, 2021, $4.0 billion of securities were available for issuance under the shelf registration statement, which expires June 29, 2024.
We also have an at-the-market (ATM) equity sales program that allows us to issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires June 29, 2024. As of June 30, 2021, $1.0 billion of equity was available for issuance under this ATM equity sales program. Additionally, as of June 30, 2021, we had $213.1 million in proceeds from executed forward sale agreements available through June 30, 2022. Additional details are summarized in Note 7 to the unaudited condensed consolidated financial statements.
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2021. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of June 30, 2021, September 30, 2020 and June 30, 2020:

	June 30, 2021		September 30, 2020		June 30, 2020
	(In thousands, except percentages)
Short-term debt	$—	—%	$—	—%	$—	—%
Long-term debt(1)	7,328,947	48.5%	4,531,944	40.0%	4,531,498	41.2%
Shareholders’ equity(2)	7,773,758	51.5%	6,791,203	60.0%	6,461,471	58.8%
Total	$15,102,705	100.0%	$11,323,147	100.0%	$10,992,969	100.0%
(1)     Inclusive of our finance leases.
(2)     Excluding the $2.2 billion of incremental financing issued to pay for the purchased gas costs incurred during Winter Storm Uri, our equity capitalization ratio would have been 60.2%.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the nine months ended June 30, 2021 and 2020 are presented below.

	Nine Months Ended June 30
	2021	2020	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$(1,158,467)	$895,486	$(2,053,953)
Investing activities	(1,352,317)	(1,400,267)	47,950
Financing activities	3,014,597	688,295	2,326,302
Change in cash and cash equivalents	503,813	183,514	320,299
Cash and cash equivalents at beginning of period	20,808	24,550	(3,742)
Cash and cash equivalents at end of period	$524,621	$208,064	$316,557
Cash flows from operating activities
For the nine months ended June 30, 2021, cash flow used from operating activities was $1.2 billion compared with cash flow generated from operating activities of $895.5 million for the nine months ended June 30, 2020. The $2.1 billion decrease in operating cash flows reflects gas costs incurred during Winter Storm Uri and the timing of customer collections partially offset by the positive effects of successful rate case outcomes achieved in fiscal 2020 and 2021.
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
For the nine months ended June 30, 2021, cash used for investing activities was $1,352.3 million compared to $1,400.3 million for the nine months ended June 30, 2020. Capital spending decreased by $47.7 million, or 3 percent, primarily as a result of timing of spending in our distribution segment.
Cash flows from financing activities

For the nine months ended June 30, 2021, our financing activities provided $3.0 billion of cash compared with $688.3 million of cash provided by financing activities in the prior-year period.
In the nine months ended June 30, 2021, we received $3.3 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $600 million of 1.50% senior notes due 2031, $1.1 billion of 0.625% senior notes due 2023 and $1.1 billion floating rate senior notes due 2023. Additionally, during the nine months ended June 30, 2021, we settled 4,537,669 shares that had been sold on a forward basis for net proceeds of $460.7 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes, including the payment of natural gas purchases.
Cash dividends increased due to an 8.7 percent increase in our dividend rate and an increase in shares outstanding.
In the nine months ended June 30, 2020, we received $1.4 billion in net proceeds from the issuance of long-term debt and equity. The net proceeds were used primarily to support capital spending, reduce short term debt and for other general corporate purposes. Cash dividends increased due to a 9.5 percent increase in our dividend rate and an increase in shares outstanding.
The following table summarizes our share issuances for the nine months ended June 30, 2021 and 2020:

	Nine Months Ended June 30
	2021	2020
Shares issued:
Direct Stock Purchase Plan	61,561	72,403
1998 Long-Term Incentive Plan	241,340	249,175
Retirement Savings Plan and Trust	63,992	59,467
Equity Issuance	4,537,669	3,631,297
Total shares issued	4,904,562	4,012,342
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As a result of the impacts of Winter Storm Uri, during the second quarter of fiscal 2021, S&P lowered our long-term and short-term credit ratings by one notch and placed our ratings under negative outlook and Moody's reaffirmed its long-term and short-term credit ratings and placed our ratings under negative outlook. As of June 30, 2021, our outlook and current debt ratings, which are all considered investment grade are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of June 30, 2021. Our debt covenants are described in greater detail in Note 6 to the unaudited condensed consolidated financial statements.

Contractual Obligations and Commercial Commitments
Except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the nine months ended June 30, 2021.
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
The following table shows the components of the change in fair value of our financial instruments for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In thousands)
Fair value of contracts at beginning of period	$327,096	$(832)	$78,663	$(3,990)
Contracts realized/settled	13	193	980	(6,743)
Fair value of new contracts	4,030	842	4,356	937
Other changes in value	(97,622)	(5,442)	149,518	4,557
Fair value of contracts at end of period	233,517	(5,239)	233,517	(5,239)
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$233,517	$(5,239)	$233,517	$(5,239)
The fair value of our financial instruments at June 30, 2021 is presented below by time period and fair value source:

	Fair Value of Contracts at June 30, 2021
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$96,456	$68,715	$68,346	$—	$233,517
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$96,456	$68,715	$68,346	$—	$233,517

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and nine months ended June 30, 2021 and 2020.
Distribution Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
METERS IN SERVICE, end of period
Residential	3,095,895	3,035,840	3,095,895	3,035,840
Commercial	281,628	276,349	281,628	276,349
Industrial	1,664	1,657	1,664	1,657
Public authority and other	8,264	8,486	8,264	8,486
Total meters	3,387,451	3,322,332	3,387,451	3,322,332

INVENTORY STORAGE BALANCE — Bcf	46.4	47.9	46.4	47.9
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	17,590	18,653	162,154	148,557
Commercial	16,233	12,946	86,559	81,784
Industrial	6,260	6,181	20,650	20,949
Public authority and other	1,269	1,191	6,328	6,100
Total gas sales volumes	41,352	38,971	275,691	257,390
Transportation volumes	36,679	32,016	125,704	120,832
Total throughput	78,031	70,987	401,395	378,222
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
CUSTOMERS, end of period
Industrial	95	92	95	92
Other	202	239	202	239
Total	297	331	297	331

INVENTORY STORAGE BALANCE — Bcf	0.4	1.3	0.4	1.3
PIPELINE TRANSPORTATION VOLUMES — MMcf(1)	187,408	185,414	614,594	627,656
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
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. During the nine months ended June 30, 2021, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of the fiscal year ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the nine months ended June 30, 2021, except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2020.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 5, 2019)	Exhibit 3.1 to Form 8-K dated February 5, 2019 (File No. 1-10042)
4.1(a)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.2 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.1(b)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.3 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.1(c)	Global Security for the 0.625% Senior Notes due 2023	Exhibit 4.3 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.1(d)	Global Security for the 0.625% Senior Notes due 2023	Exhibit 4.4 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.1(e)	Global Security for the 0.625% Senior Notes due 2023	Exhibit 4.5 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.1(f)	Global Security for the Floating Rate Senior Notes due 2023	Exhibit 4.6 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.1(g)	Global Security for the Floating Rate Senior Notes due 2023	Exhibit 4.7 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.1(h)	Global Security for the Floating Rate Senior Notes due 2023	Exhibit 4.8 to Form 8-K dated March 9, 2021 (File No. 1-10042)
10.1	Revolving Credit Agreement, dated as of March 31, 2021, among Atmos Energy Corporation, Credit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.1 to Form 8-K dated March 31, 2021 (File No. 1-10042)

10.2	Revolving Credit Agreement, dated as of March 31, 2021, among Atmos Energy Corporation, Credit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.2 to Form 8-K dated March 31, 2021 (File No. 1-10042)
10.3	Equity Distribution Agreement, dated as of June 29, 2021, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated June 29, 2021 (File No. 1-10042)
10.3(a)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated June 29, 2021 (File No. 1-10042)
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: August 4, 2021