Form 10-K
period 2021-09-30
ATMOS ENERGY CORP
filed 2021-11-12
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
    ☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the common voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2021, was $12,737,499,573.
As of November 5, 2021, the registrant had 132,425,817 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 9, 2022 are incorporated by reference into Part III of this report.

GLOSSARY OF KEY TERMS

Adjusted diluted net income per share	Non-GAAP measure defined as diluted net income per share before the one-time, non-cash income tax benefit
Adjusted net income	Non-GAAP measure defined as net income before the one-time, non-cash income tax benefit
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income
ARM	Annual Rate Mechanism
ATO	Trading symbol for Atmos Energy Corporation common stock on the NYSE
Bcf	Billion cubic feet
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DARR	Dallas Annual Rate Review
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
LIBOR	London Interbank Offered Rate
LTIP	1998 Long-Term Incentive Plan
Mcf	Thousand cubic feet
MDWQ	Maximum daily withdrawal quantity
Mid-Tex ATM Cities	Represents a coalition of 47 incorporated cities or approximately 10 percent of the Mid-Tex Division's customers.
Mid-Tex Cities	Represents all incorporated cities other than Dallas and Mid-Tex ATM Cities, or approximately 72 percent of the Mid-Tex Division’s customers.
MMcf	Million cubic feet
Moody’s	Moody’s Investor Service, Inc.
NGPA	Natural Gas Policy Act of 1978
NTSB	National Transportation Safety Board
NYSE	New York Stock Exchange
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SIR	System Integrity Rider
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I
The terms “we,” “our,” “us,” “Atmos Energy” and the “Company” refer to Atmos Energy Corporation and its subsidiaries, unless the context suggests otherwise.

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
Atmos Energy's vision is to be the safest provider of natural gas services. We intend to achieve this vision by:
•operating our business exceptionally well
•investing in safety, innovation and environmental sustainability, and
•achieving superior financial results.
Since 2011, our operating strategy has focused on modernizing our distribution and transmission system while reducing regulatory lag. This operating strategy has allowed us to increase our capital expenditures approximately 13 percent per year to improve safety and reliability and to reduce methane emissions from our system.
Our core values include focusing on our employees and customers while conducting our business with honesty and integrity. We continue to strengthen our culture through ongoing communications with our employees and enhanced employee training.
Operating Segments
As of September 30, 2021, we manage and review our consolidated operations through the following reportable segments:
•The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states.
•The pipeline and storage segment is comprised primarily of the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana.
Distribution Segment Overview
The following table summarizes key information about our six regulated natural gas distribution divisions, presented in order of total rate base.

Division	Service Areas	Communities Served	Customer Meters
Mid-Tex	Texas, including the Dallas/Fort Worth Metroplex	550	1,791,482
Kentucky/Mid-States	Kentucky	230	183,937
	Tennessee		159,461
	Virginia		24,746
Louisiana	Louisiana	270	373,207
West Texas	Amarillo, Lubbock, Midland	80	326,419
Mississippi	Mississippi	110	272,993
Colorado-Kansas	Colorado	170	125,241
	Kansas		139,763
We operate in our service areas under terms of non-exclusive franchise agreements granted by the various cities and towns that we serve. At September 30, 2021, we held 1,025 franchises having terms generally ranging from five to 35 years. A significant number of our franchises expire each year, which require renewal prior to the end of their terms. Historically, we have successfully renewed these franchises and believe that we will continue to be able to renew our franchises as they expire.
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
Purchased gas cost adjustment mechanisms represent a traditional and common form of cost adjustment mechanism. Purchased gas cost adjustment mechanisms provide a method of recovering purchased gas costs on an ongoing basis without filing a rate case because they provide a dollar-for-dollar offset to increases or decreases in the cost of natural gas. Therefore, although substantially all of our distribution operating revenues fluctuate with the cost of gas that we purchase, distribution operating income is generally not affected by fluctuations in the cost of gas.
Additionally, some jurisdictions have performance-based ratemaking adjustments to provide incentives to minimize purchased gas costs through improved storage management and use of financial instruments to reduce volatility in gas costs. Under the performance-based ratemaking adjustments, purchased gas costs savings are shared between the Company and its customers.
Our supply of natural gas is provided by a variety of suppliers, including independent producers and marketers. The gas is delivered into our systems by various pipeline companies, withdrawals of gas from proprietary and contracted storage assets and base load and peaking arrangements, as needed.
Supply arrangements consist of both base load and peaking quantities and are contracted from our suppliers on a firm basis with various terms at market prices. Base load quantities are those that flow at a constant level throughout the month and peaking quantities provide the flexibility to change daily quantities to match increases or decreases in requirements related to weather conditions.
Except for local production purchases, we select our natural gas suppliers through a competitive bidding process by periodically requesting proposals from suppliers. We select these suppliers based on their ability to reliably deliver gas supply to our designated firm pipeline receipt points at the lowest reasonable cost. Major suppliers during fiscal 2021 were Castleton Commodities Merchant Trading L.P., Cima Energy, LP, Concord Energy LLC, EnLink Gas Marketing LP, ETC Gas Marketing LTD, Hartree Partners, L.P., Kinder Morgan Texas Pipeline LLC, Symmetry Energy Solutions, LLC, Targa Gas Marketing LLC and Twin Eagle Resources Management, LLC.
The combination of base load and peaking agreements, coupled with the withdrawal of gas held in storage, allows us the flexibility to adjust to changes in weather, which minimizes our need to enter into long-term firm commitments. We estimate our peak-day availability of natural gas supply to be approximately 4.4 Bcf. The peak-day demand for our distribution operations in fiscal 2021 was on February 14, 2021, when sales to customers reached approximately 4.3 Bcf.
Currently, our distribution divisions utilize 35 pipeline transportation companies, both interstate and intrastate, to transport our natural gas. The pipeline transportation agreements are firm and many of them have “pipeline no-notice” storage service, which provides for daily balancing between system requirements and nominated flowing supplies. These agreements have been negotiated with the shortest term necessary while still maintaining our right of first refusal. The natural gas supply for our Mid-Tex Division is delivered primarily by our APT Division.
To maintain our deliveries to high priority customers, we have the ability, and have exercised our right, to interrupt or curtail service to certain customers pursuant to contracts and applicable state regulations or statutes. Our customers’ demand on our system is not necessarily indicative of our ability to meet current or anticipated market demands or immediate delivery requirements because of factors such as the physical limitations of gathering, storage and transmission systems, the duration and severity of cold weather, the availability of gas reserves from our suppliers, the ability to purchase additional supplies on a short-term basis and actions by federal and state regulatory authorities. Interruption and curtailment rights provide us the flexibility to meet the human-needs requirements of our customers on a reliable basis. Priority allocations imposed by federal and state regulatory agencies, as well as other factors beyond our control, may affect our ability to meet the demands of some of our customers.
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
Our rate strategy focuses on reducing or eliminating regulatory lag, obtaining adequate returns and providing stable, predictable margins, which benefit both our customers and the Company. As a result of our ratemaking efforts in recent years, Atmos Energy has:
•Formula rate mechanisms in place in four states that provide for an annual rate review and adjustment to rates.
•Infrastructure programs in place in all of our states that provide for an annual adjustment to rates for qualifying capital expenditures. Through our annual formula rate mechanisms and infrastructure programs, we have the ability to recover approximately 90 percent of our capital expenditures within six months and substantially all of our capital expenditures within twelve months.
•Authorization in tariffs, statute or commission rules that allows us to defer certain elements of our cost of service such as depreciation, ad valorem taxes and pension costs, until they are included in rates.
•WNA mechanisms in seven states that serve to minimize the effects of weather on approximately 96 percent of our distribution residential and commercial revenues.
•The ability to recover the gas cost portion of bad debts in five states.

The following table provides a jurisdictional rate summary for our regulated operations as of September 30, 2021. This information is for regulatory purposes only and may not be representative of our actual financial position.

Division	Jurisdiction	Effective Date of Last Rate/GRIP Action	Rate Base (thousands)(1)	Authorized Rate of Return(1)	Authorized Debt/ Equity Ratio(1)	Authorized Return on Equity(1)
Atmos Pipeline — Texas	Texas	05/11/2021	$2,924,585	8.87%	47/53	11.50%
Colorado-Kansas	Colorado	05/03/2018	134,726	7.55%	44/56	9.45%
	Colorado SSIR	01/01/2021	78,265	7.55%	44/56	9.45%
	Kansas	04/01/2020	242,314	7.03%	44/56	9.10%
	Kansas GSRS	02/01/2021	16,917	7.03%	44/56	9.10%
Kentucky/Mid-States	Kentucky	05/08/2019	424,929	7.49%	42/58	9.65%
	Kentucky-PRP	10/01/2020	39,368	7.49%	42/58	9.65%
	Tennessee	06/01/2021	421,189	7.62%	40/60	9.80%
	Virginia	04/01/2019	47,827	7.43%	42/58	9.20%
	Virginia-SAVE	10/01/2020	3,509	7.43%	42/58	9.20%
Louisiana	Louisiana	07/01/2021	837,325	7.30%	(4)	(4)
Mid-Tex	Mid-Tex Cities(6)	12/01/2020	3,726,295(5)	7.53%	42/58	9.80%
	Mid-Tex - ATM Cities	06/11/2021	4,307,060(5)	7.97%	40/60	9.80%
	Mid-Tex - Environs	09/01/2021	4,307,060(5)	7.97%	40/60	9.80%
	Dallas	06/09/2021	4,293,195(5)	7.57%	41/59	9.80%
Mississippi	Mississippi(7)	11/01/2020	474,216	7.81%	(4)	(4)
	Mississippi - SIR(7)	11/01/2020	247,414	7.81%	(4)	(4)
West Texas	West Texas Cities(8) (10)	12/01/2020	660,893(9)	7.53%	42/58	9.80%
	West Texas - ALDC	06/01/2021	751,829(9)	7.35%	(4)	(4)
	West Texas - Environs	06/11/2021	765,101(9)	7.97%	40/60	9.80%

Division	Jurisdiction	Bad Debt Rider(2)	Formula Rate	Infrastructure Mechanism	Performance Based Rate Program(3)	WNA Period
Atmos Pipeline — Texas	Texas	No	Yes	Yes	N/A	N/A
Colorado-Kansas	Colorado	No	No	Yes	No	N/A
	Kansas	Yes	No	Yes	Yes	October-May
Kentucky/Mid-States	Kentucky	Yes	No	Yes	Yes	November-April
	Tennessee	Yes	Yes	Yes	Yes	October-April
	Virginia	Yes	No	Yes	No	January-December
Louisiana	Louisiana	No	Yes	Yes	No	December-March
Mid-Tex Cities	Texas	Yes	Yes	Yes	No	November-April
Mid-Tex — Dallas	Texas	Yes	Yes	Yes	No	November-April
Mississippi	Mississippi	No	Yes	Yes	No	November-April
West Texas	Texas	Yes	Yes	Yes	No	October-May

(1)The rate base, authorized rate of return, authorized debt/equity ratio and authorized return on equity presented in this table are those from the most recent regulatory filing for each jurisdiction. These rate bases, rates of return, debt/equity ratios and returns on equity are not necessarily indicative of current or future rate bases, rates of return or returns on equity.
(2)The bad debt rider allows us to recover from customers the gas cost portion of bad debts.
(3)The performance-based rate program provides incentives to distribution companies to minimize purchased gas costs by allowing the companies and their customers to share the purchased gas costs savings.
(4)A rate base, rate of return, return on equity or debt/equity ratio was not included in the respective state commission’s final decision.
(5)The Mid-Tex rate base represents a “system-wide,” or 100 percent, of the Mid-Tex Division’s rate base.
(6)The Mid-Tex Cities approved the Formula Rate Mechanism filing with rates effective December 1, 2021, which included a rate base of $4,394.5 million, an authorized return of 7.36%, a debt/equity ratio of 42/58 and an authorized ROE of 9.80%.
(7)The Mississippi Public Service Commission approved a settlement at its meeting on October 14, 2021, which included a rate base of $797.6 million and an authorized return of 7.81%. New rates were implemented November 1, 2021.
(8)The West Texas Cities includes all West Texas Division cities except Amarillo, Channing, Dalhart and Lubbock (ALDC).
(9)The West Texas rate base represents a "system-wide," or 100 percent, of the West Texas Division's rate base.
(10)The West Texas Cities approved the Formula Rate Mechanism filing with rates effective December 1, 2021, which included a rate base of $759.0 million, an authorized return of 7.36%, a debt/equity ratio of 42/58 and an authorized ROE of 9.80%.
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

	Annual Increase (Decrease) to Operating Income For the Fiscal Year Ended September 30
Rate Action	2021	2020	2019
	(In thousands)
Annual formula rate mechanisms	$181,459	$160,857	$114,810
Rate case filings	5,119	(1,057)	1,656
Other ratemaking activity	(877)	353	214
	$185,701	$160,153	$116,680
Additionally, the ratemaking outcomes for the rate activity in fiscal 2021 include the refund of excess deferred income taxes resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit. Excluding these amounts, our total fiscal 2021 rate outcomes for ratemaking activities were $226.2 million.

The following ratemaking efforts seeking $56.5 million in annual operating income were initiated during fiscal 2021 but had not been completed or implemented as of September 30, 2021:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Kentucky/Mid-States	Infrastructure Mechanism	Virginia (1)	$350
Kentucky/Mid-States	Rate Case	Kentucky (2)	14,394
Kentucky/Mid-States	Infrastructure Mechanism	Kentucky	3,506
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities (3)	29,707
Mississippi	Infrastructure Mechanism	Mississippi (4)	8,354
Mississippi	Formula Rate Mechanism	Mississippi (4)	(730)
West Texas	Formula Rate Mechanism	West Texas Cities (5)	903
			$56,484

(1)     On August 23, 2021, the State Corporation Commission of Virginia approved a rate increase of $0.3 million effective October 1, 2021.
(2)    The Kentucky rate case filing also includes the $3.5 million related to the annual Kentucky pipeline replacement program.
(3)     The Mid-Tex Cities approved a rate increase of $21.7 million, which includes $33.8 million related to the refund of excess deferred income taxes that will be offset by lower income tax expense. New rates will be implemented on December 1, 2021.

(4) The Mississippi Public Service Commission (MPSC) approved an increase in operating income of $8.4 million for the SIR filing, which includes $2.1 million related to the refund of excess deferred income taxes that will be offset by lower income tax expense. The MPSC also approved a reduction in operating income of $5.6 million for the SRF filing, which includes $4.3 million related to the refund of excess deferred income taxes that will be offset by lower income tax expense. New rates for both filings were implemented November 1, 2021.
(5)    The West Texas Cities approved a rate increase of $0.2 million, which includes $3.3 million related to the refund of excess deferred income taxes that will be offset by lower income tax expense. New rates will be implemented on December 1, 2021.

Our recent ratemaking activity is discussed in greater detail below.
Annual Formula Rate Mechanisms
As an instrument to reduce regulatory lag, formula rate mechanisms allow us to refresh our rates on an annual basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. We currently have specific infrastructure programs in substantially all of our distribution divisions with tariffs in place to permit the investment associated with these programs to have their surcharge rate adjusted annually to recover approved capital costs incurred in a prior test-year period. The following table summarizes our annual formula rate mechanisms by state.

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
The following table summarizes our annual formula rate mechanisms with effective dates during the fiscal years ended September 30, 2021, 2020 and 2019:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	Effective Date
			(In thousands)
2021 Filings:
Mid-Tex	Environs	12/2020	$4,632	09/01/2021
Louisiana	Louisiana (1) (4)	12/2020	(2,407)	07/01/2021
Mid-Tex	ATM Cities (2)	12/2020	11,085	06/11/2021
West Texas	Triangle (2)	12/2020	416	06/11/2021
West Texas	Environs (2)	12/2020	1,267	06/11/2021
Mid-Tex	DARR (2) (4)	09/2020	1,708	06/09/2021
Kentucky/Mid-States	Tennessee ARM	09/2020	10,260	06/01/2021
Atmos Pipeline - Texas	Texas	12/2020	43,868	05/11/2021
Colorado-Kansas	Kansas GSRS	09/2020	1,695	02/01/2021
Colorado-Kansas	Colorado SSIR	12/2021	2,366	01/01/2021
Mid-Tex	Mid-Tex Cities RRM	12/2019	82,645	12/01/2020
West Texas	West Texas Cities RRM	12/2019	5,645	12/01/2020
Mississippi	Mississippi - SIR	10/2021	10,556	11/01/2020

Mississippi	Mississippi - SRF	10/2021	5,856	11/01/2020
Kentucky/Mid-States	Virginia - SAVE	09/2021	305	10/01/2020
Kentucky/Mid-States	Kentucky PRP	09/2021	1,562	10/01/2020
Total 2021 Filings (4)			$181,459

2020 Filings:
Mid-Tex	DARR	09/2019	$14,746	09/01/2020
Louisiana	Louisiana (1)	12/2019	14,781	07/01/2020
West Texas	Environs (3)	12/2019	1,031	06/16/2020
Kentucky/Mid-States	Tennessee ARM	05/2019	714	06/15/2020
Mid-Tex	ATM Cities (3)	12/2019	11,148	06/12/2020
Mid-Tex	Environs (3)	12/2019	4,440	05/20/2020
Atmos Pipeline - Texas	Texas	12/2019	49,251	05/20/2020
West Texas	Amarillo, Lubbock, Dalhart and Channing (3)	12/2019	5,937	04/28/2020
Colorado-Kansas	Colorado SSIR	12/2020	2,082	01/01/2020
Mississippi	Mississippi - SIR	10/2020	7,586	11/01/2019
Mississippi	Mississippi - SRF	10/2020	6,886	11/01/2019
Kentucky/Mid-States	Virginia - SAVE	09/2020	84	10/01/2019
Kentucky/Mid-States	Kentucky PRP	09/2020	2,912	10/01/2019
Mid-Tex	Mid-Tex RRM Cities	12/2018	34,380	10/01/2019
West Texas	West Texas Cities RRM	12/2018	4,879	10/01/2019
Total 2020 Filings			$160,857

2019 Filings:
Mid-Tex	ATM Cities	12/2018	$6,591	09/26/2019
Louisiana	LGS	12/2018	7,124	07/01/2019
Mid-Tex	Environs	12/2018	2,435	06/04/2019
West Texas	Environs	12/2018	1,005	06/04/2019
Mid-Tex	DARR	09/2018	9,452	06/01/2019
Kentucky/Mid-States	Tennessee ARM	05/2020	2,393	06/01/2019
Atmos Pipeline - Texas	Texas	12/2018	49,225	05/07/2019
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/2018	5,692	05/01/2019
Colorado-Kansas	Kansas GSRS	12/2018	1,562	05/01/2019
Louisiana	Trans La	09/2018	4,719	04/01/2019
Colorado-Kansas	Colorado GIS	12/2019	87	04/01/2019
Colorado-Kansas	Colorado SSIR	12/2019	2,147	01/01/2019
Mississippi	Mississippi - SIR	10/2019	7,135	11/01/2018
Mississippi	Mississippi - SRF	10/2019	(118)	11/01/2018
Kentucky/Mid-States	Tennessee ARM	05/2019	(5,032)	10/15/2018
Mid-Tex	Mid-Tex RRM Cities	12/2017	17,633	10/01/2018
West Texas	West Texas Cities RRM	12/2017	2,760	10/01/2018
Total 2019 Filings			$114,810

(1)    Beginning in fiscal 2020, our Trans La and LGS filings were combined into one filing, per Commission order.
(2)    The rate increases for these filings were approved based on the effective dates herein; however, the new rates were implemented beginning September 1, 2021.
(3)    The rate increases for our Texas GRIP filings were approved based on the effective date herein; however, the new rates were implemented beginning September 1, 2020.

(4)    The rate change for the DARR and RSC filings include $15.1 million for the DARR filing and $24.2 million for the RSC filing related to the refund of excess deferred income taxes that will be offset by lower income tax expense. Excluding the amounts related to the refund of excess deferred taxes, our total fiscal 2021 rate outcomes for our formula rate mechanisms were $220.8 million.
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
The following table summarizes our recent rate cases:

Division	State	Increase (Decrease) in Annual Operating Income	Effective Date
		(In thousands)
2021 Rate Case Filings:
West Texas (ALDC) (1)	Texas	$5,119	06/01/2021
Total 2021 Rate Case Filings		$5,119
2020 Rate Case Filings:
West Texas (Triangle)	Texas	$(808)	04/21/2020
Colorado-Kansas	Kansas	(249)	04/01/2020
Total 2020 Rate Case Filings		$(1,057)
2019 Rate Case Filings:
Mid-Tex (ATM Cities)	Texas	$2,113	06/01/2019
Kentucky/Mid-States	Kentucky	3,441	05/08/2019
Kentucky/Mid-States	Virginia	(400)	04/01/2019
Mid-Tex (Environs)	Texas	(2,674)	01/01/2019
West Texas (Environs)	Texas	(824)	01/01/2019
Total 2019 Rate Case Filings		$1,656
(1)    The rate change for the West Texas (ALDC) filing includes $1.2 million related to the refund of excess deferred income taxes, which will be offset by lower income tax expense. Excluding this amount related to the refund of excess deferred income taxes, the increase to operating income for this filing was $6.3 million.
Other Ratemaking Activity
The following table summarizes other ratemaking activity during the fiscal years ended September 30, 2021, 2020 and 2019:

Division	Jurisdiction	Rate Activity	Increase (Decrease) in Annual Operating Income	Effective Date
			(In thousands)
2021 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$(877)	02/01/2021
Total 2021 Other Rate Activity			$(877)
2020 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem(1)	$353	02/01/2020
Total 2020 Other Rate Activity			$353
2019 Other Rate Activity:
Colorado-Kansas	Kansas	Ad-Valorem(1)	$214	02/01/2019
Total 2019 Other Rate Activity			$214

(1)The Ad Valorem filing relates to property taxes that are either over or undercollected compared to the amount included in our Kansas service area's base rates.

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
The Federal Energy Regulatory Commission (FERC) allows, pursuant to Section 311 of the Natural Gas Policy Act (NGPA), gas transportation services through our APT assets “on behalf of” interstate pipelines or local distribution companies served by interstate pipelines, without subjecting these assets to the jurisdiction of the FERC under the NGPA. Additionally, the FERC has regulatory authority over the use and release of interstate pipeline and storage capacity. The FERC also has authority to detect and prevent market manipulation and to enforce compliance with FERC’s other rules, policies and orders by companies engaged in the sale, purchase, transportation or storage of natural gas in interstate commerce. We have taken what we believe are the necessary and appropriate steps to comply with these regulations.
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
Employees
The Corporate Responsibility, Sustainability, and Safety Committee of the Board of Directors oversees matters relating to equal employment opportunities, diversity, and inclusion; human workplace rights; employee health and safety; and the Company’s vision, values, and culture. It also assists management in integrating responsibility and sustainability into strategic business activities to create long-term shareholder value.
Our culture respects and appreciates inclusion and diversity. Thus, we strive to have a workforce that reflects the unique 1,400 communities that we serve. At September 30, 2021, we had 4,684 employees, substantially unchanged from last year. We monitor our workforce data on a calendar year basis. As of December 31, 2020, 61 percent of our employees worked in field roles and 39 percent worked in support/shared services roles. No employees are subject to a collective bargaining agreement.

To recruit and hire individuals with a variety of skills, talents, backgrounds and experiences, we value and cultivate our strong relationships with hundreds of community and diversity outreach sources. We also target jobs fairs including those focused on minority, veteran and women candidates and partner with local colleges and universities to identify and recruit qualified applicants in each of the cities and towns we serve. Over the last five calendar years, we hired over 2,000 employees. Our culture is also reflected in our employee benefits. The physical, mental and financial health of our employees and their families is a top priority for the Company, which is why we have a strong, competitive benefits program to help employees and their families manage and protect their health, wealth and time.

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
Shareholder Relations
Atmos Energy Corporation
P.O. Box 650205
Dallas, Texas 75265-0205
972-855-3729
Corporate Governance
In accordance with and pursuant to relevant related rules and regulations of the SEC as well as corporate governance-related listing standards of the New York Stock Exchange (NYSE), the Board of Directors of the Company has established and periodically updated our Corporate Governance Guidelines and Code of Conduct, which is applicable to all directors, officers and employees of the Company. In addition, in accordance with and pursuant to such NYSE listing standards, our Chief Executive Officer during fiscal 2021, John K. Akers, certified to the New York Stock Exchange that he was not aware of any violations by the Company of NYSE corporate governance listing standards. The Board of Directors also annually reviews and updates, if necessary, the charters for each of its Audit, Human Resources, Nominating and Corporate Governance and Corporate Responsibility, Sustainability and Safety Committees. All of the foregoing documents are posted on our website, www.atmosenergy.com, on the "Reports" page under "Corporate Responsibility." We will also provide copies of all corporate governance documents free of charge upon request to Shareholder Relations at the address listed above.

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
Six of the eight states in which we operate have passed legislation to block attempts by local governments to limit the types of energy available to customers. However, federal, regional and/or state legislative and/or regulatory initiatives may attempt to control or limit the causes of climate change, including greenhouse gas emissions, such as carbon dioxide and methane. Such laws or regulations could impose costs tied to greenhouse gas emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources, impose costs or restrictions on end users of natural gas, or result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates. The focus on climate change could adversely impact the reputation of fossil fuel products or services. The occurrence of the foregoing events could put upward pressure on the cost of natural gas relative to other energy sources, increase our costs and the prices we charge to customers, reduce the demand for natural gas or cause fuel switching to other energy sources, and impact the competitive position of natural gas and the ability to serve new or existing customers, adversely affecting our business, results of operations and cash flows.
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
Our operations involve a number of hazards and operating risks inherent in storing and transporting natural gas that could affect the public safety and reliability of our distribution system. While Atmos Energy, with the support from each of its regulatory commissions, is accelerating the replacement of pipeline infrastructure, operating issues such as leaks, accidents, equipment problems and incidents, including explosions and fire, could result in legal liability, repair and remediation costs, increased operating costs, significant increased capital expenditures, regulatory fines and penalties and other costs and a loss of customer confidence. We maintain liability and property insurance coverage in place for many of these hazards and risks. However, because some of our transmission pipeline and storage facilities are near or are in populated areas, any loss of human life or adverse financial results resulting from such events could be large. If these events were not fully covered by our general liability and property insurance, which policies are subject to certain limits and deductibles, our operations or financial results could be adversely affected.
If contracted gas supplies, interstate pipeline and/or storage services are not available or delivered in a timely manner, our ability to meet our customers’ natural gas requirements may be impaired and our financial condition may be adversely affected.
In order to meet our customers’ annual and seasonal natural gas demands, we must obtain a sufficient supply of natural gas, interstate pipeline capacity and storage capacity. If we are unable to obtain these, either from our suppliers’ inability to deliver the contracted commodity or the inability to secure replacement quantities, our financial condition and results of operations may be adversely affected. If a substantial disruption to or reduction in interstate natural gas pipelines’ transmission and storage capacity occurred due to operational failures or disruptions, legislative or regulatory actions, hurricanes, tornadoes, floods, extreme cold weather, terrorist or cyber-attacks or acts of war, our operations or financial results could be adversely affected.
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
We have weather-normalized rates for approximately 96 percent of our residential and commercial revenues in our distribution operations, which substantially mitigates the adverse effects of warmer-than-normal weather for meters in those service areas. However, there is no assurance that we will continue to receive such regulatory protection from adverse weather in our rates in the future. The loss of such weather-normalized rates could have an adverse effect on our operations and financial results. In addition, our operating results may continue to vary somewhat with the actual temperatures during the winter heating season. Additionally, sustained cold weather could challenge our ability to adequately meet customer demand in our operations.
The operations and financial results of the Company could be adversely impacted as a result of climate change.
As climate change occurs, our businesses could be adversely impacted, although we believe it is likely that any such resulting impacts would occur very gradually over a long period of time and thus would be difficult to quantify with any degree of specificity. To the extent climate change results in temperatures that differ materially from temperatures we are currently experiencing, financial results could be adversely affected through lower gas volumes and revenues. Climate change could also cause shifts in population, including customers moving away from our service territories.
It could also result in more frequent and more severe weather events, such as hurricanes and tornadoes, which could increase our costs to repair damaged facilities and restore service to our customers or impact the cost of gas. If we were unable to deliver natural gas to our customers, our financial results would be impacted by lost revenues, and we generally would have to seek approval from regulators to recover restoration costs. To the extent we would be unable to recover those costs, or if higher rates resulting from our recovery of such costs would result in reduced demand for our services, our future business, financial condition or financial results could be adversely impacted.
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

Any adverse changes in economic conditions in the United States, especially in the states in which we operate, could adversely affect the financial resources of many domestic households. As a result, our customers could seek to use less gas and it may be more difficult for them to pay their gas bills. This would likely lead to slower collections and higher than normal levels of accounts receivable. This, in turn, could increase our financing requirements. Additionally, should economic conditions deteriorate, our industrial customers could seek alternative energy sources, which could result in lower transportation volumes.
Increased gas costs could adversely impact our customer base and customer collections and increase our level of indebtedness.
Rapid increases in the costs of purchased gas would cause us to experience a significant increase in short-term or long-term debt. We must pay suppliers for gas when it is purchased, which can be significantly in advance of when these costs may be recovered through the collection of monthly customer bills for gas delivered. Increases in purchased gas costs also slow our natural gas distribution collection efforts as customers are more likely to delay the payment of their gas bills, leading to higher than normal accounts receivable. This could result in higher short-term debt levels, greater collection efforts and increased bad debt expense.
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
The outbreak of COVID-19 or any other pandemic and their impact on business and economic conditions could negatively affect our business, results of operations and financial condition.
The scale and scope of the COVID-19 outbreak, the resulting pandemic, any other future pandemic, and their impact on the economy and financial markets could adversely affect the Company’s business, results of operations and financial condition. Regarding COVID-19, as an essential business, the Company continues to provide natural gas services and has implemented business continuity and emergency response plans to continue to provide natural gas services to customers and support the Company’s operations, while taking health and safety measures such as implementing worker distancing measures and using a remote workforce where possible. However, there is no assurance that the continued spread of COVID-19 and efforts to contain the virus will not materially impact our business, results of operations and financial condition.

ITEM 1B.	Unresolved Staff Comments.
Not applicable.

ITEM 2.	Properties.
Distribution, transmission and related assets
At September 30, 2021, in our distribution segment, we owned an aggregate of 71,921 miles of underground distribution and transmission mains throughout our distribution systems. These mains are located on easements or rights-of-way. We maintain our mains through a program of continuous inspection and repair and believe that our system of mains is in good condition. Through our pipeline and storage segment we also owned 5,699 miles of gas transmission lines.

Storage Assets
We own underground gas storage facilities in several states to supplement the supply of natural gas in periods of peak demand. The following table summarizes certain information regarding our underground gas storage facilities at September 30, 2021:

State	Usable Capacity (Mcf)	Cushion Gas (Mcf)(1)	Total Capacity (Mcf)	Maximum Daily Delivery Capability (Mcf)
Distribution Segment
Kentucky	7,956,991	9,562,283	17,519,274	146,660
Kansas	3,239,000	2,300,000	5,539,000	32,000
Mississippi	1,907,571	2,442,917	4,350,488	29,136
Total	13,103,562	14,305,200	27,408,762	207,796
Pipeline and Storage Segment
Texas	46,083,549	15,878,025	61,961,574	1,710,000
Louisiana	411,040	256,900	667,940	56,000
Total	46,494,589	16,134,925	62,629,514	1,766,000
Total	59,598,151	30,440,125	90,038,276	1,973,796

(1)Cushion gas represents the volume of gas that must be retained in a facility to maintain reservoir pressure.

Additionally, we contract for storage service in underground storage facilities on many of the interstate and intrastate pipelines serving us to supplement our proprietary storage capacity. The following table summarizes our contracted storage capacity at September 30, 2021:

Segment	Division/Company	Maximum Storage Quantity (MMBtu)	Maximum Daily Withdrawal Quantity (MDWQ)(1)
Distribution Segment
	Colorado-Kansas Division	6,343,728	147,965
	Kentucky/Mid-States Division	8,175,103	226,320
	Louisiana Division	2,594,875	177,765
	Mid-Tex Division	5,000,000	190,000
	Mississippi Division	5,099,536	164,764
	West Texas Division	5,500,000	176,000
Total		32,713,242	1,082,814
Pipeline and Storage Segment
	Trans Louisiana Gas Pipeline, Inc.	1,000,000	47,500

Total Contracted Storage Capacity		33,713,242	1,130,314

(1)Maximum daily withdrawal quantity (MDWQ) amounts will fluctuate depending upon the season and the month. Unless otherwise noted, MDWQ amounts represent the MDWQ amounts as of November 1, which is the beginning of the winter heating season.

ITEM 3.	Legal Proceedings.
See Note 13 to the consolidated financial statements, which is incorporated in this Item 3 by reference.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our stock trades on the New York Stock Exchange under the trading symbol “ATO.” The dividends paid per share of our common stock for fiscal 2021 and 2020 are listed below.

	Fiscal 2021	Fiscal 2020
Quarter ended:
December 31	$0.625	$0.575
March 31	0.625	0.575
June 30	0.625	0.575
September 30	0.625	0.575
	$2.50	$2.30
Dividends are payable at the discretion of our Board of Directors out of legally available funds. The Board of Directors typically declares dividends in the same fiscal quarter in which they are paid. As of October 31, 2021, there were 10,590 holders of record of our common stock. Future payments of dividends, and the amounts of these dividends, will depend on our financial condition, results of operations, capital requirements and other factors. We sold no securities during fiscal 2021 that were not registered under the Securities Act of 1933, as amended.
Performance Graph
The performance graph and table below compares the yearly percentage change in our total return to shareholders for the last five fiscal years with the total return of the S&P 500 Stock Index (S&P 500) and the total return of the S&P 500 Utilities Industry Index. The graph and table below assume that $100.00 was invested on September 30, 2016 in our common stock, the S&P 500 and the S&P 500 Utilities Industry Index ax, as well as a reinvestment of dividends paid on such investments throughout the period.

Comparison of Five-Year Cumulative Total Return
among Atmos Energy Corporation, S&P 500 Index and
S&P 500 Utilities Industry Index

	Cumulative Total Return
	9/30/2016	9/30/2017	9/30/2018	9/30/2019	9/30/2020	9/30/2021
Atmos Energy Corporation	100.00	115.17	131.91	163.30	140.06	132.61
S&P 500 Stock Index	100.00	118.61	139.85	145.80	167.89	218.27
S&P 500 Utilities Stock Index	100.00	112.03	115.31	146.56	139.28	154.61

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
1998 Long-Term Incentive Plan	944,962	(1)	$—	1,054,190
Total equity compensation plans approved by security holders	944,962		—	1,054,190
Equity compensation plans not approved by security holders	—		—	—
Total	944,962		$—	1,054,190

(1)Comprised of a total of 328,369 time-lapse restricted stock units, 377,385 director share units and 239,208 performance-based restricted stock units at the target level of performance granted under our 1998 Long-Term Incentive Plan.

ITEM 6.	Selected Financial Data.
No disclosure required by Regulation S-K.

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

Non-GAAP Financial Measures
As described further in Note 14 to the consolidated financial statements, due to the passage of Kansas House Bill 2585, we remeasured our deferred tax liability and updated our state deferred tax rate. As a result, we recorded a non-cash income tax benefit of $21.0 million for the fiscal year ended September 30, 2020. Due to the non-recurring nature of this benefit, we believe that net income and diluted net income per share before the non-cash income tax benefit provide a more relevant measure to analyze our financial performance than net income and diluted net income per share in order to allow investors to better analyze our core results and allow the information to be presented on a comparative basis. Accordingly, the following discussion and analysis of our financial performance will reference adjusted net income and adjusted diluted earnings per share, non-GAAP measures, which are calculated as follows:

	For the Fiscal Year Ended September 30
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In thousands, except per share data)
Net income	$665,563	$601,443	$511,406	$64,120	$90,037
Non-cash income tax benefits	—	(20,962)	—	20,962	(20,962)
Adjusted net income	$665,563	$580,481	$511,406	$85,082	$69,075

Diluted net income per share	$5.12	$4.89	$4.35	$0.23	$0.54
Diluted EPS from non-cash income tax benefits	—	(0.17)	—	0.17	(0.17)
Adjusted diluted net income per share	$5.12	$4.72	$4.35	$0.40	$0.37

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
The following table details our consolidated net income by segment during the last three fiscal years:

	For the Fiscal Year Ended September 30
	2021	2020	2019
	(In thousands)
Distribution segment	$445,862	$395,664	$328,814
Pipeline and storage segment	219,701	205,779	182,592
Net income	$665,563	$601,443	$511,406
During fiscal 2021, we recorded net income of $665.6 million, or $5.12 per diluted share, compared to net income of $601.4 million, or $4.89 per diluted share in the prior year. After adjusting for a nonrecurring income tax benefit recognized during fiscal 2020, adjusted net income was $580.5 million, or $4.72 per diluted share in the prior year. The year-over-year increase in adjusted net income of $85.1 million largely reflects positive rate outcomes driven by safety and reliability spending and distribution customer growth, partially offset by lower service order revenues and higher bad debt expense in our distribution segment due to the temporary suspension of collection activities during the pandemic and increased spending on system maintenance activities.
During the year ended September 30, 2021, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $185.7 million. Excluding the impact of the refund of excess deferred income taxes resulting from previously enacted tax reform legislation, our total fiscal 2021 rate outcomes were $226.2 million. Additionally, we had ratemaking efforts in progress at September 30, 2021, seeking a total increase in annual operating income of $56.5 million. As of the date of this report, we have received approval to implement $25.0 million of this amount in the first quarter of fiscal 2022. Excluding the impact of the refund of excess deferred income taxes resulting from previously enacted tax reform legislation, we have received approval to implement $68.5 million during the first quarter of fiscal 2022.

During fiscal year 2021, we refunded $55.9 million in excess deferred tax liabilities to customers. The refunds reduced operating income and reduced our annual effective income tax rate to 18.8% in fiscal 2021 compared with 19.5% in fiscal 2020.
Capital expenditures for fiscal 2021 increased 2 percent period-over-period, to $2.0 billion. Over 85 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce regulatory lag to six months or less.
During fiscal 2021, we completed over $3.4 billion of long-term debt and equity financing, including $2.2 billion of incremental financing issued to pay for the purchased gas costs incurred during Winter Storm Uri. As of September 30, 2021, our equity capitalization was 51.9 percent. Excluding the $2.2 billion of incremental financing, our equity capitalization was 60.6 percent. As of September 30, 2021, we had approximately $2.9 billion in total liquidity, including cash and cash equivalents and funds available through equity forward sales agreements.
As a result of the continued stability of our earnings, cash flows and capital structure, our Board of Directors increased the quarterly dividend by 8.8% percent for fiscal 2022.
Distribution Segment
The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states. The primary factors that impact the results of our distribution operations are our ability to earn our authorized rates of return, competitive factors in the energy industry and economic conditions in our service areas.
Our ability to earn our authorized rates is based primarily on our ability to improve the rate design in our various ratemaking jurisdictions to minimize regulatory lag and, ultimately, separate the recovery of our approved rates from customer usage patterns. Improving rate design is a long-term process and is further complicated by the fact that we operate in multiple rate jurisdictions. The “Ratemaking Activity” section of this Form 10-K describes our current rate strategy, progress towards implementing that strategy and recent ratemaking initiatives in more detail. During fiscal 2021, we completed regulatory proceedings in our distribution segment resulting in a $141.8 million increase in annual operating income. Excluding the impact of the refund of excess deferred income taxes resulting from previously enacted tax reform legislation, our total fiscal 2021 annualized rate outcomes in our distribution segment were $182.3 million.
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
The cost of gas typically does not have a direct impact on our operating income because these costs are recovered through our purchased gas cost adjustment mechanisms. However, higher gas costs may adversely impact our accounts receivable collections, resulting in higher bad debt expense. This risk is currently mitigated by rate design that allows us to collect from our customers the gas cost portion of our bad debt expense on approximately 79 percent of our residential and commercial revenues. Additionally, higher gas costs may require us to increase borrowings under our credit facilities, resulting in higher interest expense. Finally, higher gas costs, as well as competitive factors in the industry and general economic conditions may cause customers to conserve or, in the case of industrial consumers, to use alternative energy sources.

Review of Financial and Operating Results
Financial and operational highlights for our distribution segment for the fiscal years ended September 30, 2021, 2020 and 2019 are presented below.

	For the Fiscal Year Ended September 30
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In thousands, unless otherwise noted)
Operating revenues	$3,241,973	$2,626,993	$2,745,461	$614,980	$(118,468)
Purchased gas cost	1,501,695	1,071,227	1,268,591	430,468	(197,364)
Operating expenses	1,121,764	1,027,523	1,006,098	94,241	21,425
Operating income	618,514	528,243	470,772	90,271	57,471
Other non-operating income (expense)	(20,694)	(1,265)	6,241	(19,429)	(7,506)
Interest charges	36,629	39,634	60,031	(3,005)	(20,397)
Income before income taxes	561,191	487,344	416,982	73,847	70,362
Income tax expense	115,329	105,147	88,168	10,182	16,979
Non-cash income tax benefit (1)	—	(13,467)	—	13,467	(13,467)
Net income	$445,862	$395,664	$328,814	$50,198	$66,850
Consolidated distribution sales volumes — MMcf	308,833	291,650	315,476	17,183	(23,826)
Consolidated distribution transportation volumes — MMcf	152,513	147,387	155,078	5,126	(7,691)
Total consolidated distribution throughput — MMcf	461,346	439,037	470,554	22,309	(31,517)
Consolidated distribution average cost of gas per Mcf sold	$4.86	$3.67	$4.02	$1.19	$(0.35)
(1)See Note 14 to the consolidated financial statements for further information.

Fiscal year ended September 30, 2021 compared with fiscal year ended September 30, 2020
Operating income for our distribution segment increased 17 percent, which primarily reflects:
•a $150.6 million increase in rate adjustments, primarily in our Mid-Tex, Mississippi, Louisiana and West Texas Divisions.
•a $19.2 million increase from customer growth primarily in our Mid-Tex Division.
•a $3.8 million decrease in employee related costs.
•a $5.0 million decrease in travel and entertainment expense.
Partially offset by:
•a $43.6 million increase in depreciation expense and property taxes associated with increased capital investments.
•an $18.2 million increase in bad debt expense primarily due to the temporary suspension of collection activities.
•a $12.8 million increase in pipeline maintenance and related activities.
•a $5.1 million increase in insurance expense.
•an $8.4 million decrease in service order revenues primarily due to the temporary suspension of collection activities.
The year-over- year change in other non-operating expense and interest charges of $22.4 million primarily reflects increased amortization of prior service cost associated with our Retiree Medical Plan, as presented in Note 12 to the consolidated financial statements.
During fiscal 2021, we refunded $29.4 million in excess deferred taxes in the distribution segment, which reduced operating income year over year and reduced the annual effective income tax rate for this segment to 20.6% compared with 21.6% in the prior year.
The fiscal year ended September 30, 2020 compared with fiscal year ended September 30, 2019 for our distribution segment is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

The following table shows our operating income by distribution division, in order of total rate base, for the fiscal years ended September 30, 2021, 2020 and 2019. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	For the Fiscal Year Ended September 30
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In thousands)
Mid-Tex	$310,293	$236,066	$202,050	$74,227	$34,016
Kentucky/Mid-States	73,259	76,745	73,965	(3,486)	2,780
Louisiana	72,388	71,892	70,440	496	1,452
West Texas	51,104	52,493	44,902	(1,389)	7,591
Mississippi	65,337	55,938	46,229	9,399	9,709
Colorado-Kansas	32,778	34,039	34,362	(1,261)	(323)
Other	13,355	1,070	(1,176)	12,285	2,246
Total	$618,514	$528,243	$470,772	$90,271	$57,471
Pipeline and Storage Segment
Our pipeline and storage segment consists of the pipeline and storage operations of our Atmos Pipeline–Texas Division (APT) and our natural gas transmission operations in Louisiana. APT is one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas producing areas of central, northern and eastern Texas, extending into or near the major producing areas of the Barnett Shale, the Texas Gulf Coast and the Permian Basin of West Texas. APT provides transportation and storage services to our Mid-Tex Division, other third-party local distribution companies, industrial and electric generation customers, as well as marketers and producers. Over 80 percent of this segment's revenues are derived from these services. As part of its pipeline operations, APT owns and operates five underground storage facilities in Texas.
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 12, 2021, APT made a GRIP filing that covered changes in net property, plant and equipment investment from January 1, 2020 through December 31, 2020 with a requested increase in operating income of $44.0 million. On May 11, 2021, the Texas Railroad Commission approved an increase in operating income of $43.9 million. In February 2021, the RRC approved a reduction in revenue of $106.6 million to refund excess deferred tax liabilities to customers over 35 months.
On December 21, 2016, the Louisiana Public Service Commission approved an annual increase of five percent to the demand fee charged by our natural gas transmission pipeline for each of the next 10 years, effective October 1, 2017.

Review of Financial and Operating Results
Financial and operational highlights for our pipeline and storage segment for the fiscal years ended September 30, 2021, 2020 and 2019 are presented below.

	For the Fiscal Year Ended September 30
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$497,730	$474,077	$428,586	$23,653	$45,491
Third-party transportation revenue	127,874	127,444	129,930	430	(2,486)
Other revenue	11,743	7,818	8,508	3,925	(690)
Total operating revenues	637,347	609,339	567,024	28,008	42,315
Total purchased gas cost	1,582	1,548	(360)	34	1,908
Operating expenses	349,281	311,935	292,098	37,346	19,837
Operating income	286,484	295,856	275,286	(9,372)	20,570
Other non-operating income	18,549	8,436	1,163	10,113	7,273
Interest charges	46,925	44,840	43,122	2,085	1,718
Income before income taxes	258,108	259,452	233,327	(1,344)	26,125
Income tax expense	38,407	61,168	50,735	(22,761)	10,433
Non-cash income tax benefit (1)	—	(7,495)	—	7,495	(7,495)
Net income	$219,701	$205,779	$182,592	$13,922	$23,187
Gross pipeline transportation volumes — MMcf	799,724	822,499	939,376	(22,775)	(116,877)
Consolidated pipeline transportation volumes — MMcf	585,857	621,371	721,998	(35,514)	(100,627)
(1)See Note 14 to the consolidated financial statements for further information.
Fiscal year ended September 30, 2021 compared with fiscal year ended September 30, 2020
Operating income for our pipeline and storage segment decreased three percent, which primarily reflects:
•an $8.2 million net decrease in APT's thru-system activities primarily associated with the tightening of regional spreads driven by increased competing takeaway capacity in the Permian Basin.
•a $17.1 million increase in system maintenance expense primarily due to spending on hydro testing and in-line inspections.
•a $17.0 million increase in depreciation expense and property taxes associated with increased capital investments.
Partially offset by:
•a $56.2 million increase due to rate adjustments from the GRIP filings approved in May 2020 and 2021. The increase in rates was driven by increased safety and reliability spending.
The year-over- year change in other non-operating income and interest charges of $8.0 million reflects increased allowance for funds used during construction (AFUDC) primarily due to increased capital spending, partially offset by an increase in interest expense due to the issuance of long-term debt during fiscal 2021.
During fiscal 2021 we refunded $26.5 million in excess deferred taxes in our pipeline and storage segment, which reduced operating income year over year and reduced the annual effective tax rate for this segment to 14.9% compared with 23.6% in the prior year.
The fiscal year ended September 30, 2020 compared with fiscal year ended September 30, 2019 for our pipeline and storage segment is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities. As of the date of this report, approximately $3.4 billion of securities remained available for issuance under the shelf registration statement, which expires June 29, 2024.
We also have an at-the-market (ATM) equity sales program that allows us to issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires June 29, 2024. At September 30, 2021, approximately $760 million of equity is available for issuance under this ATM equity sales program. Additionally, as of September 30, 2021, we had $302.0 million in available proceeds from outstanding forward sale agreements that must be settled during fiscal 2022.
During fiscal 2021, we entered into forward starting interest rate swaps to effectively fix the Treasury yield component associated with $1.4 billion of planned issuances of unsecured senior notes. During fiscal 2021, we settled swaps of $600 million with a net receipt of $62.2 million. On October 1, 2021, the notes were issued as planned.
The following table summarizes our existing forward starting interest rate swaps as of September 30, 2021.

Planned Debt Issuance Date	Amount Hedged	Effective Interest Rate
	(In thousands)
Fiscal 2023	500,000	1.66%
Fiscal 2024	450,000	1.80%
Fiscal 2025	600,000	1.75%
Fiscal 2026	300,000	2.16%
	$1,850,000
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditures program. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table presents our capitalization as of September 30, 2021 and 2020:

	September 30
	2021		2020
	(In thousands, except percentages)
Short-term debt	$—	—%	$—	—%
Long-term debt (1)	7,330,657	48.1%	4,531,944	40.0%
Shareholders’ equity (2)	7,906,889	51.9%	6,791,203	60.0%
Total capitalization, including short-term debt	$15,237,546	100.0%	$11,323,147	100.0%
(1)Inclusive of our finance leases.
(2)Excluding the $2.2 billion of incremental financing issued to pay for the purchased gas costs incurred during Winter Storm Uri, our equity capitalization ratio would have been 60.6%.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the years ended September 30, 2021, 2020 and 2019 are presented below.

	For the Fiscal Year Ended September 30
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In thousands)
Total cash provided by (used in)
Operating activities	$(1,084,251)	$1,037,999	$968,769	$(2,122,250)	$69,230
Investing activities	(1,963,655)	(1,925,518)	(1,683,660)	(38,137)	(241,858)
Financing activities	3,143,821	883,777	725,670	2,260,044	158,107
Change in cash and cash equivalents	95,915	(3,742)	10,779	99,657	(14,521)
Cash and cash equivalents at beginning of period	20,808	24,550	13,771	(3,742)	10,779
Cash and cash equivalents at end of period	$116,723	$20,808	$24,550	$95,915	$(3,742)
Cash flows for the fiscal year ended September 30, 2020 compared with fiscal year ended September 30, 2019 is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
Cash flows from operating activities
For the fiscal year ended September 30, 2021, cash flow used from operating activities was $1.1 billion compared with cash flows generated from operating activities of $1.0 billion in the prior year. The year-over-year decrease in operating cash flows reflects gas costs incurred during Winter Storm Uri and the timing of customer collections partially offset by the positive effects of successful rate case outcomes achieved in fiscal 2020 and 2021.
Cash flows from investing activities
Our capital expenditures are primarily used to improve the safety and reliability of our distribution and transmission system through pipeline replacement and system modernization and to enhance and expand our system to meet customer needs. Over the last three fiscal years, approximately 88 percent of our capital spending has been committed to improving the safety and reliability of our system.
For the fiscal year ended September 30, 2021, we had $1.97 billion in capital expenditures compared with $1.94 billion for the fiscal year ended September 30, 2020. Capital spending increased by $33.8 million, or two percent, as a result of planned increases to modernize our system.
Cash flows from financing activities
Our financing activities provided $3.1 billion and $883.8 million in cash for fiscal years 2021 and 2020.
During the fiscal year ended September 30, 2021, we received $3.4 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $600 million of 1.50% senior notes due 2031, $1.1 billion of 0.625% senior notes due 2023 and $1.1 billion floating rate senior notes due 2023. Net proceeds from the latter two notes were used to pay for gas costs incurred during Winter Storm Uri. Additionally, during the year ended September 30, 2021, we settled 6,130,875 shares that had been sold on a forward basis for net proceeds of $606.7 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes, including the payment of natural gas purchases. Additionally, cash dividends increased due to an 8.7 percent increase in our dividend rate and an increase in shares outstanding.
During the fiscal year ended September 30, 2020, we received $1.6 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $300 million of 2.625% senior notes due 2029 and $500 million of 3.375% senior notes due 2049 and entered into a two year $200 million term loan. We received net proceeds from these offerings, after the underwriting discount and offering expenses, of $791.7 million. Additionally, we settled 6,101,916 shares that had been sold on a forward basis for net proceeds of approximately $624 million. The net proceeds were used primarily to support capital spending, reduce short-term debt and other general corporate purposes. Cash dividends increased due to a 9.5 percent increase in our dividend rate and an increase in shares outstanding.

The following table shows the number of shares issued for the fiscal years ended September 30, 2021, 2020 and 2019:

	For the Fiscal Year Ended September 30
	2021	2020	2019
Shares issued:
Direct Stock Purchase Plan	79,921	107,989	110,063
Retirement Savings Plan and Trust	84,265	78,941	81,456
1998 Long-Term Incentive Plan (LTIP)	242,216	254,706	299,612
Equity Issuance (1)	6,130,875	6,101,916	7,574,111
Total shares issued	6,537,277	6,543,552	8,065,242
(1)Share amounts do not include shares issued under forward sale agreements until the shares have been settled.
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
As of September 30, 2021, our outlook and current debt ratings, which are all considered investment grade are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of September 30, 2021. Our debt covenants are described in Note 7 to the consolidated financial statements.

Contractual Obligations and Commercial Commitments
The following table provides information about contractual obligations and commercial commitments at September 30, 2021.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(In thousands)
Contractual Obligations
Long-term debt (1)	$7,360,000	$200,000	$2,200,000	$10,000	$4,950,000
Interest charges (2)	4,268,559	221,325	418,664	412,654	3,215,916
Finance leases (3)	29,809	1,342	2,753	2,846	22,868
Operating leases (4)	271,074	41,822	68,043	39,359	121,850
Financial instrument obligations (5)	5,269	5,269	—	—	—
Pension and postretirement benefit plan contributions (6)	315,298	26,126	59,252	90,829	139,091
Uncertain tax positions (7)	32,792	—	32,792	—	—
Total contractual obligations	$12,282,801	$495,884	$2,781,504	$555,688	$8,449,725

(1)Long-term debt excludes our finance lease obligations, which are separately reported within this table. The $1.1 billion of 0.625% senior notes and $1.1 billion floating rate senior notes that were issued in March 2021 contractually mature in 2023; however, we intend to repay these after the receipt of securitization funds, which we expect will occur in the next twelve months. As such, we have classified the senior notes as current maturities of long-term debt as of September 30, 2021. See Notes 7 and 9 to the consolidated financial statements for further details.
(2)Interest charges were calculated using the effective rate for each debt issuance through the contractual maturity date.
(3)Finance lease payments shown above include interest totaling $11.1 million. See Note 6 to the consolidated financial statements.
(4)Operating lease payments shown above include interest totaling $38.6 million. See Note 6 to the consolidated financial statements.
(5)Represents liabilities for natural gas commodity financial instruments that were valued as of September 30, 2021. The ultimate settlement amounts of these remaining liabilities are unknown because they are subject to continuing market risk until the financial instruments are settled.
(6)Represents expected contributions to our defined benefit and postretirement benefit plans, which are discussed in Note 10 to the consolidated financial statements.
(7)Represents liabilities associated with uncertain tax positions claimed or expected to be claimed on tax returns. The amount does not include interest and penalties that may be applied to these positions.

We maintain supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of individual contracts. Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. At September 30, 2021, we were committed to purchase 32.4 Bcf within one year and 12.9 Bcf within two to three years under indexed contracts. At September 30, 2021, we were committed to purchase 11.9 Bcf within one year under fixed price contracts ranging from $1.86 to $7.03 per Mcf.
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

The following table shows the components of the change in fair value of our financial instruments for the fiscal year ended September 30, 2021 (in thousands):

Fair value of contracts at September 30, 2020	$78,663
Contracts realized/settled	(64,205)
Fair value of new contracts	13,136
Other changes in value	197,823
Fair value of contracts at September 30, 2021	225,417
Netting of cash collateral	—
Cash collateral and fair value of contracts at September 30, 2021	$225,417
The fair value of our financial instruments at September 30, 2021, is presented below by time period and fair value source:

	Fair Value of Contracts at September 30, 2021
	Maturity in years
Source of Fair Value	Less than 1	1-3	4-5	Greater than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$49,804	$94,522	$81,091	$—	$225,417
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$49,804	$94,522	$81,091	$—	$225,417

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
We conduct risk management activities in our distribution and pipeline and storage segments. In our distribution segment, we use a combination of physical storage, fixed-price forward contracts and financial instruments, primarily over-the-counter swap and option contracts, in an effort to minimize the impact of natural gas price volatility on our customers during the winter heating season. Our risk management activities and related accounting treatment are described in further detail in Note 15 to the consolidated financial statements. Additionally, our earnings are affected by changes in short-term interest rates as a result of our issuance of short-term commercial paper and our other short-term borrowings.
Commodity Price Risk
We purchase natural gas for our distribution operations. Substantially all of the costs of gas purchased for distribution operations are recovered from our customers through purchased gas cost adjustment mechanisms. Therefore, our distribution operations have limited commodity price risk exposure.
Interest Rate Risk
Our earnings are exposed to changes in short-term interest rates associated with our short-term commercial paper program and other short-term borrowings. We use a sensitivity analysis to estimate our short-term interest rate risk. For purposes of this analysis, we estimate our short-term interest rate risk as the difference between our actual interest expense for the period and estimated interest expense for the period assuming a hypothetical average one percent increase in the interest rates associated with our short-term borrowings. Had interest rates associated with our short-term borrowings increased by an average of one percent, our interest expense would not have materially increased during 2021.

ITEM 8.	Financial Statements and Supplementary Data.
All financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and accompanying notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Atmos Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation (the “Company“) as of September 30, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders‘ equity, and cash flows, for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 12, 2021 expressed an unqualified opinion thereon.

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of Capital Costs
Description of the Matter
As more fully described in Note 2 to the financial statements, the Company capitalizes the direct and indirect costs of construction. Once a project is completed, it is placed into service and included in the Company’s rate base. Costs of maintenance and repairs that are not included in the Company’s rate base are charged to expense. For the year ended September 30, 2021, the Company capitalized approximately $2.0 billion of construction-related costs for regulated property, plant and equipment.
Auditing management’s identification of capital additions and maintenance and repairs expense involved significant effort and auditor judgment. These amounts have both a higher magnitude and a higher likelihood of potential misstatement. As a cost-based, rate-regulated entity, the rates charged to customers are designed to recover the entity’s costs and provide a rate of return on rate base. Net property, plant and equipment is the most significant component of the Company’s rate base. As a result, inappropriate capitalization of costs could affect the amount, timing and classification of revenues and expenses in the financial statements.

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

Dallas, Texas
November 12, 2021

ATMOS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30
	2021	2020
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$17,258,547	$15,539,166
Construction in progress	626,551	418,055
	17,885,098	15,957,221
Less accumulated depreciation and amortization	2,821,128	2,601,874
Net property, plant and equipment	15,063,970	13,355,347
Current assets
Cash and cash equivalents	116,723	20,808
Accounts receivable, less allowance for uncollectible accounts of $64,471 in 2021 and $29,949 in 2020	342,967	230,595
Gas stored underground	178,116	111,950
Other current assets (See Note 9)	2,200,909	107,905
Total current assets	2,838,715	471,258
Goodwill	731,257	731,257
Deferred charges and other assets (See Note 9)	974,720	801,170
	$19,608,662	$15,359,032
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: 2021 — 132,419,754 shares; 2020 — 125,882,477 shares	$662	$629
Additional paid-in capital	5,023,751	4,377,149
Accumulated other comprehensive income (loss)	69,803	(57,589)
Retained earnings	2,812,673	2,471,014
Shareholders’ equity	7,906,889	6,791,203
Long-term debt	4,930,205	4,531,779
Total capitalization	12,837,094	11,322,982
Commitments and contingencies (See Note 13)
Current liabilities
Accounts payable and accrued liabilities	423,222	235,775
Other current liabilities	686,681	546,461
Current maturities of long-term debt	2,400,452	165
Total current liabilities	3,510,355	782,401
Deferred income taxes	1,705,809	1,456,569
Regulatory excess deferred taxes (See Note 14)	549,227	697,764
Regulatory cost of removal obligation	468,688	457,188
Deferred credits and other liabilities	537,489	642,128
	$19,608,662	$15,359,032
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2021	2020	2019
	(In thousands, except per share data)
Operating revenues
Distribution segment	$3,241,973	$2,626,993	$2,745,461
Pipeline and storage segment	637,347	609,339	567,024
Intersegment eliminations	(471,830)	(415,195)	(410,637)
Total operating revenues	3,407,490	2,821,137	2,901,848
Purchased gas cost
Distribution segment	1,501,695	1,071,227	1,268,591
Pipeline and storage segment	1,582	1,548	(360)
Intersegment eliminations	(470,560)	(413,921)	(409,394)
Total purchased gas cost	1,032,717	658,854	858,837
Operation and maintenance expense	679,019	629,601	630,308
Depreciation and amortization expense	477,977	429,828	391,456
Taxes, other than income	312,779	278,755	275,189
Operating income	904,998	824,099	746,058
Other non-operating income (expense)	(2,145)	7,171	7,404
Interest charges	83,554	84,474	103,153
Income before income taxes	819,299	746,796	650,309
Income tax expense	153,736	145,353	138,903
Net Income	$665,563	$601,443	$511,406
Basic net income per share	$5.12	$4.89	$4.36
Diluted net income per share	$5.12	$4.89	$4.35
Weighted average shares outstanding:
Basic	129,779	122,788	117,200
Diluted	129,834	122,872	117,461

Net income	$665,563	$601,443	$511,406
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(55), $32 and $64	(191)	106	218
Cash flow hedges:
Amortization and unrealized gains (losses) on interest rate agreements, net of tax of $36,875, $17,198 and $(6,782)	127,583	56,888	(22,944)
Total other comprehensive income (loss)	127,392	56,994	(22,726)
Total comprehensive income	$792,955	$658,437	$488,680
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2018	111,273,683	$556	$2,974,926	$(83,647)	$1,878,116	$4,769,951
Net income	—	—	—	—	511,406	511,406
Other comprehensive loss	—	—	—	(22,726)	—	(22,726)
Cash dividends ($2.10 per share)	—	—	—	—	(245,717)	(245,717)
Cumulative effect of accounting change	—	—	—	(8,210)	8,210	—
Common stock issued:
Public offering	7,574,111	38	694,065	—	—	694,103
Direct stock purchase plan	110,063	1	11,070	—	—	11,071
Retirement savings plan	81,456	—	8,252	—	—	8,252
1998 Long-term incentive plan	299,612	2	2,946	—	—	2,948
Employee stock-based compensation	—	—	20,935	—	—	20,935
Balance, September 30, 2019	119,338,925	597	3,712,194	(114,583)	2,152,015	5,750,223
Net income	—	—	—	—	601,443	601,443
Other comprehensive income	—	—	—	56,994	—	56,994
Cash dividends ($2.30 per share)	—	—	—	—	(282,444)	(282,444)
Common stock issued:
Public offering	6,101,916	30	624,272	—	—	624,302
Direct stock purchase plan	107,989	1	11,325	—	—	11,326
Retirement savings plan	78,941	—	8,222	—	—	8,222
1998 Long-term incentive plan	254,706	1	2,748	—	—	2,749
Employee stock-based compensation	—	—	18,388	—	—	18,388
Balance, September 30, 2020	125,882,477	629	4,377,149	(57,589)	2,471,014	6,791,203
Net income	—	—	—	—	665,563	665,563
Other comprehensive income	—	—	—	127,392	—	127,392
Cash dividends ($2.50 per share)	—	—	—	—	(323,904)	(323,904)
Common stock issued:
Public offering	6,130,875	31	606,636	—	—	606,667
Direct stock purchase plan	79,921	—	7,715	—	—	7,715
Retirement savings plan	84,265	1	8,125	—	—	8,126
1998 Long-term incentive plan	242,216	1	3,091	—	—	3,092
Employee stock-based compensation	—	—	21,035	—	—	21,035
Balance, September 30, 2021	132,419,754	$662	$5,023,751	$69,803	$2,812,673	$7,906,889

See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2021	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$665,563	$601,443	$511,406
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	477,977	429,828	391,456
Deferred income taxes	155,355	155,322	132,004
One-time income tax benefit	—	(20,962)	—
Stock-based compensation	11,255	9,583	11,121
Amortization of debt issuance costs	14,030	11,543	9,464
Equity component of AFUDC	(32,749)	(23,493)	(11,165)
Other	3,731	8,411	1,169
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(113,665)	7,167	18,724
(Increase) decrease in gas stored underground	(66,166)	18,188	35,594
Increase in Winter Storm Uri current regulatory asset (see Note 9)	(2,003,659)	—	—
Increase in other current assets	(84,705)	(35,878)	(26,590)
Increase in Winter Storm Uri long-term regulatory asset (see Note 9)	(76,652)	—	—
(Increase) decrease in deferred charges and other assets	136,809	(31,935)	(58,403)
Increase in accounts payable and accrued liabilities	104,242	7,359	9,908
Decrease in other current liabilities	(166,268)	(129,543)	(103,895)
Increase (decrease) in deferred credits and other liabilities	(109,349)	30,966	47,976
Net cash provided by (used in) operating activities	(1,084,251)	1,037,999	968,769
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(1,969,540)	(1,935,676)	(1,693,477)
Proceeds from the sale of discontinued operations	—	—	4,000
Purchases of debt and equity securities	(49,879)	(50,517)	(29,153)
Proceeds from sale of debt and equity securities	14,957	32,339	6,070
Maturities of debt securities	28,850	18,669	20,299
Other, net	11,957	9,667	8,601
Net cash used in investing activities	(1,963,655)	(1,925,518)	(1,683,660)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-term debt	—	(464,915)	(110,865)
Proceeds from issuance of long-term debt, net of premium/discount	2,797,346	999,450	1,045,221
Net proceeds from equity offering	606,667	624,302	694,103
Issuance of common stock through stock purchase and employee retirement plans	15,841	19,548	19,323
Settlement of interest rate swaps	62,159	(4,426)	(90,141)
Repayment of long-term debt	—	—	(575,000)
Cash dividends paid	(323,904)	(282,444)	(245,717)
Debt issuance costs	(14,288)	(7,738)	(11,254)
Net cash provided by financing activities	3,143,821	883,777	725,670
Net increase (decrease) in cash and cash equivalents	95,915	(3,742)	10,779
Cash and cash equivalents at beginning of year	20,808	24,550	13,771
Cash and cash equivalents at end of year	$116,723	$20,808	$24,550
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

(1)Denotes location where we have more limited service areas.
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
Substantially all of our regulatory assets are recorded as a component of other current assets and deferred charges and other assets and our regulatory liabilities are recorded as a component of other current liabilities and deferred credits and other

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities. Deferred gas costs are recorded either in other current assets or liabilities and the long-term portion of regulatory excess deferred taxes and regulatory cost of removal obligation are reported separately. Significant regulatory assets and liabilities as of September 30, 2021 and 2020 included the following:

	September 30
	2021	2020
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$45,922	$149,089
Infrastructure mechanisms (1)	222,795	183,943
Winter Storm Uri incremental costs (2)	2,100,728	—
Deferred gas costs	66,395	40,593
Regulatory excess deferred taxes (3)	45,370	—
Recoverable loss on reacquired debt	3,789	4,894
Deferred pipeline record collection costs	32,099	29,839
Other	4,343	6,283
	$2,521,441	$414,641
Regulatory liabilities:
Regulatory excess deferred taxes (3)	$705,084	$718,651
Regulatory cost of removal obligation	541,511	531,096
Deferred gas costs	52,553	19,985
Asset retirement obligation	18,373	20,348
APT annual adjustment mechanism	31,110	57,379
Pension and postretirement benefit costs	56,201	—
Other	19,363	19,554
	$1,424,195	$1,367,013

(1)Infrastructure mechanisms in Texas, Louisiana and Tennessee allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on the deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recovered through base rates.
(2)Includes extraordinary gas costs incurred during Winter Storm Uri and related carrying costs. See Note 9 to the consolidated financial statements for further information. This amount is recorded within other current assets and deferred charges and other assets on the consolidated balance sheet as of September 30, 2021.
(3)Regulatory excess deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA") and a Kansas legislative change enacted in fiscal 2020. See Notes 12 and 14 to the consolidated financial statements for further information.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Accounts receivable and allowance for uncollectible accounts — Accounts receivable arise from natural gas sales to residential, commercial, industrial, public authority and other customers. Our accounts receivable balance includes unbilled amounts which represent a customer’s consumption of gas from the date of the last cycle billing through the last day of the month. The receivable balances are short term and generally do not extend beyond one month. To minimize credit risk, we assess the credit worthiness of new customers, require deposits where necessary, assess late fees, pursue collection activities and disconnect service for nonpayment. After disconnection, accounts are written off when deemed uncollectible. At each reporting period, we assess the allowance for uncollectible accounts based on historical experience, current conditions and consideration of expected future conditions. Circumstances which could affect our estimates include, but are not limited to, customer credit issues, the level of natural gas prices, customer deposits and general economic conditions.
Gas stored underground — Our gas stored underground is comprised of natural gas injected into storage to support the winter season withdrawals for our distribution operations. The average cost method is used for all of our distribution operations. Gas in storage that is retained as cushion gas to maintain reservoir pressure is classified as property, plant and equipment and is valued at cost.
Property, plant and equipment — Regulated property, plant and equipment is stated at original cost, net of contributions in aid of construction. The cost of additions includes direct construction costs, payroll related costs (taxes, pensions and other benefits), administrative and general costs and an allowance for funds used during construction (AFUDC). AFUDC represents the capitalizable total cost of funds used to finance the construction of major projects.
The following table details amounts capitalized for the fiscal year ended September 30.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		2021	2020	2019
Component of AFUDC	Statement of Comprehensive Income Location	(In thousands)
Debt	Interest charges	$11,414	$8,436	$7,643
Equity	Other non-operating income (expense)	32,749	23,493	11,165
		$44,163	$31,929	$18,808
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
Regulated property, plant and equipment is depreciated at various rates on a straight-line basis. These rates are approved by our regulatory commissions and are comprised of two components: one based on average service life and one based on cost of removal. Accordingly, we recognize our cost of removal expense as a component of depreciation expense. The related cost of removal accrual is reflected as a regulatory liability on the consolidated balance sheet. At the time property, plant and equipment is retired, removal expenses less salvage, are charged to the regulatory cost of removal accrual. The composite depreciation rate was 3.0 percent, 3.0 percent and 3.1 percent for the fiscal years ended September 30, 2021, 2020 and 2019.
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
As of September 30, 2021 and 2020, we had asset retirement obligations of $18.4 million and $20.3 million. Additionally, we had $12.8 million and $14.4 million of asset retirement costs recorded as a component of property, plant and equipment that will be depreciated over the remaining life of the underlying associated assets.
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
Goodwill — We annually evaluate our goodwill balances for impairment during our second fiscal quarter or more frequently as impairment indicators arise. During the second quarter of fiscal 2021, we completed our annual goodwill impairment assessment. We test goodwill for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired. Although not applicable for the fiscal 2021 analysis, if a qualitative goodwill assessment resulted in impairment indicators, we would then use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. These calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates and the discount rate. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value.
Lease accounting — We adopted the provisions of the new lease accounting standard beginning on October 1, 2019. Results for reporting periods beginning on October 1, 2019 are presented under the new lease accounting standard and prior periods are presented under the former lease accounting standard. Upon adoption, we recorded right of use (ROU) assets and lease liabilities within the consolidated balance sheet.
We determine if an arrangement is a lease at the inception of the agreement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and we have the right to control the asset. We are the lessee for substantially all of our leasing activities, which primarily includes operating leases for office and warehouse space, tower space, vehicles and heavy equipment used in our operations. We are also a lessee in finance leases for service centers.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The lease liability represents the present value of all lease payments over the lease term. We do not include short-term leases in the calculation of our lease liabilities. The discount rate used to determine the present value of the lease liability is the rate implicit in the lease unless that rate cannot be readily determined. We use the implicit rate stated in the agreement to determine the lease liability for our fleet leases. We use our corporate collateralized incremental borrowing rate as the discount rate for all other lease agreements. This rate is appropriate because we believe it represents the rate we would have incurred to borrow funds to acquire the leased asset over a similar term. We calculated this rate using a combination of inputs, including our current credit rating, quoted market prices of interest rates for our publicly traded unsecured debt, observable market yield curve data for peer companies with a credit rating one notch higher than our current credit rating and the lease term.
The ROU asset represents the right to use the underlying asset for the lease term, and is equal to the lease liability, adjusted for prepaid or accrued lease payments and any lease incentives that have been paid to us or when we are reasonably certain to incur costs equal to or greater than the allowance defined in the contract. We bundle our lease and non-lease components as a single component for all asset classes.
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
Marketable securities — As of September 30, 2021, we hold marketable securities classified as either equity or debt securities. Changes in fair value of our equity securities are recorded in net income, while debt securities, which are considered available for sale securities, are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss).
We regularly evaluate the performance of our available for sale debt securities on an investment by investment basis for impairment, taking into consideration the securities’ purpose, volatility and current returns. If a determination is made that a security will likely be sold before the recovery of its cost, the related investment is written down to its estimated fair value.
Financial instruments and hedging activities — We use financial instruments to mitigate commodity price risk in our distribution and pipeline and storage segments and to mitigate interest rate risk. The objectives and strategies for using financial instruments have been tailored to our business and are discussed in Note 15 to the consolidated financial statements.
We record all of our financial instruments on the balance sheet at fair value, with the exception of normal purchases and normal sales that are expected to result in physical delivery, with changes in fair value ultimately recorded in the statement of comprehensive income. These financial instruments are reported as risk management assets and liabilities and are classified as current or noncurrent other assets or liabilities based upon the anticipated settlement date of the underlying financial instrument. We record the cash flow impact of our financial instruments in operating cash flows based upon their balance sheet classification.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Associated with Interest Rate Risk
In connection with the planned issuance of long-term debt, we may use financial instruments to manage interest rate risk. We currently manage this risk through the use of forward starting interest rate swaps to fix the Treasury yield component of the interest cost associated with anticipated financings. We designate these financial instruments as cash flow hedges at the time the agreements are executed. Unrealized gains and losses associated with the instruments are recorded as a component of accumulated other comprehensive income (loss). When the instruments settle, the realized gain or loss is recorded as a component of accumulated other comprehensive income (loss) and recognized as a component of interest charges over the life of the related financing arrangement. As of September 30, 2021 and 2020, no cash was required to be held in margin accounts.
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
Contingencies — In the normal course of business, we are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties or the action of various regulatory agencies. For such matters, we record liabilities when they are considered probable and estimable, based on currently available facts and our estimates of the ultimate outcome or resolution of the liability in the future. We maintain liability insurance for various risks associated with the operation of our natural gas pipelines and facilities, including for property damage and bodily injury. These liability insurance policies generally require us to be responsible for the first $1.0 million (self-insured retention) of each incident. To the extent a loss contingency exceeds the self-insurance retention, we record an insurance receivable when

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recovery is considered probable. Upon reaching a settlement, the loss contingency is deemed resolved and recorded in accounts payable and accrued liabilities until paid. Loss contingencies and any related insurance recovery receivables reflect our best estimate of these amounts as of the date of this report. Actual results may differ from estimates, depending on actual outcomes or changes in the facts or expectations surrounding each potential exposure.
Subsequent events — Except as noted in Note 6 to the consolidated financial statements regarding the commencement of finance leases, Note 7 to the consolidated financial statements regarding the public offering of senior notes and Note 9 to the consolidated financial statements regarding the most recent update to our securitization filing in the State of Texas, no events occurred subsequent to the balance sheet date that would require recognition or disclosure in the consolidated financial statements.
Recent accounting pronouncements
Accounting pronouncements adopted in fiscal 2021
Effective October 1, 2020, we adopted new accounting guidance that requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, we estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. The new guidance also introduces a new impairment recognition model for available-for-sale debt securities that will require credit losses to be recorded through an allowance account. We adopted the new guidance using a modified retrospective method. The adoption of this standard did not have a material impact on our financial position, results of operations and cash flows and no adjustments were made to October 1, 2020 opening balances as a result of this adoption. As required under the modified retrospective method of adoption, results for the reporting period beginning after October 1, 2020 are presented under Accounting Standards Codification (ASC) 326, while prior period amounts are not adjusted. See Notes 5 and 16 to the consolidated financial statements for further discussion of implementation of the standard.
Accounting pronouncements that will be effective after fiscal 2021
In March 2020, the Financial Accounting Standards Board (FASB) issued optional guidance which will ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the cessation of the London Interbank Offered Rate (LIBOR). The amendments can be elected immediately, as of March 12, 2020, through December 31, 2022. As we implement the cessation of LIBOR into our current contracts and hedging relationships, we expect to elect the optional guidance to ease the potential burden in accounting. We are currently evaluating the potential impact on our financial position, results of operations and cash flows.
3.    Segment Information
    As of September 30, 2021, we manage and review our consolidated operations through the following two reportable segments:
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$3,238,753	$168,737	$—	$3,407,490
Intersegment revenues	3,220	468,610	(471,830)	—
Total operating revenues	3,241,973	637,347	(471,830)	3,407,490
Purchased gas cost	1,501,695	1,582	(470,560)	1,032,717
Operation and maintenance expense	501,209	179,080	(1,270)	679,019
Depreciation and amortization expense	345,481	132,496	—	477,977
Taxes, other than income	275,074	37,705	—	312,779
Operating income	618,514	286,484	—	904,998
Other non-operating income (expense)	(20,694)	18,549	—	(2,145)
Interest charges	36,629	46,925	—	83,554
Income before income taxes	561,191	258,108	—	819,299
Income tax expense	115,329	38,407	—	153,736
Net income	$445,862	$219,701	$—	$665,563
Capital expenditures	$1,454,195	$515,345	$—	$1,969,540

	Year Ended September 30, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,624,251	$196,886	$—	$2,821,137
Intersegment revenues	2,742	412,453	(415,195)	—
Total operating revenues	2,626,993	609,339	(415,195)	2,821,137
Purchased gas cost	1,071,227	1,548	(413,921)	658,854
Operation and maintenance expense	472,760	158,115	(1,274)	629,601
Depreciation and amortization expense	309,582	120,246	—	429,828
Taxes, other than income	245,181	33,574	—	278,755
Operating income	528,243	295,856	—	824,099
Other non-operating income (expense)	(1,265)	8,436	—	7,171
Interest charges	39,634	44,840	—	84,474
Income before income taxes	487,344	259,452	—	746,796
Income tax expense	91,680	53,673	—	145,353
Net income	$395,664	$205,779	$—	$601,443
Capital expenditures	$1,466,631	$469,045	$—	$1,935,676

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,742,824	$159,024	$—	$2,901,848
Intersegment revenues	2,637	408,000	(410,637)	—
Total operating revenues	2,745,461	567,024	(410,637)	2,901,848
Purchased gas cost	1,268,591	(360)	(409,394)	858,837
Operation and maintenance expense	480,222	151,329	(1,243)	630,308
Depreciation and amortization expense	283,697	107,759	—	391,456
Taxes, other than income	242,179	33,010	—	275,189
Operating income	470,772	275,286	—	746,058
Other non-operating income	6,241	1,163	—	7,404
Interest charges	60,031	43,122	—	103,153
Income before income taxes	416,982	233,327	—	650,309
Income tax expense	88,168	50,735	—	138,903
Net income	$328,814	$182,592	$—	$511,406
Capital expenditures	$1,274,613	$418,864	$—	$1,693,477
The following table summarizes our revenues from external parties, excluding intersegment revenues, by products and services for the fiscal years ended September 30.

	2021	2020	2019
	(In thousands)
Distribution revenues:
Gas sales revenues:
Residential	$2,117,272	$1,717,070	$1,733,548
Commercial	838,382	654,963	711,284
Industrial	113,171	89,641	118,046
Public authority and other	50,369	42,007	42,613
Total gas sales revenues	3,119,194	2,503,681	2,605,491
Transportation revenues	105,554	97,441	95,629
Other gas revenues	14,005	23,129	41,704
Total distribution revenues	3,238,753	2,624,251	2,742,824
Pipeline and storage revenues	168,737	196,886	159,024
Total operating revenues	$3,407,490	$2,821,137	$2,901,848

Balance sheet information at September 30, 2021 and 2020 by segment is presented in the following tables.

	September 30, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$11,232,649	$3,831,321	$—	$15,063,970
Total assets	$18,847,266	$4,076,844	$(3,315,448)	$19,608,662

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$9,944,978	$3,410,369	$—	$13,355,347
Total assets	$14,578,176	$3,647,907	$(2,867,051)	$15,359,032
4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic weighted average shares outstanding is calculated based upon the weighted average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 8 to the consolidated financial statements,when the impact is dilutive.
Basic and diluted earnings per share for the fiscal years ended September 30 are calculated as follows:

	2021	2020	2019
	(In thousands, except per share data)
Basic Earnings Per Share
Net Income	$665,563	$601,443	$511,406
Less: Income allocated to participating securities	465	444	416
Net Income available to common shareholders	$665,098	$600,999	$510,990
Basic weighted average shares outstanding	129,779	122,788	117,200
Net Income per share — Basic	$5.12	$4.89	$4.36

Diluted Earnings Per Share
Net Income available to common shareholders	$665,098	$600,999	$510,990
Effect of dilutive shares	—	—	—
Net Income available to common shareholders	$665,098	$600,999	$510,990
Basic weighted average shares outstanding	129,779	122,788	117,200
Dilutive shares	55	84	261
Diluted weighted average shares outstanding	129,834	122,872	117,461
Net Income per share — Diluted	$5.12	$4.89	$4.35

5.    Revenue and Accounts Receivable

The following tables disaggregates our revenue from contracts with customers by customer type and segment and provides a reconciliation to total operating revenues, including intersegment revenues, for the periods presented.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2021
	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$2,129,704	$—
Commercial	841,145	—
Industrial	113,091	—
Public authority and other	50,565	—
Total gas sales revenues	3,134,505	—
Transportation revenues	107,822	646,416
Miscellaneous revenues	10,971	14,141
Revenues from contracts with customers	3,253,298	660,557
Alternative revenue program revenues (1)	(13,303)	(23,210)
Other revenues	1,978	—
Total operating revenues	$3,241,973	$637,347

	Year Ended September 30, 2020
	Distribution	Pipeline and Storage

Gas sales revenues:
Residential	$1,704,444	$—
Commercial	650,396	—
Industrial	89,467	—
Public authority and other	41,339	—
Total gas sales revenues	2,485,646	—
Transportation revenues	99,435	636,819
Miscellaneous revenues	19,085	9,754
Revenues from contracts with customers	2,604,166	646,573
Alternative revenue program revenues (1)	20,856	(37,234)
Other revenues	1,971	—
Total operating revenues	$2,626,993	$609,339

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2019
	Distribution	Pipeline and Storage

Gas sales revenues:
Residential	$1,755,229	$—
Commercial	716,757	—
Industrial	118,060	—
Public authority and other	42,796	—
Total gas sales revenues	2,632,842	—
Transportation revenues	97,495	623,808
Miscellaneous revenues	26,050	8,060
Revenues from contracts with customers	2,756,387	631,868
Alternative revenue program revenues (1)	(12,958)	(64,844)
Other revenues	2,032	—
Total operating revenues	$2,745,461	$567,024
(1)In our distribution segment, we have weather-normalization adjustment mechanisms that serve to mitigate the effects of weather on our revenue. Additionally, APT has a regulatory mechanism that requires that we share with its tariffed customers 75% of the difference between the total non-tariffed revenues earned during a test period and a revenue benchmark.
Accounts receivable and allowance for uncollectible accounts
As described in Note 2 to the consolidated financial statements, on October 1, 2020, we adopted new accounting guidance which requires credit losses on our accounts receivable to be measured using an expected credit loss model over the entire contractual term from the date of initial recognition.
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
Rollforwards of our allowance for uncollectible accounts for the year ended September 30, 2021, 2020 and 2019 are presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 79 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.

Allowance for uncollectible accounts
(In thousands)
Balance, September 30, 2018	$14,795
Current period provisions	18,106
Write-offs charged against allowance	(19,575)
Recoveries of amounts previously written off	2,573
Balance, September 30, 2019	15,899
Current period provisions	24,796
Write-offs charged against allowance	(12,698)
Recoveries of amounts previously written off	1,952
Balance, September 30, 2020	29,949
Current period provisions	43,807
Write-offs charged against allowance	(11,019)
Recoveries of amounts previously written off	1,734
Balance, September 30, 2021	$64,471

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table presents our weighted average remaining lease term for our leases.

	September 30, 2021	September 30, 2020
Weighted average remaining lease term (years)
Finance leases	19.0	19.1
Operating leases	10.2	10.6
The following table represents our weighted average discount rate:

	September 30, 2021	September 30, 2020
Weighted average discount rate
Finance leases	5.7%	8.0%
Operating leases	2.8%	2.9%
Lease costs for the year ended September 30, 2021 and 2020 are presented in the table below. These costs include both amounts recognized in expense and amounts capitalized. For the year ended September 30, 2021 and 2020 we did not have material short-term lease costs or variable lease costs.

	September 30, 2021	September 30, 2020
	(In thousands)
Finance lease cost	$1,334	$622
Operating lease cost	42,349	40,887
Total lease cost	$43,683	$41,509
Our ROU assets and lease liabilities are presented as follows on the consolidated balance sheets:

	Balance Sheet Classification	September 30, 2021	September 30, 2020
		(In thousands)
Assets
Finance leases	Net Property, Plant and Equipment	$18,252	$8,480
Operating leases	Deferred charges and other assets	222,446	227,146
Total right-of-use assets		$240,698	$235,626
Liabilities
Current
Finance leases	Current maturities of long-term debt	$452	$165
Operating leases	Other current liabilities	37,688	35,716
Noncurrent
Finance leases	Long-term debt	18,287	8,466
Operating leases	Deferred credits and other liabilities	194,745	201,071
Total lease liabilities		$251,172	$245,418
Finance leases for two service centers are expected to commence in the first quarter of fiscal 2022 that impact our future lease payments. The total future lease payments for these leases are $46.5 million.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other pertinent information related to leases was as follows. During the year ended September 30, 2021 and 2020, amounts paid in cash for our finance leases were not material.

	September 30, 2021	September 30, 2020
	(In thousands)
Cash paid amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$42,013	$37,758
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$10,333	$6,083
Operating leases	$25,690	$34,169

Maturities of our lease liabilities as of September 30, 2021 were as follows:

	Total	Finance Leases	Operating Leases
	(In thousands)
2022	$43,164	$1,342	$41,822
2023	38,690	1,365	37,325
2024	32,106	1,388	30,718
2025	23,927	1,411	22,516
2026	18,278	1,435	16,843
Thereafter	144,718	22,868	121,850
Total lease payments	300,883	29,809	271,074
Less: Imputed interest	49,711	11,070	38,641
Total	$251,172	$18,739	$232,433
Reported as of September 30, 2021
Short-term lease liabilities	$38,140	$452	$37,688
Long-term lease liabilities	213,032	18,287	194,745
Total lease liabilities	$251,172	$18,739	$232,433
Disclosures Related to Periods Prior to Adoption of ASC 842
Consolidated lease and rental expense amounted to $40.4 million for fiscal 2019.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Debt
Long-term debt
Long-term debt at September 30, 2021 and 2020 consisted of the following:

	2021	2020
	(In thousands)
Unsecured 0.625% Senior Notes, due 2023	$1,100,000	$—
Unsecured 3.00% Senior Notes, due 2027	500,000	500,000
Unsecured 2.625% Senior Notes, due 2029	300,000	300,000
Unsecured 1.50% Senior Notes, due 2031	600,000	—
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due 2049	500,000	500,000
Floating-rate term loan, due April 2022	200,000	200,000
Floating-rate Senior Notes, due 2023	1,100,000	—
Medium term Series A notes, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Finance lease obligations (see Note 6)	18,739	8,631
Total long-term debt	7,378,739	4,568,631
Less:
Net original issue (premium) / discount on unsecured senior notes and debentures	2,811	583
Debt issuance cost	45,271	36,104
Current maturities	2,400,452	165
	$4,930,205	$4,531,779
Maturities of long-term debt, excluding our finance lease obligations, at September 30, 2021 were as follows (in thousands):

2022	$2,400,000
2023	—
2024	—
2025	10,000
2026	—
Thereafter	4,950,000
$7,360,000
On October 1, 2021, we completed a public offering of $600 million of 2.85% senior notes dues 2052, with an effective interest rate of 2.58%, after giving effect to the offering costs and settlement of our interest rate swaps. The net proceeds from the offering, after the underwriting discount and estimated offering expenses, of $589.6 million, will be used for general corporate purposes.
On March 9, 2021, we completed a public offering of $1.1 billion of 0.625% senior notes due 2023, with an effective interest rate of 0.834%, after giving effect to the offering costs, and $1.1 billion floating rate senior notes due 2023 that bear interest at a rate equal to the Three-Month LIBOR rate plus 0.38%. The net proceeds from the offering, after the underwriting discount and offering expenses, of $2.2 billion were used for the payment of unplanned natural gas costs incurred during Winter Storm Uri. The notes are subject to optional redemption at any time on or after September 9, 2021 at a price equal to 100 percent of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon, if any, to, but

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluding, the redemption date. As discussed in Note 9 to the consolidated financial statements, we intend to repay these notes in fiscal 2022 after the expected receipt of securitization funds. As such, we have classified the senior notes as current maturities of long-term debt as of September 30, 2021.
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
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that was replaced on March 31, 2021, with a new five-year unsecured $1.5 billion credit facility that expires on March 31, 2026. The new facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for LIBOR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At September 30, 2021 and September 30, 2020, there were no amounts outstanding under our commercial paper program.
We had a $600 million 365-day unsecured revolving credit facility, which was replaced on March 31, 2021, with a new $900 million three-year unsecured revolving credit facility. This new facility will be used primarily to provide additional working capital funding. The new facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for LIBOR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $100 million accordion feature, which provides the opportunity to increase the total committed loan to $1.0 billion. At September 30, 2021, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2021 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of September 30, 2021.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed April 29, 2021 and is used to issue letters of credit and to provide working capital funding. At September 30, 2021, there were no borrowings outstanding under the new facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt Covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At September 30, 2021, our total-debt-to-total-capitalization ratio, as defined, was 49 percent. In addition, both the interest margin and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. We were in compliance with all of our debt covenants as of September 30, 2021. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Shareholders' Equity

Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
On June 29, 2021, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities, which expires June 29, 2024. This shelf registration statement replaced our previous shelf registration statement which was filed on February 11, 2020. At September 30, 2021, approximately $4.0 billion of securities remained available for issuance under the shelf registration statement. Following the completion of the $600 million senior unsecured notes offering on October 1, 2021 (see Note 7 to the consolidated financial statements), approximately $3.4 billion of securities remained available for issuance under the shelf registration statement.
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
During the year ended September 30, 2021, we executed forward sales under the February 2020 ATM and June 2021 ATM equity sales programs with various forward sellers who borrowed and sold 5,866,604 shares of our common stock at an aggregate price of $578.4 million. During the year ended September 30, 2021, we also settled forward sale agreements with respect to 6,130,875 shares that had been borrowed and sold by various forward sellers under the February 2020 ATM for net proceeds of $606.7 million. As of September 30, 2021, $760 million of equity was available for issuance under the June 2021 ATM program. Additionally, we had $302.0 million in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In Thousands)	Forward Price
June 30, 2022	1,681,910	$166,989	99.29
September 30, 2022	1,389,814	134,995	97.13
Total	3,071,724	$301,984	98.31
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2020	$238	$(57,827)	$(57,589)
Other comprehensive income (loss) before reclassifications	(191)	123,017	122,826
Amounts reclassified from accumulated other comprehensive income	—	4,566	4,566
Net current-period other comprehensive income (loss)	(191)	127,583	127,392
September 30, 2021	$47	$69,756	$69,803

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2019	$132	$(114,715)	$(114,583)
Other comprehensive income before reclassifications	108	53,241	53,349
Amounts reclassified from accumulated other comprehensive income	(2)	3,647	3,645
Net current-period other comprehensive income	106	56,888	56,994
September 30, 2020	$238	$(57,827)	$(57,589)

9.    Winter Storm Uri
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
Incremental Financing
As discussed in Note 7 to the consolidated financial statements, on March 9, 2021, we completed a public offering of $2.2 billion in debt securities and the net proceeds from the offering, after the underwriting discount and offering expenses, were used to substantially fund these purchased gas costs. As a result of this unplanned debt issuance, S&P lowered its long-term/short-term credit ratings from A/A-1 to A-/A-2 and placed our ratings under negative outlook. Moody’s reaffirmed its long-term and short-term credit ratings and placed our ratings under negative outlook. These credit rating adjustments and the issuance of unplanned debt did not impact our ability to satisfy our debt covenants.
Regulatory Asset Accounting
Our purchased gas costs are recoverable through purchased gas cost adjustment mechanisms in each state where we operate. Due to the unprecedented level of purchased gas costs incurred during Winter Storm Uri, the Kansas Corporation Commission (KCC) and the Railroad Commission of Texas (RRC) issued orders authorizing natural gas utilities to record a regulatory asset to account for the extraordinary costs associated with the winter storm. Pursuant to these orders, as of September 30, 2021, we have recorded a $2.1 billion regulatory asset for incremental costs, including carrying costs, incurred in Kansas ($89.0 million) and Texas ($2,011.7 million). These costs are subject to review for prudency by each commission and may be adjusted.
Securitization
To minimize the impact on the customer bill by extending the recovery periods for these unprecedented purchased gas costs, the Kansas and Texas State Legislatures each approved securitization legislation during fiscal 2021. The following summarizes the status of the securitization of each state as of the date of this filing.
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
On September 14, 2021, we filed with the KCC an application to securitize $94.1 million of extraordinary gas costs incurred during Winter Storm Uri. This amount also includes an estimate of penalties, carrying costs and administrative costs

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that we expect to incur in connection with the resolution of this filing. Included in our filing is an allowed deferral of an equity return as part of the recoverable carrying costs. As of September 30, 2021, approximately $2.8 million is capitalized for ratemaking purposes but is not recorded as a regulatory asset on our consolidated balance sheet. We anticipate proceedings to begin in January 2022. Because we intend to securitize these costs and recover over several years, we have recorded the regulatory asset for Kansas as a long-term asset in deferred charges and other assets as of September 30, 2021.
Texas
On June 16, 2021, House Bill 1520 became effective. House Bill 1520 authorizes the RRC to issue a statewide securitization financing order directing the Texas Public Finance authority to issue bonds (customer rate relief bonds) for gas utilities that choose to participate to recover extraordinary costs incurred to secure gas supply and to provide service during Winter Storm Uri, and to restore gas utility systems after that event, thereby providing rate relief to customers by extending the period during which these extraordinary costs would otherwise be recovered and supporting the financial strength and stability of gas utility companies.
The legislation required natural gas utilities seeking to participate in the securitization program to file an application with the RRC and submit extraordinary gas costs incurred during Winter Storm Uri for a prudency review by July 30, 2021. We filed our application with the RRC on July 30, 2021 to securitize $2.0 billion of extraordinary gas costs incurred during Winter Storm Uri. This amount also included an estimate of carrying costs and administrative costs that we expect to incur in connection with the resolution of this filing.
On November 10, 2021, the RRC issued a Final Determination of the Regulatory Asset (the Final Determination). The Final Determination stipulates that all of our gas and storage costs were prudently incurred. Additionally, the Final Determination permits us to defer, through December 31, 2021 our actual carrying costs associated with the $2.2 billion of incremental financing issued in March 2021 and to recover approximately $0.6 million of our administrative costs.
The statutory deadline for the RRC to issue a Financing Order is March 27, 2022. The Financing Order will be issued to the Texas Public Financing Authority authorizing the issuance of customer rate relief bonds to securitize the aggregated extraordinary costs for all participating utilities within 180 days. The participating utilities, as servicers acting on behalf of the state of the securitization financing, will bill and collect customer rate relief charges from their current and future customers and remit the collections to the state issuer of the securitization financing.
Based on the RRC's procedural schedule, we believe we will receive the securitization funds within twelve months. We will repay the $2.2 billion in public notes issued to finance the incremental gas costs incurred during Winter Storm Uri. Accordingly, we have recorded the regulatory asset for Texas in other current assets and these notes as current maturities of long-term debt as of September 30, 2021.
10.    Retirement and Post-Retirement Employee Benefit Plans
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Defined Benefit Plan	Supplemental Executive Retirement Plans	Postretirement Plans	Total
	(In thousands)
September 30, 2021
Unrecognized prior service (credit) cost	$(353)	$—	$(64,313)	$(64,666)
Unrecognized actuarial (gain) loss	(3,060)	39,666	(28,141)	8,465
	$(3,413)	$39,666	$(92,454)	$(56,201)
September 30, 2020
Unrecognized prior service (credit) cost	$(584)	$—	$951	$367
Unrecognized actuarial loss	78,082	51,045	9,110	138,237
	$77,498	$51,045	$10,061	$138,604
Defined Benefit Plans
Employee Pension Plan
As of September 30, 2021, we maintained one cash balance defined benefit plan, the Atmos Energy Corporation Pension Account Plan (the Plan). The Plan was established effective January 1999 and covers most of the employees of Atmos Energy that were hired on or before September 30, 2010. Effective October 1, 2010, the plan was closed to new participants. The assets of the Plan are held within the Atmos Energy Corporation Master Retirement Trust (the Master Trust).
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
During fiscal 2021, we contributed $10.0 million in cash to the Plan to achieve a desired level of funding while maximizing the tax deductibility of this payment. During fiscal 2020, we did not make a contribution to the Plan. Based upon market conditions at September 30, 2021, the current funded position of the Plan and the funding requirements under the PPA, we do not anticipate a minimum required contribution for fiscal 2022. However, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.
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
The following table presents asset allocation information for the Master Trust as of September 30, 2021 and 2020.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Targeted Allocation Range	Actual Allocation September 30
Security Class		2021	2020
Domestic equities	35%-55%	44.5%	45.3%
International equities	10%-20%	16.9%	15.6%
Fixed income	5%-30%	16.0%	17.0%
Company stock	0%-15%	10.6%	13.0%
Other assets	0%-20%	12.0%	9.1%
At September 30, 2021 and 2020, the Plan held 716,700 shares of our common stock which represented 10.6 percent and 13.0 percent of total Plan assets. These shares generated dividend income for the Plan of approximately $1.8 million and $1.6 million during fiscal 2021 and 2020.
Our employee pension plan expenses and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates and demographic data. We review the estimates and assumptions underlying our employee pension plans annually based upon a September 30 measurement date. The development of our assumptions is fully described in our significant accounting policies in Note 2 to the consolidated financial statements. The actuarial assumptions used to determine the pension liability for the Plan was determined as of September 30, 2021 and 2020 and the actuarial assumptions used to determine the net periodic pension cost for the Plan was determined as of September 30, 2020, 2019 and 2018. In October 2021, the Society of Actuaries released its annually-updated mortality improvement scale for pension plans incorporating new assumptions surrounding life expectancies in the United States.  As of September 30, 2021, we updated our assumed mortality rates to incorporate the updated mortality table.
Additional assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2021	2020	2021	2020	2019
Discount rate	2.97%	2.80%	2.80%	3.29%	4.38%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%
Expected return on plan assets	6.25%	6.25%	6.25%	6.50%	6.75%
Interest crediting rate	4.69%	4.69%	4.69%	4.69%	4.69%
The following table presents the Plan’s accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2021 and 2020:

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2021	2020
	(In thousands)
Accumulated benefit obligation	$558,639	$565,755
Change in projected benefit obligation:
Benefit obligation at beginning of year	$604,221	$577,270
Service cost	17,369	17,551
Interest cost	16,883	19,028
Actuarial (gain) loss	(7,561)	22,898
Benefits paid	(34,883)	(32,526)
Benefit obligation at end of year	596,029	604,221
Change in plan assets:
Fair value of plan assets at beginning of year	528,881	530,109
Actual return on plan assets	92,808	31,298
Employer contributions	10,000	—
Benefits paid	(34,883)	(32,526)
Fair value of plan assets at end of year	596,806	528,881
Reconciliation:
Funded status	777	(75,340)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Net amount recognized	$777	$(75,340)

Net periodic pension cost for the Plan for fiscal 2021, 2020 and 2019 is presented in the following table.

	Fiscal Year Ended September 30
	2021	2020	2019
	(In thousands)
Components of net periodic pension cost:
Service cost	$17,369	$17,551	$15,311
Interest cost (1)	16,883	19,028	22,071
Expected return on assets (1)	(27,913)	(28,316)	(28,451)
Amortization of prior service cost (credit) (1)	8,686	(231)	(232)
Recognized actuarial (gain) loss (1)	(231)	9,025	4,201
Net periodic pension cost	$14,794	$17,057	$12,900

(1)    The components of net periodic cost other than the service cost component are included in the line item other non-operating income (expense) in the consolidated statements of comprehensive income or are capitalized on the consolidated balance sheets as a regulatory asset or liability, as described in Note 2 to the consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth by level, within the fair value hierarchy, the Plan's assets at fair value as of September 30, 2021 and 2020. As required by authoritative accounting literature, assets are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The methods used to determine fair value for the assets held by the Plan are fully described in Note 2 to the consolidated financial statements. Investments in our common/collective trusts and limited partnerships that are measured at net asset value per share equivalent are not classified in the fair value hierarchy. The net asset value amounts presented are intended to reconcile the fair value hierarchy to the total investments. In addition to the assets shown below, the Plan had net accounts receivable of $2.1 million and $0.7 million at September 30, 2021 and 2020, which materially approximates fair value due to the short-term nature of these assets.

	Assets at Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$239,166	$—	$—	$239,166
Money market funds	—	7,060	—	7,060
Registered investment companies	74,236	—	—	74,236
Government securities:
Mortgage-backed securities	—	14,048	—	14,048
U.S. treasuries	7,483	34	—	7,517
Corporate bonds	—	30,834	—	30,834
Total investments measured at fair value	$320,885	$51,976	$—	372,861
Investments measured at net asset value:
Common/collective trusts (1)				121,570
Limited partnerships (1)				100,299
Total investments				$594,730

	Assets at Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$211,244	$—	$—	$211,244
Money market funds	—	6,096	—	6,096
Registered investment companies	29,762	—	—	29,762
Government securities:
Mortgage-backed securities	—	15,230	—	15,230
U.S. treasuries	21,755	36	—	21,791
Corporate bonds	—	52,648	—	52,648
Total investments measured at fair value	$262,761	$74,010	$—	336,771
Investments measured at net asset value:
Common/collective trusts (1)				122,207
Limited partnerships (1)				69,176
Total investments				$528,154
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
Due to the retirement of certain executives of the company during fiscal 2021, we recognized a settlement charge of $9.2 million and paid a $25.7 million lump sum in relation to the retirements.
Similar to our employee pension plans, we review the estimates and assumptions underlying our supplemental plans annually based upon a September 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for the supplemental plans were determined as of September 30, 2021 and 2020 and the actuarial assumptions used to determine the net periodic pension cost for the supplemental plans were determined as of September 30, 2020, 2019 and 2018. These assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2021	2020	2021	2020	2019
Discount rate (1)	2.57%	2.80%	2.90%	3.19%	4.38%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%
Interest crediting rate	4.69%	4.69%	4.69%	4.69%	4.69%
 (1)     Reflects a weighted average discount rate for pension cost for fiscal 2021 and 2020 due to the settlements during the year.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the supplemental plans’ accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2021 and 2020:

	2021	2020
	(In thousands)
Accumulated benefit obligation	$100,981	$122,207
Change in projected benefit obligation:
Benefit obligation at beginning of year	$129,140	$143,987
Service cost	1,067	1,074
Interest cost	3,180	4,188
Actuarial (gain) loss	1,332	7,386
Benefits paid	(4,720)	(4,766)
Settlements	(25,698)	(22,729)
Benefit obligation at end of year	104,301	129,140
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	30,418	27,495
Benefits paid	(4,720)	(4,766)
Settlements	(25,698)	(22,729)
Fair value of plan assets at end of year	—	—
Reconciliation:
Funded status	(104,301)	(129,140)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued pension cost	$(104,301)	$(129,140)
Assets for the supplemental plans are held in separate rabbi trusts. At September 30, 2021 and 2020, assets held in the rabbi trusts consisted of equity securities of $38.1 million and $41.9 million, which are included in our fair value disclosures in Note 16 to the consolidated financial statements.
Net periodic pension cost for the supplemental plans for fiscal 2021, 2020 and 2019 is presented in the following table.

	Fiscal Year Ended September 30
	2021	2020	2019
	(In thousands)
Components of net periodic pension cost:
Service cost	$1,067	$1,074	$869
Interest cost (1)	3,180	4,188	5,127
Recognized actuarial loss (1)	3,560	3,945	2,227
Settlements (1)	9,151	9,180	—
Net periodic pension cost	$16,958	$18,387	$8,223

(1)    The components of net periodic cost other than the service cost component are included in the line item other non-operating income (expense) in the consolidated statements of comprehensive income or are capitalized on the consolidated balance sheets as a regulatory asset or liability, as described in Note 2 to the consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments
The following benefit payments for our defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:

	Pension Plan	Supplemental Plans
	(In thousands)
2022	$39,020	$4,925
2023	39,624	11,384
2024	40,314	4,496
2025	41,085	39,769
2026	42,053	5,665
2027-2031	203,461	22,079
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
Generally, our funding policy is to contribute annually an amount in accordance with the requirements of ERISA. However, additional voluntary contributions are made annually as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. We expect to contribute between $15 million and $25 million to our postretirement benefits plan during fiscal 2022.
We maintain a formal investment policy with respect to the assets in our postretirement benefits plan to ensure the assets funding the postretirement benefit plan are appropriately invested to maintain an acceptable level of risk. We also consider our current financial status when making recommendations and decisions regarding the postretirement benefits plan.
We currently invest the assets funding our postretirement benefit plan in diversified investment funds which consist of common stocks, preferred stocks and fixed income securities. The diversified investment funds may invest up to 75 percent of assets in common stocks and convertible securities. The following table presents asset allocation information for the postretirement benefit plan assets as of September 30, 2021 and 2020.

	Actual Allocation September 30
Security Class	2021	2020
Diversified investment funds	97.9%	97.4%
Cash and cash equivalents	2.1%	2.6%
Similar to our employee pension and supplemental plans, we review the estimates and assumptions underlying our postretirement benefit plan annually based upon a September 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for our postretirement plan were determined as of September 30, 2021 and 2020 and the actuarial assumptions used to determine the net periodic pension cost for the postretirement plan were determined as of September 30, 2020, 2019 and 2018.
Effective January 1, 2022, the Retiree Medical Plan for Retirees and Disabled Employees will be amended. The amendments remove the three percent cost increase limitation and change the post-65 retiree coverage to Via Benefits with an Atmos Energy funded Health Reimbursement Account. Eligible post-65 retirees and post-65 spouses will be eligible to enroll in benefits provided by Via Benefits, including those that previously deferred or declined retiree coverage. The amendments were approved by the Atmos Energy Board of Directors in May 2021 and the changes were communicated to participants beginning on July 31, 2021. These amendments to the Retiree Medical Plan for Retirees and Disabled Employees have been included in the actuarial assumptions used to determine the pension liability and net periodic for the postretirement plan as of September 30, 2020.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions are presented in the following table:

	Postretirement Liability		Postretirement Cost
	2021	2020	2021	2020	2019
Discount rate	3.01%	2.80%	2.80%	3.29%	4.38%
Expected return on plan assets	4.94%	4.94%	4.94%	5.14%	5.33%
Initial trend rate	6.25%	6.25%	6.25%	6.25%	6.50%
Ultimate trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Ultimate trend reached in	2027	2026	2026	2025	2022

The following table presents the postretirement plan’s benefit obligation and funded status as of September 30, 2021 and 2020:

	2021	2020
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$370,678	$316,033
Service cost	11,000	13,466
Interest cost	15,372	10,612
Plan participants’ contributions	5,648	5,849
Actuarial (gain) loss	6,800	43,412
Benefits paid	(19,610)	(18,694)
Plan amendments	(34,732)	—
Benefit obligation at end of year	355,156	370,678
Change in plan assets:
Fair value of plan assets at beginning of year	208,245	201,901
Actual return on plan assets	53,335	2,356
Employer contributions	20,581	16,833
Plan participants’ contributions	5,648	5,849
Benefits paid	(19,610)	(18,694)
Fair value of plan assets at end of year	268,199	208,245
Reconciliation:
Funded status	(86,957)	(162,433)
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued postretirement cost	$(86,957)	$(162,433)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic postretirement cost for fiscal 2021, 2020 and 2019 is presented in the following table.

	Fiscal Year Ended September 30
	2021	2020	2019
	(In thousands)
Components of net periodic postretirement cost:
Service cost	$11,000	$13,466	$10,810
Interest cost (1)	15,372	10,612	11,839
Expected return on assets (1)	(10,455)	(10,499)	(10,659)
Amortization of transition obligation (1)	—	—	—
Amortization of prior service cost (1)	30,533	173	173
Recognized actuarial gain (1)	1,172	(1,337)	(8,178)
Net periodic postretirement cost	$47,622	$12,415	$3,985

(1)    The components of net periodic cost other than the service cost component are included in the line item other non-operating income (expense) in the consolidated statements of comprehensive income or are capitalized on the consolidated balance sheets as a regulatory asset or liability, as described in Note 2 to the consolidated financial statements.
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
The following tables set forth by level, within the fair value hierarchy, the Retiree Medical Plan’s assets at fair value as of September 30, 2021 and 2020. The methods used to determine fair value for the assets held by the Retiree Medical Plan are fully described in Note 2 to the consolidated financial statements.

	Assets at Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$5,527	$—	$5,527
Registered investment companies	262,672	—	—	262,672
Total investments measured at fair value	$262,672	$5,527	$—	$268,199

	Assets at Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$5,525	$—	$5,525
Registered investment companies	202,720	—	—	202,720
Total investments measured at fair value	$202,720	$5,525	$—	$208,245

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments
The following benefit payments paid by us, retirees and prescription drug subsidy payments for our postretirement benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years. Company payments for fiscal 2021 include contributions to our postretirement plan trusts.

	Company Payments	Retiree Payments	Subsidy Payments	Total Postretirement Benefits
	(In thousands)
2022	$17,701	$2,490	$—	$20,191
2023	18,031	2,465	—	20,496
2024	18,341	2,404	—	20,745
2025	18,981	2,425	—	21,406
2026	19,414	2,395	—	21,809
2027-2031	100,312	10,641	—	110,953
Defined Contribution Plan
The Atmos Energy Corporation Retirement Savings Plan and Trust (the Retirement Savings Plan) covers substantially all employees and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Effective January 1, 2007, employees automatically become participants of the Retirement Savings Plan on the date of employment. Participants may elect a salary reduction up to a maximum of 65 percent of eligible compensation, as defined by the Plan, not to exceed the maximum allowed by the Internal Revenue Service. New participants are automatically enrolled in the Plan at a contribution rate of four percent of eligible compensation, from which they may opt out. We match 100 percent of a participant’s contributions, limited to four percent of the participant’s salary. Prior to January 1, 2021, participants were eligible to receive matching contributions after completing one year of service, in which they are immediately vested. Effective January 1, 2021, participants are eligible to receive matching contributions immediately upon enrollment in the Retirement Savings Plan. This matching contribution vests after completing one year of service. Participants are also permitted to take out a loan against their accounts subject to certain restrictions. Employees hired on or after October 1, 2010 participate in the enhanced plan in which participants receive a fixed annual contribution of four percent of eligible earnings to their Retirement Savings Plan account. Participants will continue to be eligible for company matching contributions of up to four percent of their eligible earnings and will be fully vested in the fixed annual contribution after three years of service.
Matching and fixed annual contributions to the Retirement Savings Plan are expensed as incurred and amounted to $20.6 million, $17.9 million and $16.7 million for fiscal years 2021, 2020 and 2019. At September 30, 2021 and 2020, the Retirement Savings Plan held 1.9 percent and 2.2 percent of our outstanding common stock.
11.    Stock and Other Compensation Plans
Stock-Based Compensation Plans
Total stock-based compensation cost was $24.1 million, $21.1 million and $23.9 million for the fiscal years ended September 30, 2021, 2020 and 2019. Of this amount, $12.9 million, $11.6 million and $12.8 million was capitalized.
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
We are authorized to grant awards up to a maximum cumulative amount of 11.2 million shares of common stock under this plan subject to certain adjustment provisions. As of September 30, 2021, non-qualified stock options, bonus stock, time-lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units and stock units had been issued under this plan, and 1.1 million shares are available for future issuance.

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
The following summarizes information regarding the restricted stock units granted under the plan during the fiscal years ended September 30, 2021, 2020 and 2019:

	2021		2020		2019
	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	443,279	$99.28	503,072	$91.66	538,592	$80.91
Granted	223,954	102.68	199,985	102.34	241,472	98.25
Vested	(271,435)	97.44	(242,975)	85.66	(269,347)	76.71
Forfeited	(17,671)	101.48	(16,803)	96.87	(7,645)	86.37
Nonvested at end of year	378,127	$102.45	443,279	$99.28	503,072	$91.66
As of September 30, 2021, there was $13.8 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the LTIP. That cost is expected to be recognized over a weighted average period of 1.7 years. The fair value of restricted stock vested during the fiscal years ended September 30, 2021, 2020 and 2019 was $26.3 million, $20.7 million and $20.5 million.
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
12.    Details of Selected Financial Statement Captions
The following tables provide additional information regarding the composition of certain financial statement captions.

Balance Sheet
Accounts receivable
Accounts receivable was comprised of the following at September 30, 2021 and 2020:

	September 30
	2021	2020
	(In thousands)
Billed accounts receivable	$218,219	$140,259
Unbilled revenue	97,417	80,699
Contributions in aid of construction receivable	18,984	19,821
Insurance receivable	53,779	4,731
Other accounts receivable	19,039	15,034
Total accounts receivable	407,438	260,544
Less: allowance for uncollectible accounts	(64,471)	(29,949)
Net accounts receivable	$342,967	$230,595
Other current assets
Other current assets as of September 30, 2021 and 2020 were comprised of the following accounts.

	September 30
	2021	2020
	(In thousands)
Deferred gas costs	$66,395	$40,593
Winter Storm Uri incremental costs (1)	2,011,719	—
Prepaid expenses	48,766	40,340
Materials and supplies	15,581	6,829
Assets from risk management activities	55,073	5,687
Other	3,375	14,456
Total	$2,200,909	$107,905
(1)    Includes $2,003.7 million of gas purchases and $8.0 million of carrying costs that were deferred pursuant to regulatory orders. See Note 9 to the consolidated financial statements for additional details.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment
Property, plant and equipment was comprised of the following as of September 30, 2021 and 2020:

	September 30
	2021	2020
	(In thousands)
Storage plant	$539,972	$530,985
Transmission plant	3,725,347	3,459,765
Distribution plant	12,085,654	10,680,495
General plant	868,962	829,624
Intangible plant	38,612	38,297
	17,258,547	15,539,166
Construction in progress	626,551	418,055
	17,885,098	15,957,221
Less: accumulated depreciation and amortization	(2,821,128)	(2,601,874)
Net property, plant and equipment (1)	$15,063,970	$13,355,347

(1)     Net property, plant and equipment includes plant acquisition adjustments of $(28.5) million and $(37.8) million at September 30, 2021 and 2020.

Deferred charges and other assets
Deferred charges and other assets as of September 30, 2021 and 2020 were comprised of the following accounts.

	September 30
	2021	2020
	(In thousands)
Marketable securities	$108,071	$103,952
Regulatory assets (See Note 2)	351,843	371,707
Operating lease right of use assets (See Note 6)	222,446	227,146
Winter Storm Uri incremental costs (1)	89,009	—
Assets from risk management activities	175,613	74,991
Other	27,738	23,374
Total	$974,720	$801,170
(1)    Includes $76.7 million of gas purchases and $12.3 million of carrying costs that were deferred pursuant to regulatory orders. See Note 9 to the consolidated financial statements for additional details.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts payable and accrued liabilities
Accounts payable and accrued liabilities as of September 30, 2021 and 2020 were comprised of the following accounts.

	September 30
	2021	2020
	(In thousands)
Trade accounts payable	$224,873	$141,075
Accrued gas payable	100,699	42,054
Accrued liabilities	97,650	52,646
Total	$423,222	$235,775
Other current liabilities
Other current liabilities as of September 30, 2021 and 2020 were comprised of the following accounts.

	September 30
	2021	2020
	(In thousands)
Customer credit balances and deposits	$49,722	$56,485
Accrued employee costs	50,517	48,057
Deferred gas costs	52,553	19,985
Operating lease liabilities (See Note 6)	37,688	35,716
Accrued interest	55,164	53,554
Liabilities from risk management activities	5,269	2,015
Taxes payable	160,986	148,292
Pension and postretirement liabilities	4,863	29,609
Regulatory cost of removal obligation	72,823	73,908
APT annual adjustment mechanism	22,694	43,893
Regulatory excess deferred taxes (See Note 14)	155,857	20,887
Other	18,545	14,060
Total	$686,681	$546,461
Deferred credits and other liabilities
Deferred credits and other liabilities as of September 30, 2021 and 2020 were comprised of the following accounts.

	September 30
	2021	2020
	(In thousands)
Pension and post retirement liabilities	$185,617	$337,303
Operating lease liabilities (See Note 6)	194,745	201,071
Customer advances for construction	9,879	10,060
Other regulatory liabilities (See Note 2)	75,506	17,838
Asset retirement obligation	18,373	20,348
APT annual adjustment mechanism	8,416	13,486
Unrecognized tax benefits	32,792	30,921
Other	12,161	11,101
Total	$537,489	$642,128

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Comprehensive Income
Other non-operating income (expense)
Other non-operating income (expense) for the fiscal years ended September 30, 2021, 2020 and 2019 were comprised of the following accounts.

	Year Ended September 30
	2021	2020	2019
	(In thousands)
Equity component of AFUDC	$32,749	$23,493	$11,165
Performance-based rate program	6,362	6,771	6,737
Pension and other postretirement non-service credit (cost)	(19,238)	(3,189)	3,016
Interest income	2,144	2,932	4,160
Community support spending	(14,460)	(11,728)	(4,771)
Miscellaneous	(9,702)	(11,108)	(12,903)
Total	$(2,145)	$7,171	$7,404
Statement of Cash Flows
Supplemental disclosures of cash flow information for the fiscal years ended September 30, 2021, 2020 and 2019 were as follows:

	Year Ended September 30
	2021	2020	2019
	(In thousands)
Cash Paid (Received) During The Period For:
Interest (1)	$207,555	$194,993	$184,852
Income taxes	$8,199	$(3,071)	$11,467
Non-Cash Transactions:
Capital expenditures included in current liabilities	$184,786	$113,365	$149,993
(1)    Cash paid during the period for interest, net of amounts capitalized was $81.9 million, $82.3 million and $91.3 million for the fiscal years ended September 30, 2021, 2020 and 2019.
13.    Commitments and Contingencies
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The NTSB is investigating a worksite accident that occurred in Farmersville, Texas on June 28, 2021 that resulted in two fatalities and injuries to two others. Together with the Railroad Commission of Texas and the Pipeline and Hazardous Materials Safety Administration, Atmos Energy is a party to the investigation and in that capacity is working closely with all parties to help determine the cause of this incident. On July 16, 2021 and July 28, 2021, two civil actions were filed in Dallas, Texas against Atmos Energy and one of its contractors in response to the accident.
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices under contracts indexed to natural gas trading hubs or fixed price contracts. At September 30, 2021, we were committed to purchase 32.4 Bcf within one year and 12.9 Bcf within two to three years under indexed contracts. At September 30, 2021, we were committed to purchase 11.9 Bcf within one year under fixed price contracts ranging from $1.86 to $7.03 per Mcf. Purchases under these contracts totaled $149.4 million, $58.5 million and $50.8 million for 2021, 2020 and 2019.
Rate Regulatory Proceedings
As of September 30, 2021, routine rate regulatory proceedings were in progress in some of our service areas, which are discussed in further detail above in the Business — Ratemaking Activity section.
14.    Income Taxes
Income Tax Expense
The components of income tax expense from continuing operations for 2021, 2020 and 2019 were as follows:

	2021	2020	2019
	(In thousands)
Current
Federal	$—	$—	$—
State	252	14,193	8,412
Deferred
Federal	128,867	143,039	113,331
State (1)	24,617	(11,879)	17,160
Income tax expense	$153,736	$145,353	$138,903
(1)    Includes a non-cash income tax benefit of $21.0 million in fiscal 2020 resulting from the remeasurement of the rate at which state deferred taxes will reverse in the future as discussed below.
Reconciliations of the provision for income taxes computed at the statutory rate to the reported provisions for income taxes from continuing operations for 2021, 2020 and 2019 are set forth below:

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2021	2020	2019
	(In thousands)
Tax at statutory rate (1)	$172,053	$156,827	$136,565
Common stock dividends deductible for tax reporting	(1,372)	(1,419)	(1,460)
State taxes (net of federal benefit)	19,647	22,791	20,202
Amortization of excess deferred taxes	(45,382)	(16,125)	(14,085)
Remeasurement due to state deferred tax rate change	—	(20,962)	—
Other, net	8,790	4,241	(2,319)
Income tax expense	$153,736	$145,353	$138,903
(1)    Tax expense is calculated at the statutory federal income tax rate of 21.0% for the years ended September 30, 2021, 2020 and 2019.

Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that gave rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2021 and 2020 are presented below:

	2021	2020
	(In thousands)
Deferred tax assets:
Employee benefit plans	$64,316	$66,991
Interest rate swaps	—	16,719
Net operating loss carryforwards	911,424	476,507
Charitable and other credit carryforwards	7,712	8,712
Regulatory excess deferred tax	148,200	161,565
Lease asset	52,138	53,118
Other	33,591	20,424
Total deferred tax assets	1,217,381	804,036
Valuation allowance	(663)	(1,102)
Net deferred tax assets	1,216,718	802,934
Deferred tax liabilities:
Difference in net book value and net tax value of assets (1)	(2,258,264)	(2,138,966)
Gas cost adjustments	(26,413)	(23,209)
Winter Storm Uri regulatory asset	(471,025)	—
Lease liability	(52,138)	(53,118)
Rate deferral adjustment	(47,445)	(21,945)
Interest rate agreements	(20,156)	—
Other	(47,086)	(22,265)
Total deferred tax liabilities	(2,922,527)	(2,259,503)
Net deferred tax liabilities	$(1,705,809)	$(1,456,569)
Deferred credits for rate regulated entities	$4,181	$2,537
(1) Includes $129.0 million of deferred tax liability related to goodwill as of September 30, 2021 and 2020.
We deduct our purchased gas costs for federal income tax purposes in the period they are paid. As a result of impacts from Winter Storm Uri, we recorded a $471.0 million (tax effected) increase in our deferred tax liability and an increase in our net operating loss carryforward as of September 30, 2021. At September 30, 2021, we had $850.2 million (tax effected) of federal net operating loss carryforwards. The federal net operating loss carryforwards are available to offset future taxable income. Net operating loss carryforwards incurred prior to December 22, 2017 will begin to expire in 2029. The Company also has $6.0 million in charitable contribution carryforwards to offset future taxable income. The Company’s charitable contribution carryforwards expiration period begins in fiscal 2022.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has $61.2 million (tax effected) of state net operating loss carryforwards (net of $16.2 million of federal effects) and $1.7 million of state tax credits carryforwards (net of $0.5 million of federal effects). Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards expiration period begins in fiscal 2023.
We believe it is more likely than not that the benefit from certain state net operating loss carryforwards and state credit carryforwards will not be realized. Due to the uncertainty of realizing a benefit from the deferred tax asset recorded for the carryforwards, a valuation allowance of $0.7 million was established for the year ended September 30, 2021.
At September 30, 2021, we had recorded liabilities associated with unrecognized tax benefits totaling $32.8 million. The following table reconciles the beginning and ending balance of our unrecognized tax benefits:

	2021	2020	2019
	(In thousands)
Unrecognized tax benefits - beginning balance	$30,921	$27,716	$26,203
Increase (decrease) resulting from prior period tax positions	671	(26)	(923)
Increase resulting from current period tax positions	1,200	3,231	2,436
Unrecognized tax benefits - ending balance	32,792	30,921	27,716
Less: deferred federal and state income tax benefits	(6,886)	(6,493)	(5,820)
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$25,906	$24,428	$21,896
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties included within interest charges in our consolidated statements of comprehensive income. During the years ended September 30, 2021, 2020 and 2019, the Company recognized approximately $1.4 million, $0.7 million and $2.2 million in interest and penalties. The Company had approximately $10.4 million, $8.2 million and $7.9 million for the payment of interest and penalties accrued at September 30, 2021, 2020 and 2019.
We file income tax returns in the U.S. federal jurisdiction as well as in various states where we have operations. We have concluded substantially all U.S. federal income tax matters through fiscal year 2009 and concluded substantially all Texas income tax matters through fiscal year 2010.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the TCJA) and a Kansas legislative change enacted in fiscal 2020. As of September 30, 2021 and September 30, 2020, $155.9 million and $20.9 million is recorded in other current liabilities. This amount has increased during fiscal 2021 due to regulatory approvals received during the fiscal year that shortened the refund period in certain of our jurisdictions. As a result, our effective income tax rate decreased to 18.8% for the fiscal year ended September 30, 2021. Our effective income tax rate in the prior year period was 19.5%, which reflected the income tax benefit recognized upon enactment of the new Kansas legislation.
Currently, the regulatory excess net deferred tax liability is being returned over various periods. Of this amount, $532.3 million, is being returned to customers over 35 - 60 months. An additional $115.3 million is being returned to customers on a provisional basis over 15 - 69 years until our regulators establish the final refund periods. The refund of the remaining $12.1 million will be addressed in our next rate proceeding.
15.    Financial Instruments
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Our distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2020-2021 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 39 percent, or approximately 15.8 Bcf of the winter flowing gas requirements at a weighted average cost of approximately $2.86 per Mcf. We have not designated these financial instruments as hedges for accounting purposes.
Interest Rate Risk Management Activities
We manage interest rate risk by periodically entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
In fiscal 2021, we entered into forward starting interest rate swaps to effectively fix the Treasury yield component associated with $1.4 billion of planned issuances of senior unsecured notes. These swaps were designated as cash flow hedges at the time the agreements were executed.
In September 2021, we settled forward starting interest rate swaps with a notional amount of $600 million and received $62.2 million. On October 1, 2021, the notes were issued as planned.
Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our consolidated balance sheet and statements of comprehensive income.
As of September 30, 2021, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of September 30, 2021, we had 23,737 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.

Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of September 30, 2021 and 2020. As discussed in Note 2 to the consolidated financial statements, we report our financial instruments as risk management assets and liabilities, each of which is classified as current or noncurrent based upon the anticipated settlement date of the underlying financial instrument. The gross amounts of recognized assets and liabilities are netted within our consolidated balance sheets to the extent that we have netting arrangements with the counterparties. However, as of September 30, 2021 and 2020, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2021
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$169,469	$—
Total		169,469	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	55,073	(5,269)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	6,144	—
Total		61,217	(5,269)
Gross / Net Financial Instruments		$230,686	$(5,269)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2020
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$73,055	$—
Total		73,055	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	5,687	(2,015)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	1,936	—
Total		7,623	(2,015)
Gross / Net Financial Instruments		$80,678	$(2,015)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designate as cash flow hedges at the time the agreements were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our consolidated statements of comprehensive income for the years ended September 30, 2021, 2020 and 2019 was $5.9 million, $5.5 million and $3.9 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the years ended September 30, 2021 and 2020.

	Fiscal Year Ended September 30
	2021	2020
	(In thousands)
Increase in fair value:
Interest rate agreements	$123,017	$53,241
Recognition of losses in earnings due to settlements:
Interest rate agreements	4,566	3,647
Total other comprehensive income from hedging, net of tax	$127,583	$56,888
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of September 30, 2021, we had $61.7 million of net realized losses in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net losses recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2052. However, the table below does not include the expected recognition in earnings of our outstanding interest rate agreements as those financial instruments have not yet settled.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Agreements
(In thousands)
2022	$(2,959)
2023	(2,959)
2024	(2,959)
2025	(2,959)
2026	(2,959)
Thereafter	(46,919)
Total	$(61,714)
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
16.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements.
Fair value measurements also apply to the valuation of our pension and post-retirement plan assets. The fair value of these assets is presented in Note 10 to the consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and 2020. As required under authoritative accounting literature, assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2021
	(In thousands)
Assets:
Financial instruments	$—	$230,686	$—	$—	$230,686
Debt and equity securities
Registered investment companies	35,175	—	—	—	35,175
Bond mutual funds	34,298	—	—	—	34,298
Bonds (2)	—	35,655	—	—	35,655
Money market funds	—	2,943	—	—	2,943
Total debt and equity securities	69,473	38,598	—	—	108,071
Total assets	$69,473	$269,284	$—	$—	$338,757
Liabilities:
Financial instruments	$—	$5,269	$—	$—	$5,269

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2020
	(In thousands)
Assets:
Financial instruments	$—	$80,678	$—	$—	$80,678
Debt and equity securities
Registered investment companies	37,831	—	—	—	37,831
Bond mutual funds	29,166	—	—	—	29,166
Bonds (2)	—	32,900	—	—	32,900
Money market funds	—	4,055	—	—	4,055
Total debt and equity securities	66,997	36,955	—	—	103,952
Total assets	$66,997	$117,633	$—	$—	$184,630
Liabilities:
Financial instruments	$—	$2,015	$—	$—	$2,015

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described further in Note 2 to the consolidated financial statements, we adopted ASC 326 effective October 1, 2020. In accordance with the new guidance, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns and any intent to sell the security. As of September 30, 2021, no allowance for credit losses was recorded for our available-for-sale debt securities. At

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2021 and 2020, the amortized cost of our available-for-sale debt securities was $35.6 million and $32.6 million. At September 30, 2021 we maintained investments in bonds that have contractual maturity dates ranging from October 2021 through September 2024.
Other Fair Value Measures
In addition to the financial instruments above, we have several financial and nonfinancial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable, finance leases and debt, which are recorded at carrying value. The nonfinancial assets and liabilities include asset retirement obligations and pension and post-retirement plan assets. For cash and cash equivalents, accounts receivable, accounts payable and finance leases we consider carrying value to materially approximate fair value due to the short-term nature of these assets and liabilities.
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our long-term debt, excluding finances leases, debt issuance costs and original issue premium or discount, as of September 30, 2021:

September 30, 2021
(In thousands)
Carrying Amount	$7,360,000
Fair Value	$8,086,136

17.    Concentration of Credit Risk
Credit risk is the risk of financial loss to us if a customer fails to perform its contractual obligations. We engage in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers. These transactions principally occur in the southern and midwestern regions of the United States. We believe that this geographic concentration does not contribute significantly to our overall exposure to credit risk. Credit risk associated with trade accounts receivable for the distribution segment is mitigated by the large number of individual customers and the diversity in our customer base. The credit risk for our pipeline and storage segment is not significant.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework issued by COSO and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of September 30, 2021, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Ernst & Young LLP has issued its report on the effectiveness of the Company’s internal control over financial reporting. That report appears below.

/s/ JOHN K. AKERS	/s/ CHRISTOPHER T. FORSYTHE
John K. Akers	Christopher T. Forsythe
President, Chief Executive Officer and Director	Senior Vice President and Chief Financial Officer

November 12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Atmos Energy Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atmos Energy Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated November 12, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
November 12, 2021

Changes in Internal Control over Financial Reporting
We did not make any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of the fiscal year ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
Not applicable.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
Information regarding directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 9, 2022. Information regarding executive officers is reported below:
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information as of September 30, 2021, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

Name	Age	Years of Service	Office Currently Held
John K. Akers	58	30	President, Chief Executive Officer and Director
Christopher T. Forsythe	50	18	Senior Vice President and Chief Financial Officer
David J. Park	50	27	Senior Vice President, Utility Operations
Karen E. Hartsfield	51	6	Senior Vice President, General Counsel and Corporate Secretary
John M. Robbins	51	8	Senior Vice President, Human Resources
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
Identification of the members of the Audit Committee of the Board of Directors as well as the Board of Directors’ determination as to whether one or more audit committee financial experts are serving on the Audit Committee of the Board of

Directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 9, 2022.
The Company has adopted a code of ethics for its principal executive officer, principal financial officer and principal accounting officer. Such code of ethics is represented by the Company’s Code of Conduct, which is applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of the Company's Code of Conduct is posted on the Company's website at www.atmosenergy.com on the "Reports" page under "Corporate Responsibility." In addition, any amendment to or waiver granted from a provision of the Company's Code of Conduct will be posted on the Company's website also on the "Reports" page under "Corporate Responsibility."

ITEM 11.	Executive Compensation.
Information on executive compensation is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 9, 2022, under the captions "Director Compensation," "Compensation Discussion and Analysis," "Other Executive Compensation Matters" and "Named Executive Officer Compensation."

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security ownership of certain beneficial owners and of management is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 9, 2022, under the heading "Beneficial Ownership of Common Stock." Information concerning our equity compensation plans is provided in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
Information on certain relationships and related transactions as well as director independence is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 9, 2022, under the heading "Corporate Governance and Other Board Matters," and "Proposal One – Election of Directors."

ITEM 14.	Principal Accountant Fees and Services.
Information on our principal accountant’s fees and services is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 9, 2022, under the heading "Proposal Two – Ratification of Appointment of Independent Registered Public Accounting Firm."
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.
(a)  1. and 2. Financial statements and financial statement schedules.
The financial statements listed in the Index to Financial Statements in Part II, Item 8 are filed as part of this Form 10-K. All financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and accompanying notes thereto.
3.     Exhibits

Exhibit Number	Description	Page Number or Incorporation by Reference to
Articles of Incorporation and Bylaws
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)

3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 5, 2019)	Exhibit 3.1 to Form 8-K dated February 5, 2019 (File No. 1-10042)
Instruments Defining Rights of Security Holders, Including Indentures
4.1(a)	Specimen Common Stock Certificate (Atmos Energy Corporation)	Exhibit 4.1 to Form 10-K for fiscal year ended September 30, 2012 (File No. 1-10042)
4.1(b)	Description of Registrant's Securities
4.2	Indenture dated as of November 15, 1995 between United Cities Gas Company and Bank of America Illinois, Trustee	Exhibit 4.11(a) to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.3	Indenture dated as of July 15, 1998 between Atmos Energy Corporation and U.S. Bank Trust National Association, Trustee	Exhibit 4.8 to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.4	Indenture dated as of May 22, 2001 between Atmos Energy Corporation and SunTrust Bank, Trustee	Exhibit 99.3 to Form 8-K dated May 22, 2001 (File No. 1-10042)
4.5	Indenture dated as of March 26, 2009 between Atmos Energy Corporation and U.S. Bank National Corporation, Trustee	Exhibit 4.1 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4.6(a)	Debenture Certificate for the 6 3/4% Debentures due 2028	Exhibit 99.2 to Form 8-K dated July 29, 1998 (File No. 1-10042)
4.6(b)	Global Security for the 5.95% Senior Notes due 2034	Exhibit 10(2)(g) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4.6(c)	Officers' Certificate dated June 10, 2011	Exhibit 4.1 to Form 8-K dated June 13, 2011 (File No. 1-10042)
4.6(d)	Global Security for the 5.5% Senior Notes due 2041	Exhibit 4.2 to Form 8-K dated June 13, 2011 (File No. 1-10042)
4.6(e)	Officers' Certificate dated January 11, 2013	Exhibit 4.1 to Form 8-K dated January 15, 2013 (File No. 1-10042)
4.6(f)	Global Security for the 4.15% Senior Notes due 2043	Exhibit 4.2 to Form 8-K dated January 15, 2013 (File No. 1-10042)
4.6(g)	Officers' Certificate dated October 15, 2014	Exhibit 4.1 to Form 8-K dated October 17, 2014 (File No. 1-10042)
4.6(h)	Global Security for the 4.125% Senior Notes due 2044	Exhibit 4.2 to Form 8-K dated October 17, 2014 (File No. 1-10042)
4.6(i)	Officers' Certificate dated June 8, 2017	Exhibit 4.1 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.6(j)	Officers' Certificate dated October 4, 2018	Exhibit 4.1 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.6(k)	Global Security for the 4.300% Senior Notes due 2048	Exhibit 4.2 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.6(l)	Global Security for the 4.300% Senior Notes due 2048	Exhibit 4.3 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.6(m)	Officers' Certificate dated March 4, 2019	Exhibit 4.1 to Form 8-K dated March 4, 2019 (File No. 1-10042)
4.6(n)	Global Security for the 4.125% Senior Notes due 2049	Exhibit 4.2 to Form 8-K dated March 4, 2019 (File No. 1-10042)

4.6(o)	Officers' Certificate dated October 2, 2019	Exhibit 4.1 to Form 8-K dated October 2, 2019 (File No. 1-10042)
4.6(p)	Global Security for the 2.625% Senior Notes due 2029	Exhibit 4.2 to Form 8-K dated October 2, 2019 (File No. 1-10042)
4.6(q)	Global Security for the 3.375% Senior Notes due 2049	Exhibit 4.3 to Form 8-K dated October 2, 2019 (File No. 1-10042)
4.6(r)	Officers' Certificate dated October 1, 2020	Exhibit 4.1 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.6(s)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.2 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.6(t)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.3 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.6(u)	Fixed Rate Notes Officers' Certificate dated March 9, 2021	Exhibit 4.1 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.6(v)	Floating Rate Notes Officers' Certificate dated March 9, 2021	Exhibit 4.2 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.6(w)	Global Security for the 0.625% Senior Notes due 2023	Exhibit 4.3 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.6(x)	Global Security for the 0.625% Senior Notes due 2023	Exhibit 4.4 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.6(y)	Global Security for the 0.625% Senior Notes due 2023	Exhibit 4.5 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.6(z)	Global Security for the Floating Rate Senior Notes due 2023	Exhibit 4.6 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.6(aa)	Global Security for the Floating Rate Senior Notes due 2023	Exhibit 4.7 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.6(bb)	Global Security for the Floating Rate Senior Notes due 2023	Exhibit 4.8 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.6(cc)	Officers' Certificate dated October 1, 2021	Exhibit 4.1 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.6(dd)	Global Security for the 2.850% Senior Notes due 2052	Exhibit 4.2 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.6(ee)	Global Security for the 2.850% Senior Notes due 2052	Exhibit 4.3 to Form 8-K dated October 1, 2021 (File No. 1-10042)
Material Contracts
10.1	Revolving Credit Agreement, dated as of March 31, 2021, among Atmos Energy Corporation, Crédit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.1 to Form 8-K dated March 31, 2021 (File No. 1-10042)
10.2	Revolving Credit Agreement, dated as of March 31, 2021, among Atmos Energy Corporation, Crédit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.2 to Form 8-K dated March 31, 2021 (File No. 1-10042)
10.3	Term Loan Agreement, dated as of April 9, 2020, among Atmos Energy Corporation, Credit Agricole Corporate and Investment Bank, as the Administrative Agent, Canadian Imperial Bank of Commerce, New York Branch, as Syndication Agent, Credit Agricole Corporate and Investment Bank and Canadian Imperial Bank of Commerce, New York Branch, as Joint Lead Arrangers and Joint-Bookrunners, and the lenders named therein	Exhibit 10.1 to Form 8-K dated April 13, 2020 (File No. 1-10042)

10.4(a)	Equity Distribution Agreement, dated as of February 12, 2020, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated February 12, 2020 (File No. 1-10042)
10.4(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated February 12, 2020 (File No. 1-10042)
10.5(a)	Equity Distribution Agreement, dated as of June 29, 2021, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated June 29, 2021 (File No. 1-10042)
10.5(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated June 29, 2021 (File No. 1-10042)
Executive Compensation Plans and Arrangements
10.6(a)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier I	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.6(b)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier II	Exhibit 10.7(b) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.7(a)*	Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31 to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.7(b)*	Amendment No. 1 to the Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31(a) to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.8*	Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated August 3, 2021)	Exhibit 10.1 to Form 8-K dated August 3, 2021 (File No. 1-10042)
10.9(a)*	Atmos Energy Corporation Supplemental Executive Benefits Plan, Amended and Restated in its Entirety August 7, 2007	Exhibit 10.8(a) to Form 10-K for fiscal year ended September 30, 2008 (File No. 1-10042)
10.9(b)*	Form of Individual Trust Agreement for the Supplemental Executive Benefits Plan	Exhibit 10.3 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.10(a)*	Atmos Energy Corporation Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2016)	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)
10.10(b)*	Atmos Energy Corporation Performance-Based Supplemental Executive Benefits Plan Trust Agreement, Effective Date December 1, 2000	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.11*	Atmos Energy Corporation Account Balance Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2016)	Exhibit 10.8 to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)
10.12(a)*	Mini-Med/Dental Benefit Extension Agreement dated October 1, 1994	Exhibit 10.28(f) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.12(b)*	Amendment No. 1 to Mini-Med/Dental Benefit Extension Agreement dated August 14, 2001	Exhibit 10.28(g) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.12(c)*	Amendment No. 2 to Mini-Med/Dental Benefit Extension Agreement dated December 31, 2002	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2002 (File No. 1-10042)
10.13*	Atmos Energy Corporation Equity Incentive and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of January 1, 2012	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2011 (File No. 1-10042)

10.14(a)*	Atmos Energy Corporation 1998 Long-Term Incentive Plan (as amended and restated November 6, 2019)	Exhibit 10.11(a) to Form 10-K for fiscal year ended September 30, 2019 (File No. 1-10042)
10.14(b)*	Form of Award Agreement of Time-Lapse Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.13(b) to Form 10-K for fiscal year ended September 20, 2020 (File No. 1-10042)
10.14(c)*	Form of Award Agreement of Performance-Based Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.13(c) to Form 10-K for fiscal year ended September 20, 2020 (File No. 1-10042)
10.14(d)*	Form of Non-Employee Director Award Agreement of Time-Lapse Restricted Stock Units Under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.11(d) to Form 10-K for fiscal year ended September 30, 2019 (File No. 1-10042)
10.14(e)*	Form of Non-Employee Director Award Agreement of Stock Unit Awards Under The Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.11(e) to Form 10-K for fiscal year ended September 30, 2019 (File No. 1-10042)
Other Exhibits, as indicated
21	Subsidiaries of the registrant
23.1	Consent of independent registered public accounting firm, Ernst & Young LLP
24	Power of Attorney	Signature page of Form 10-K for fiscal year ended September 30, 2021
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications**
Interactive Data File
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."
**	These certifications pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Annual Report on Form 10-K, will not be deemed to be filed with the Securities and Exchange Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

ITEM 16.	Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION
(Registrant)

By:	/s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer
Date: November 12, 2021

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ KIM R. COCKLIN	Chairman of the Board	November 12, 2021
Kim R. Cocklin

/s/ JOHN K. AKERS	President, Chief Executive Officer and Director	November 12, 2021
John K. Akers

/s/ CHRISTOPHER T. FORSYTHE	Senior Vice President and Chief Financial Officer	November 12, 2021
Christopher T. Forsythe

/s/ RICHARD M. THOMAS	Vice President and Controller (Principal Accounting Officer)	November 12, 2021
Richard M. Thomas

/s/ ROBERT W. BEST	Director	November 12, 2021
Robert W. Best

/s/ KELLY H. COMPTON	Director	November 12, 2021
Kelly H. Compton

/s/ SEAN DONOHUE	Director	November 12, 2021
Sean Donohue

/s/ RAFAEL G. GARZA	Director	November 12, 2021
Rafael G. Garza

/s/ RICHARD K. GORDON	Director	November 12, 2021
Richard K. Gordon

/s/ ROBERT C. GRABLE	Director	November 12, 2021
Robert C. Grable

/s/ NANCY K. QUINN	Director	November 12, 2021
Nancy K. Quinn

/s/ RICHARD A. SAMPSON	Director	November 12, 2021
Richard A. Sampson

/s/ STEPHEN R. SPRINGER	Director	November 12, 2021
Stephen R. Springer

/s/ DIANA J. WALTERS	Director	November 12, 2021
Diana J. Walters

/s/ RICHARD WARE II	Director	November 12, 2021
Richard Ware II

/s/ FRANK YOHO	Director	November 12, 2021
Frank Yoho