Form 10-Q
period 2021-12-31
ATMOS ENERGY CORP
filed 2022-02-08
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of February 4, 2022.

Class		Shares Outstanding
Common stock	No Par Value	135,432,277

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
LIBOR	London Interbank Offered Rate
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NTSB	National Transportation Safety Board
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SIP	System Integrity Program
SIR	System Integrity Rider
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	September 30, 2021
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$18,573,857	$17,885,098
Less accumulated depreciation and amortization	2,847,066	2,821,128
Net property, plant and equipment	15,726,791	15,063,970
Current assets
Cash and cash equivalents	264,005	116,723
Accounts receivable, net (See Note 5)	514,333	342,967
Gas stored underground	220,279	178,116
Other current assets (See Note 8)	2,275,588	2,200,909
Total current assets	3,274,205	2,838,715
Goodwill	731,257	731,257
Deferred charges and other assets (See Note 8)	813,531	974,720
	$20,545,784	$19,608,662
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: December 31, 2021 — 135,425,081 shares; September 30, 2021 — 132,419,754 shares	$677	$662
Additional paid-in capital	5,293,541	5,023,751
Accumulated other comprehensive income	23,856	69,803
Retained earnings	2,971,471	2,812,673
Shareholders’ equity	8,289,545	7,906,889
Long-term debt	5,555,177	4,930,205
Total capitalization	13,844,722	12,837,094
Current liabilities
Accounts payable and accrued liabilities	398,431	423,222
Other current liabilities	626,684	686,681
Current maturities of long-term debt	2,401,377	2,400,452
Total current liabilities	3,426,492	3,510,355
Deferred income taxes	1,744,648	1,705,809
Regulatory excess deferred taxes	508,731	549,227
Regulatory cost of removal obligation	474,695	468,688
Deferred credits and other liabilities	546,496	537,489
	$20,545,784	$19,608,662
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31
	2021	2020
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$972,422	$876,650
Pipeline and storage segment	162,918	159,713
Intersegment eliminations	(122,554)	(121,883)
Total operating revenues	1,012,786	914,480

Purchased gas cost
Distribution segment	496,799	411,072
Pipeline and storage segment	(3,411)	(1,244)
Intersegment eliminations	(122,225)	(121,568)
Total purchased gas cost	371,163	288,260

Operation and maintenance expense	159,110	138,643
Depreciation and amortization expense	127,856	115,285
Taxes, other than income	78,796	73,452
Operating income	275,861	298,840
Other non-operating income	8,702	6,072
Interest charges	19,851	22,010
Income before income taxes	264,712	282,902
Income tax expense	15,503	65,224
Net income	$249,209	$217,678
Basic net income per share	$1.86	$1.71
Diluted net income per share	$1.86	$1.71
Cash dividends per share	$0.680	$0.625
Basic weighted average shares outstanding	133,682	127,034
Diluted weighted average shares outstanding	133,689	127,034

Net income	$249,209	$217,678
Other comprehensive income (loss), net of tax
Net unrealized holding losses on available-for-sale securities, net of tax of $20 and $18	(69)	(63)
Cash flow hedges:
Amortization and unrealized gain (loss) on interest rate agreements, net of tax of $(13,260) and $17,395	(45,878)	60,184
Total other comprehensive income (loss)	(45,947)	60,121
Total comprehensive income	$203,262	$277,799
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31
	2021	2020
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$249,209	$217,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	127,856	115,285
Deferred income taxes	11,813	64,587
Other	(12,689)	(2,976)
Net assets / liabilities from risk management activities	(8,834)	(816)
Net change in other operating assets and liabilities	(305,531)	(236,689)
Net cash provided by operating activities	61,824	157,069
Cash Flows From Investing Activities
Capital expenditures	(684,180)	(456,809)
Debt and equity securities activities, net	2,374	511
Other, net	2,058	2,706
Net cash used in investing activities	(679,748)	(453,592)
Cash Flows From Financing Activities
Net proceeds from equity offering	261,943	216,002
Issuance of common stock through stock purchase and employee retirement plans	3,918	4,007
Proceeds from issuance of long-term debt	596,142	597,390
Cash dividends paid	(90,411)	(79,023)
Debt issuance costs	(6,386)	(5,062)
Net cash provided by financing activities	765,206	733,314
Net increase in cash and cash equivalents	147,282	436,791
Cash and cash equivalents at beginning of period	116,723	20,808
Cash and cash equivalents at end of period	$264,005	$457,599

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2021
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at December 31, 2021, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Because of seasonal and other factors, the results of operations for the three-month period ended December 31, 2021 are not indicative of our results of operations for the full 2022 fiscal year, which ends September 30, 2022.
Except as described in Note 6 and Note 8 to the unaudited condensed consolidated financial statements, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the unaudited condensed consolidated financial statements.
Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
Recently issued accounting pronouncements
In November 2021, the Financial Accounting Standards Board (FASB) issued guidance which will require disclosure about government assistance in the notes to the financial statements. The amendment requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including information about the nature of the transactions and the related accounting policy used to account for the transactions, the line items on the balance sheet and income statement that are affected by the transactions and the significant terms and conditions of the transactions, including commitments and contingencies. The amendment is effective for us beginning October 1, 2022; however, we elected to adopt this amendment during the first quarter of fiscal 2022 as permitted by the guidance. As the guidance is related only to disclosures in the notes to the financial statements, there will be no impact on our financial position, results of operations or cash flows.
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
Significant regulatory assets and liabilities as of December 31, 2021 and September 30, 2021 included the following:

	December 31, 2021	September 30, 2021
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$41,327	$45,922
Infrastructure mechanisms (1)	166,560	222,795
Winter Storm Uri incremental costs (2)	2,106,840	2,100,728
Deferred gas costs	84,014	66,395
Regulatory excess deferred taxes	48,873	45,370
Recoverable loss on reacquired debt	3,655	3,789
Deferred pipeline record collection costs	33,748	32,099
Other	18,222	4,343
	$2,503,239	$2,521,441
Regulatory liabilities:
Regulatory excess deferred taxes	$667,882	$705,084
Regulatory cost of removal obligation	547,779	541,511
Deferred gas costs	3,988	52,553
Asset retirement obligation	18,373	18,373
APT annual adjustment mechanism	31,815	31,110
Pension and postretirement benefit costs	54,786	56,201
Other	20,747	19,363
	$1,345,370	$1,424,195

(1)Infrastructure mechanisms in Texas, Louisiana and Tennessee allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.
(2)Includes extraordinary gas costs subject to securitization incurred during Winter Storm Uri and permissible carrying costs. See Note 8 to the unaudited condensed consolidated financial statements for further information. This amount is recorded within other current assets and deferred charges and other assets on the condensed consolidated balance sheet as of December 31, 2021.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
Income statements and capital expenditures for the three months ended December 31, 2021 and 2020 by segment are presented in the following tables:

	Three Months Ended December 31, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$971,636	$41,150	$—	$1,012,786
Intersegment revenues	786	121,768	(122,554)	—
Total operating revenues	972,422	162,918	(122,554)	1,012,786
Purchased gas cost	496,799	(3,411)	(122,225)	371,163
Operation and maintenance expense	123,284	36,155	(329)	159,110
Depreciation and amortization expense	92,797	35,059	—	127,856
Taxes, other than income	69,045	9,751	—	78,796
Operating income	190,497	85,364	—	275,861
Other non-operating income	1,916	6,786	—	8,702
Interest charges	8,548	11,303	—	19,851
Income before income taxes	183,865	80,847	—	264,712
Income tax expense	4,294	11,209	—	15,503
Net income	$179,571	$69,638	$—	$249,209
Capital expenditures	$437,382	$246,798	$—	$684,180

	Three Months Ended December 31, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$875,887	$38,593	$—	$914,480
Intersegment revenues	763	121,120	(121,883)	—
Total operating revenues	876,650	159,713	(121,883)	914,480
Purchased gas cost	411,072	(1,244)	(121,568)	288,260
Operation and maintenance expense	108,802	30,156	(315)	138,643
Depreciation and amortization expense	82,870	32,415	—	115,285
Taxes, other than income	64,352	9,100	—	73,452
Operating income	209,554	89,286	—	298,840
Other non-operating income	835	5,237	—	6,072
Interest charges	10,712	11,298	—	22,010
Income before income taxes	199,677	83,225	—	282,902
Income tax expense	45,985	19,239	—	65,224
Net income	$153,692	$63,986	$—	$217,678
Capital expenditures	$306,016	$150,793	$—	$456,809

Balance sheet information at December 31, 2021 and September 30, 2021 by segment is presented in the following tables:

	December 31, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$11,676,614	$4,050,177	$—	$15,726,791
Total assets	$19,778,943	$4,309,629	$(3,542,788)	$20,545,784

	September 30, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$11,232,649	$3,831,321	$—	$15,063,970
Total assets	$18,847,266	$4,076,844	$(3,315,448)	$19,608,662

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic weighted average shares outstanding is calculated based upon the weighted average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 7 to the unaudited condensed consolidated financial statements, when the impact is dilutive. Basic and diluted earnings per share for the three months ended December 31, 2021 and 2020 are calculated as follows:

	Three Months Ended December 31
	2021	2020
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$249,209	$217,678
Less: Income allocated to participating securities	166	151
Income available to common shareholders	$249,043	$217,527
Basic weighted average shares outstanding	133,682	127,034
Net income per share — Basic	$1.86	$1.71
Diluted Earnings Per Share
Income available to common shareholders	$249,043	$217,527
Effect of dilutive shares	—	—
Income available to common shareholders	$249,043	$217,527
Basic weighted average shares outstanding	133,682	127,034
Dilutive shares	7	—
Diluted weighted average shares outstanding	133,689	127,034
Net income per share - Diluted	$1.86	$1.71

5.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three months ended December 31, 2021 and 2020.

	Three Months Ended December 31, 2021		Three Months Ended December 31, 2020
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$575,841	$—	$591,834	$—
Commercial	250,761	—	208,947	—
Industrial	48,681	—	24,708	—
Public authority and other	15,192	—	13,062	—
Total gas sales revenues	890,475	—	838,551	—
Transportation revenues	27,869	163,859	27,767	164,761
Miscellaneous revenues	2,599	6,543	2,396	5,148
Revenues from contracts with customers	920,943	170,402	868,714	169,909
Alternative revenue program revenues (1)	50,986	(7,484)	7,441	(10,196)
Other revenues	493	—	495	—
Total operating revenues	$972,422	$162,918	$876,650	$159,713

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
Our policy related to the accounting for our allowance for uncollectible accounts is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. During the three months ended December 31, 2021, there were no material changes to this policy. Rollforwards of our allowance for uncollectible accounts for the three months ended December 31, 2021 and 2020 are presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 79 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.

Three Months Ended December 31, 2021
(In thousands)
Beginning balance, September 30, 2021	$64,471
Current period provisions	6,370
Write-offs charged against allowance	(6,429)
Recoveries of amounts previously written off	522
Ending balance, December 31, 2021	$64,934

Three Months Ended December 31, 2020
(In thousands)
Beginning balance, September 30, 2020	$29,949
Current period provisions	6,937
Write-offs charged against allowance	(2,288)
Recoveries of amounts previously written off	491
Ending balance, December 31, 2020	$35,089

6.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Other than as described below, there were no material changes in the terms of our debt instruments during the three months ended December 31, 2021.
Long-term debt at December 31, 2021 and September 30, 2021 consisted of the following:

	December 31, 2021	September 30, 2021
	(In thousands)
Unsecured 0.625% Senior Notes, due 2023	$1,100,000	$1,100,000
Unsecured 3.00% Senior Notes, due 2027	500,000	500,000
Unsecured 2.625% Senior Notes, due 2029	300,000	300,000
Unsecured 1.50% Senior Notes, due 2031	600,000	600,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due 2052	600,000	—
Floating-rate term loan, due April 2022	200,000	200,000
Floating-rate Senior Notes, due 2023	1,100,000	1,100,000
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Finance lease obligations	52,873	18,739
Total long-term debt	8,012,873	7,378,739
Less:
Original issue discount on unsecured senior notes and debentures	6,529	2,811
Debt issuance cost	49,790	45,271
Current maturities	2,401,377	2,400,452
	$5,555,177	$4,930,205
On October 1, 2021, we completed a public offering of $600 million of 2.85% senior notes due 2052, with an effective interest rate of 2.58%, after giving effect to the offering costs and settlement of our interest rate swaps. The net proceeds from the offering, after the underwriting discount and offering expenses, of $589.8 million, were used for general corporate purposes.
On January 14, 2022, we completed a public offering of $200 million of 2.625% senior notes due 2029, with an effective interest rate of 2.55%, after giving effect to the estimated offering costs. The net proceeds from the offering, after the underwriting discount and estimated offering expenses, of approximately $200 million were used to repay our $200 million floating-rate term loan on January 18, 2022.
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
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that expires on March 31, 2026. This facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for LIBOR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At December 31, 2021 and September 30, 2021, there were no amounts outstanding under our commercial paper program.
We have a $900 million three-year unsecured revolving credit facility, which expires March 31, 2024 and is used to provide additional working capital funding. This facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for LIBOR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $100 million accordion feature, which provides the opportunity to increase the total committed loan to $1.0 billion. At December 31, 2021, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which will expire March 31, 2022 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of December 31, 2021.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed April 29, 2021 and is used to issue letters of credit and to provide working capital funding. At December 31, 2021, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At December 31, 2021, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 50 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of December 31, 2021. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

7.    Shareholders' Equity

The following tables present a reconciliation of changes in stockholders' equity for the three months ended December 31, 2021 and 2020.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2021	132,419,754	$662	$5,023,751	$69,803	$2,812,673	$7,906,889
Net income	—	—	—	—	249,209	249,209
Other comprehensive loss	—	—	—	(45,947)	—	(45,947)
Cash dividends ($0.68 per share)	—	—	—	—	(90,411)	(90,411)
Common stock issued:
Public and other stock offerings	2,730,115	13	265,848	—	—	265,861
Stock-based compensation plans	275,212	2	3,942	—	—	3,944
Balance, December 31, 2021	135,425,081	$677	$5,293,541	$23,856	$2,971,471	$8,289,545

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2020	125,882,477	$629	$4,377,149	$(57,589)	$2,471,014	$6,791,203
Net income	—	—	—	—	217,678	217,678
Other comprehensive income	—	—	—	60,121	—	60,121
Cash dividends ($0.625 per share)	—	—	—	—	(79,023)	(79,023)
Common stock issued:
Public and other stock offerings	2,126,118	11	219,998	—	—	220,009
Stock-based compensation plans	144,366	1	3,167	—	—	3,168
Balance, December 31, 2020	128,152,961	$641	$4,600,314	$2,532	$2,609,669	$7,213,156
Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
We have a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities through June 29, 2024. As of the date of this report, $3.2 billion of securities were available for issuance under this shelf registration statement.
We have an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion through June 29, 2024 (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program).
During the three months ended December 31, 2021, we executed forward sales under our ATM equity sales program with various forward sellers who borrowed and sold 2,712,043 shares of our common stock at an aggregate price of $260.2 million. During the three months ended December 31, 2021, we also settled forward sale agreements with respect to 2,689,327 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $261.9 million. As of December 31, 2021, $499.7 million of equity was available for issuance under the ATM program. Additionally, we had $294.7 million in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In thousands)	Forward Price
September 30, 2022	1,142,291	$108,348	$94.85
November 30, 2022	1,319,733	124,680	$94.47
June 30, 2023	632,416	61,657	$97.49
Total	3,094,440	$294,685	$95.23
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2021	$47	$69,756	$69,803
Other comprehensive loss before reclassifications	(69)	(46,622)	(46,691)
Amounts reclassified from accumulated other comprehensive income	—	744	744
Net current-period other comprehensive loss	(69)	(45,878)	(45,947)
December 31, 2021	$(22)	$23,878	$23,856

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2020	$238	$(57,827)	$(57,589)
Other comprehensive income (loss) before reclassifications	(63)	59,042	58,979
Amounts reclassified from accumulated other comprehensive income	—	1,142	1,142
Net current-period other comprehensive income (loss)	(63)	60,184	60,121
December 31, 2020	$175	$2,357	$2,532

8.    Winter Storm Uri
Overview
As described in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, a historic winter storm impacted supply, market pricing and demand for natural gas in our service territories in mid-February 2021. During this time, the governors of Kansas and Texas each declared a state of emergency, and certain regulatory agencies issued emergency orders that impacted the utility and natural gas industries, including statewide utilities curtailment programs and orders encouraging or requiring jurisdictional natural gas utilities to work to ensure customers were provided with safe and reliable natural gas service.
Due to the historic nature of this winter storm, we experienced unforeseeable and unprecedented market pricing for gas costs, which resulted in aggregated natural gas purchases during the month of February of approximately $2.3 billion. These gas costs were paid using funds received from a public offering of debt securities completed in March 2021 of $2.2 billion.
Regulatory Asset Accounting
Our purchased gas costs are recoverable through purchased gas cost adjustment mechanisms in each state where we operate. Due to the unprecedented level of purchased gas costs incurred during Winter Storm Uri, the Kansas Corporation Commission (KCC) and the Railroad Commission of Texas (RRC) issued orders authorizing natural gas utilities to record a regulatory asset to account for the extraordinary costs associated with the winter storm. Pursuant to these orders, as of December 31, 2021, we have recorded a $2.1 billion regulatory asset for incremental costs, including carrying costs, incurred in Kansas ($89.4 million) and Texas ($2,017.5 million).
Securitization Proceedings
To minimize the impact on the customer bill by extending the recovery periods for these unprecedented purchased gas costs, the Kansas and Texas State Legislatures each enacted securitization legislation in 2021, as described in further detail in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
Kansas
On September 14, 2021, we filed with the KCC an application to securitize $94.1 million of extraordinary gas costs incurred during Winter Storm Uri. This amount also includes an estimate of penalties, carrying costs and administrative costs that we expect to incur in connection with the resolution of this filing. A procedural schedule has been established that will result in a final Commission order in the third fiscal quarter of 2022. Because we intend to securitize these costs and recover over several years, we have recorded the regulatory asset for Kansas as a long-term asset in deferred charges and other assets as of December 31, 2021.
Texas
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

On February 8, 2022, the RRC issued a Financing Order that authorizes the Texas Public Financing Authority to issue customer rate relief bonds to securitize the costs that were approved in the Final Determination over a period not to exceed 30 years. As required by the Financing Order, the Texas Public Financing Authority has 180 days to issue the securitization bonds. Issuance may occur after 180 days if necessary based on bond market conditions, the receipt of necessary approvals and the timely receipt of necessary financial disclosure information from each participating gas utility. Upon receipt of the securitization funds we will repay the $2.2 billion in public notes issued to finance the incremental gas costs incurred during Winter Storm Uri. Accordingly, we have recorded the regulatory asset for Texas in other current assets and these notes as current maturities of long-term debt as of December 31, 2021.

9.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three months ended December 31, 2021 and 2020 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.

	Three Months Ended December 31
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,323	$4,612	$2,559	$4,306
Interest cost (1)	5,063	5,028	2,683	2,660
Expected return on assets (1)	(7,383)	(6,978)	(3,312)	(2,614)
Amortization of prior service cost (credit) (1)	(58)	(58)	(3,309)	43
Amortization of actuarial (gain) loss (1)	1,951	3,172	—	—
Net periodic pension cost	$3,896	$5,776	$(1,379)	$4,395

(1)    The components of net periodic cost other than the service cost component are included in the line item other non-operating expense in the condensed consolidated statements of comprehensive income or are capitalized on the condensed consolidated balance sheets as a regulatory asset or liability, as described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
For the three months ended December 31, 2021 we contributed $4.0 million to our postretirement medical plans. We anticipate contributing a total of between $15 million and $25 million to our postretirement plans during fiscal 2022.

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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices indexed to natural gas hubs or fixed price contracts. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. There were no material changes to the purchase commitments for the three months ended December 31, 2021.
Rate Regulatory Proceedings
As of December 31, 2021, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the three months ended December 31, 2021.

11.    Income Taxes

Income Tax Expense
Our interim effective tax rates reflect the estimated annual effective tax rates for the fiscal years ended September 30, 2022 and 2021, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended December 31, 2021 and 2020 were 5.9% and 23.1%. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the amortization of excess deferred federal income tax liabilities, tax credits, state income taxes and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
Beginning in the second quarter of fiscal 2021 and through the end of the fiscal year, we reached agreement with regulators in various states to begin refunding excess deferred tax liabilities generally over a three to five year period. This increased the refund of excess deferred tax liabilities to customers in the current year period and significantly reduced the effective tax rate for the three month period ended December 31, 2021 compared to the prior year period.

Regulatory Excess Deferred Taxes

Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA") and state tax legislative changes in Kansas and Louisiana. Currently, the regulatory excess net deferred tax liability of $619.0 million is being returned over various periods. Of this amount, $497.9 million, is being returned to customers over 35 - 60 months. An additional $106.0 million is being returned to customers on a provisional basis over 15 - 69 years until our regulators establish the final refund periods. The refund of the remaining $15.1 million will be addressed in future rate proceedings.
As of December 31, 2021 and September 30, 2021, $159.2 million and $155.9 million is recorded in other current liabilities.

12.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 15 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. During the three months ended December 31, 2021, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.
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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2021-2022 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we anticipate hedging approximately 42 percent, or 23.9 Bcf, of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.
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
As of December 31, 2021, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of December 31, 2021, we had 12,982 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of December 31, 2021 and September 30, 2021. The gross amounts of recognized assets and liabilities are netted within our unaudited condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, for December 31, 2021 and September 30, 2021, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

		December 31, 2021
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Other current assets / Other current liabilities	$61,867	$(3,439)
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	67,553	(16,609)
Total		129,420	(20,048)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	10,342	(1,572)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	1,790	(14)
Total		12,132	(1,586)
Gross / Net Financial Instruments		$141,552	$(21,634)

		September 30, 2021
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$169,469	$—
Total		169,469	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	55,073	(5,269)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	6,144	—
Total		61,217	(5,269)
Gross / Net Financial Instruments		$230,686	$(5,269)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended December 31, 2021 and 2020 was $1.0 million and $1.5 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three months ended December 31, 2021 and 2020. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the statement of comprehensive income as incurred.

	Three Months Ended December 31
	2021	2020
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$(46,622)	$59,042
Recognition of losses in earnings due to settlements:
Interest rate agreements	744	1,142
Total other comprehensive income (loss) from hedging, net of tax	$(45,878)	$60,184
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of December 31, 2021, we had $61.0 million of net realized losses in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net losses recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2052. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$(2,976)
Thereafter	(57,994)
Total	$(60,970)

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

13.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. During the three months ended December 31, 2021, there were no changes in these methods.
Fair value measurements also apply to the valuation of our pension and postretirement plan assets. Current accounting guidance requires employers to annually disclose information about fair value measurements of the assets of a defined benefit pension or other postretirement plan. The fair value of these assets is presented in Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of

December 31, 2021 and September 30, 2021. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	December 31, 2021
	(In thousands)
Assets:
Financial instruments	$—	$141,552	$—	$—	$141,552
Debt and equity securities
Registered investment companies	31,805	—	—	—	31,805
Bond mutual funds	34,100	—	—	—	34,100
Bonds (2)	—	35,792	—	—	35,792
Money market funds	—	5,064	—	—	5,064
Total debt and equity securities	65,905	40,856	—	—	106,761
Total assets	$65,905	$182,408	$—	$—	$248,313
Liabilities:
Financial instruments	$—	$21,634	$—	$—	$21,634

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2021
	(In thousands)
Assets:
Financial instruments	$—	$230,686	$—	$—	$230,686
Debt and equity securities
Registered investment companies	35,175	—	—	—	35,175
Bond mutual funds	34,298	—	—	—	34,298
Bonds (2)	—	35,655	—	—	35,655
Money market funds	—	2,943	—	—	2,943
Total debt and equity securities	69,473	38,598	—	—	108,071
Total assets	$69,473	$269,284	$—	$—	$338,757
Liabilities:
Financial instruments	$—	$5,269	$—	$—	$5,269

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns and any intent to sell the security. As of December 31, 2021, no allowance for credit losses was recorded for our available-for-sale debt securities. At December 31, 2021 and September 30, 2021, the amortized cost of our available-for-sale debt securities was $35.8 million and $35.6 million. At December 31, 2021, we maintained investments in bonds that have contractual maturity dates ranging from January 2022 through November 2024.
Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of December 31, 2021 and September 30, 2021:

	December 31, 2021	September 30, 2021
	(In thousands)
Carrying Amount	$7,960,000	$7,360,000
Fair Value	$8,653,665	$8,086,136
14.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 17 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. During the three months ended December 31, 2021, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of December 31, 2021, the related condensed consolidated statements of comprehensive income and cash flows for the three months ended December 31, 2021 and 2020, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2021, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated November 12, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
February 8, 2022

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2021.
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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at December 31, 2021 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and include the following:
•Regulation
•Unbilled revenue
•Pension and other postretirement plans
•Impairment assessments
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the three months ended December 31, 2021.
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
During the three months ended December 31, 2021, we recorded net income of $249.2 million, or $1.86 per diluted share, compared to net income of $217.7 million, or $1.71 per diluted share for the three months ended December 31, 2020.
The 14.5 percent year-over-year increase in net income largely reflects positive rate outcomes driven by safety and reliability spending and customer growth in our distribution segment, offset by higher spending on certain operating and maintenance expenses in both our segments due to the timing of certain activities.
During the three months ended December 31, 2021, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $24.9 million. Excluding the impact of the refund of excess deferred income taxes resulting from previously enacted tax reform legislation, our total rate outcomes were $68.5 million for the three months ended December 31, 2021. Additionally, as of December 31, 2021, we had ratemaking efforts in progress seeking a total increase in annual operating income of $22.0 million.
Capital expenditures for the three months ended December 31, 2021 were $684.2 million. Over 85 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the three months ended December 31, 2021, we completed approximately $862 million of long-term debt and equity financing. As of December 31, 2021, our equity capitalization was 51.0 percent. Excluding the $2.2 billion of incremental financing issued in conjunction with Winter Storm Uri, our equity capitalization was 59.0 percent. As of December 31, 2021, we had approximately $3.1 billion in total liquidity, including cash and cash equivalents and funds available through equity forward sales agreements.
As a result of our sustained financial performance, our Board of Directors increased the quarterly dividend by 8.8 percent for fiscal 2022.
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
Three Months Ended December 31, 2021 compared with Three Months Ended December 31, 2020
Financial and operational highlights for our distribution segment for the three months ended December 31, 2021 and 2020 are presented below.

	Three Months Ended December 31
	2021	2020	Change
	(In thousands, unless otherwise noted)
Operating revenues	$972,422	$876,650	$95,772
Purchased gas cost	496,799	411,072	85,727
Operating expenses	285,126	256,024	29,102
Operating income	190,497	209,554	(19,057)
Other non-operating income	1,916	835	1,081
Interest charges	8,548	10,712	(2,164)
Income before income taxes	183,865	199,677	(15,812)
Income tax expense	4,294	45,985	(41,691)
Net income	$179,571	$153,692	$25,879
Consolidated distribution sales volumes — MMcf	69,545	88,861	(19,316)
Consolidated distribution transportation volumes — MMcf	38,597	39,609	(1,012)
Total consolidated distribution throughput — MMcf	108,142	128,470	(20,328)
Consolidated distribution average cost of gas per Mcf sold	$7.14	$4.63	$2.51

Operating income for our distribution segment decreased nine percent. During the three months ended December 31, 2021 we refunded $28.8 million more excess deferred taxes to customers in the distribution segment compared to the prior year, which reduced operating income year over year and reduced the interim effective income tax rate for this segment to 2.3% compared to 23.0% in the prior year. Additional key drivers for the change in operating income include:
•a $32.2 million increase in rate adjustments, primarily in our Mid-Tex, Louisiana and Kentucky/Mid-States Divisions.
•a $4.3 million increase in customers, primarily in our Mid-Tex Division.
Partially offset by:
•a $10.1 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $3.2 million increase in pipeline maintenance and related activities.
•an $11.3 million increase in other operation and maintenance expense, primarily due to employee related costs, insurance premiums and other administrative costs.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended December 31, 2021 and 2020. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended December 31
	2021	2020	Change
	(In thousands)
Mid-Tex	$106,358	$102,320	$4,038
Kentucky/Mid-States	25,538	24,106	1,432
Louisiana	21,154	23,119	(1,965)
West Texas	20,874	20,047	827
Mississippi	24,700	24,634	66
Colorado-Kansas	2,815	13,230	(10,415)
Other	(10,942)	2,098	(13,040)
Total	$190,497	$209,554	$(19,057)

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first three months of fiscal 2022, we implemented regulatory proceedings, resulting in a $24.9 million increase in annual operating income as summarized below. Ratemaking outcomes include the refund of excess deferred income taxes resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit. Excluding these amounts, our total rate outcomes for ratemaking activities for the three months ended December 31, 2021 were $68.5 million.

Rate Action	Annual Increase in Operating Income
(In thousands)
Annual formula rate mechanisms	$24,881
Rate case filings	—
Other rate activity	—
$24,881

The following ratemaking efforts seeking $22.0 million in increased annual operating income were in progress as of December 31, 2021:

Division	Rate Action	Jurisdiction	Operating Income (Loss) Requested
			(In thousands)
Colorado-Kansas	Infrastructure Mechanism	Colorado (1)	$2,610
Colorado-Kansas	Infrastructure Mechanism	Kansas (2)	1,829
Colorado-Kansas	Ad Valorem	Kansas (3)	(370)
Kentucky/Mid-States	Rate Case	Kentucky (4)	14,394
Kentucky/Mid-States	Infrastructure Mechanism	Kentucky	3,506
			$21,969
(1)    The Colorado Public Utilities Commission approved the SSIR implementation at their December 22, 2021 meeting with rates effective January 1, 2022.
(2)    The Kansas Corporation Commission approved the GSRS filing on January 27, 2022, with rates effective February 1, 2022..
(3)    The Kansas Corporation Commission approved the Ad Valorem filing on January 13, 2022, with rates effective February 1, 2022.
(4)    Included with the Kentucky rate case filing is the $3.5 million filing related to the annual Kentucky pipeline replacement program.

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

Annual Formula Rate Mechanisms
State	Infrastructure Programs	Formula Rate Mechanisms

Colorado	System Safety and Integrity Rider (SSIR)	—
Kansas	Gas System Reliability Surcharge (GSRS), System Integrity Program (SIP)	—
Kentucky	Pipeline Replacement Program (PRP)	—
Louisiana	(1)	Rate Stabilization Clause (RSC)
Mississippi	System Integrity Rider (SIR)	Stable Rate Filing (SRF)
Tennessee	(1)	Annual Rate Mechanism (ARM)
Texas	Gas Reliability Infrastructure Program (GRIP), (1)	Dallas Annual Rate Review (DARR), Rate Review Mechanism (RRM)
Virginia	Steps to Advance Virginia Energy (SAVE)	—

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

The following annual formula rate mechanisms were approved during the three months ended December 31, 2021:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	Effective Date
		(In thousands)
2022 Filings:
Mid-Tex	Mid-Tex Cities RRM (1)	12/31/2020	$21,673	12/01/2021
West Texas	West Texas Cities RRM (1)	12/31/2020	151	12/01/2021
Mississippi	Mississippi - SIR (1)	10/31/2022	8,354	11/01/2021
Mississippi	Mississippi - SRF (1)	10/31/2022	(5,624)	11/01/2021
Kentucky/Mid-States	Virginia - SAVE	09/30/2022	327	10/01/2021
Total 2022 Filings			$24,881
(1)    The rate change for the RRM and Mississippi filings include $33.8 million for the Mid-Tex Cities RRM filing, $3.3 million for the West Texas Cities RRM filing, $2.1 million for the Mississippi SIR filing and $4.3 million for the Mississippi SRF filing related to the refund of excess deferred income taxes that will be offset by lower income tax expense. Excluding the amounts related to the refund of excess deferred taxes, our total rate outcomes for our formulate rate mechanisms for the three months ended December 31, 2021 were $68.5 million.
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. There was no rate case activity completed during the three months ended December 31, 2021.

Other Ratemaking Activity
The Company had no other ratemaking activity during the three months ended December 31, 2021.

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

Three Months Ended December 31, 2021 compared with Three Months Ended December 31, 2020
Financial and operational highlights for our pipeline and storage segment for the three months ended December 31, 2021 and 2020 are presented below.

	Three Months Ended December 31
	2021	2020	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$127,323	$125,261	$2,062
Third-party transportation revenue	30,625	30,821	(196)
Other revenue	4,970	3,631	1,339
Total operating revenues	162,918	159,713	3,205
Total purchased gas cost	(3,411)	(1,244)	(2,167)
Operating expenses	80,965	71,671	9,294
Operating income	85,364	89,286	(3,922)
Other non-operating income	6,786	5,237	1,549
Interest charges	11,303	11,298	5
Income before income taxes	80,847	83,225	(2,378)
Income tax expense	11,209	19,239	(8,030)
Net income	$69,638	$63,986	$5,652
Gross pipeline transportation volumes — MMcf	181,468	204,865	(23,397)
Consolidated pipeline transportation volumes — MMcf	136,067	144,587	(8,520)
Operating income for our pipeline and storage segment decreased four percent. During the three months ended December 31, 2021, we refunded $10.0 million in excess deferred taxes to pipeline and storage customers, which reduced operating income year over year and reduced the interim effective income tax rate for this segment to 13.9% compared to 23.1% in the prior year. Additional drivers for the change in operating income include:
•a $14.5 million increase due to rate adjustments from the GRIP filing approved in May 2021. The increase in rates was driven by increased safety and reliability spending.
Partially offset by:
•a $5.8 million increase in system maintenance expense primarily due to spending on hydro testing.
•a $2.5 million net decrease in APT's thru-system activities primarily associated with the tightening of regional spreads driven by increased competing takeaway capacity in the Permian Basin.
•a $3.1 million increase in depreciation expense and property taxes associated with increased capital investments.

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
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities. As of the date of this report, $3.2 billion of securities were available for issuance under the shelf registration statement, which expires June 29, 2024.
We also have an at-the-market (ATM) equity sales program that allows us to issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires June 29, 2024. As of December 31, 2021, $499.7 million of equity was available for issuance under this ATM equity sales program. Additionally, as of

December 31, 2021, we had $294.7 million in proceeds from executed forward sale agreements available through June 30, 2023. Additional details are summarized in Note 7 to the unaudited condensed consolidated financial statements.
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2022. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of December 31, 2021, September 30, 2021 and December 31, 2020:

	December 31, 2021		September 30, 2021		December 31, 2020
	(In thousands, except percentages)
Short-term debt	$—	—%	$—	—%	$—	—%
Long-term debt(1)	7,956,554	49.0%	7,330,657	48.1%	5,125,033	41.5%
Shareholders’ equity(2)	8,289,545	51.0%	7,906,889	51.9%	7,213,156	58.5%
Total	$16,246,099	100.0%	$15,237,546	100.0%	$12,338,189	100.0%
(1)     Inclusive of our finance leases.
(2)     Excluding the $2.2 billion of incremental financing issued to pay for the purchased gas costs incurred during Winter Storm Uri, our equity capitalization ratio was 59.0% at December 31, 2021 and 60.6% at September 30, 2021 .

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the three months ended December 31, 2021 and 2020 are presented below.

	Three Months Ended December 31
	2021	2020	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$61,824	$157,069	$(95,245)
Investing activities	(679,748)	(453,592)	(226,156)
Financing activities	765,206	733,314	31,892
Change in cash and cash equivalents	147,282	436,791	(289,509)
Cash and cash equivalents at beginning of period	116,723	20,808	95,915
Cash and cash equivalents at end of period	$264,005	$457,599	$(193,594)
Cash flows from operating activities
For the three months ended December 31, 2021, we generated cash flow from operating activities of $61.8 million compared with $157.1 million for the three months ended December 31, 2020. The $95.2 million decrease in operating cash flows reflects working capital changes, primarily due to the timing of gas cost recoveries under our purchase gas cost mechanisms partially offset by the positive effects of successful rate case outcomes achieved in fiscal 2021.
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
For the three months ended December 31, 2021, cash used for investing activities was $679.7 million compared to $453.6 million for the three months ended December 31, 2020. Capital spending increased $227.4 million, primarily as a result of timing of spending in our distribution and pipeline and storage segments.
Cash flows from financing activities

For the three months ended December 31, 2021, our financing activities provided $765.2 million of cash compared with $733.3 million of cash provided by financing activities in the prior-year period.
In the three months ended December 31, 2021, we received $851.7 million in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $600 million of 2.85% senior notes due 2052 and received net proceeds from the offering, after the underwriting discount and offering expenses, of $589.8 million. Additionally, during the three months ended December 31, 2021, we settled 2,689,327 shares that had been sold on a forward basis for net proceeds of $261.9 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes.
Cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding.
In the three months ended December 31, 2020, we received $808.3 million in net proceeds from the issuance of long-term debt and equity. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to an 8.7 percent increase in our dividend rate and an increase in shares outstanding.
The following table summarizes our share issuances for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31
	2021	2020
Shares issued:
Direct Stock Purchase Plan	20,983	19,918
1998 Long-Term Incentive Plan	275,212	144,366
Retirement Savings Plan and Trust	19,805	20,708
Equity Issuance	2,689,327	2,085,492
Total shares issued	3,005,327	2,270,484
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of December 31, 2021, our outlook and current debt ratings, which are all considered investment grade are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of December 31, 2021. Our debt covenants are described in greater detail in Note 6 to the unaudited condensed consolidated financial statements.

Contractual Obligations and Commercial Commitments
Except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the three months ended December 31, 2021.
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
The following table shows the components of the change in fair value of our financial instruments for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31
	2021	2020
	(In thousands)
Fair value of contracts at beginning of period	$225,417	$78,663
Contracts realized/settled	22,601	1,332
Fair value of new contracts	1,184	87
Other changes in value	(129,284)	68,473
Fair value of contracts at end of period	119,918	148,555
Netting of cash collateral	—	—
Cash collateral and fair value of contracts at period end	$119,918	$148,555
The fair value of our financial instruments at December 31, 2021 is presented below by time period and fair value source:

	Fair Value of Contracts at December 31, 2021
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$67,198	$60,088	$(7,368)	$—	$119,918
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$67,198	$60,088	$(7,368)	$—	$119,918

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three months ended December 31, 2021 and 2020.
Distribution Sales and Statistical Data

	Three Months Ended December 31
	2021	2020
METERS IN SERVICE, end of period
Residential	3,120,873	3,077,786
Commercial	282,155	281,840
Industrial	1,653	1,673
Public authority and other	8,248	8,323
Total meters	3,412,929	3,369,622

INVENTORY STORAGE BALANCE — Bcf	70.5	58.1
SALES VOLUMES — MMcf (1)
Gas sales volumes
Residential	37,834	53,530
Commercial	23,008	26,687
Industrial	7,073	6,651
Public authority and other	1,630	1,993
Total gas sales volumes	69,545	88,861
Transportation volumes	40,315	41,285
Total throughput	109,860	130,146
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended December 31
	2021	2020
CUSTOMERS, end of period
Industrial	95	92
Other	202	217
Total	297	309

INVENTORY STORAGE BALANCE — Bcf	1.4	1.3
PIPELINE TRANSPORTATION VOLUMES — MMcf (1)	181,468	204,865
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
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. During the three months ended December 31, 2021, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of the fiscal year ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the three months ended December 31, 2021, except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2021.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 5, 2019)	Exhibit 3.1 to Form 8-K dated February 5, 2019 (File No. 1-10042)
4.1(a)	Officers' Certificate dated October 1, 2021	Exhibit 4.1 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.1(b)	Global Security for the 2.850% Senior Notes due 2052	Exhibit 4.2 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.1(c)	Global Security for the 2.850% Senior Notes due 2052	Exhibit 4.3 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.1(d)	Officers' Certificate dated January 14, 2022	Exhibit 4.1 to Form 8-K dated January 14, 2022 (File No. 1-10042)
4.1(e)	Global Security for the 2.625% Senior Notes due 2029	Exhibit 4.2 to Form 8-K dated January 14, 2022 (File No. 1-10042)
10.1	Atmos Energy Corporation Account Balance Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2022
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: February 8, 2022