Form 10-Q
period 2022-03-31
ATMOS ENERGY CORP
filed 2022-05-04
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2022.

Class		Shares Outstanding
Common stock	No Par Value	139,015,012

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
LIBOR	London Interbank Offered Rate
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NTSB	National Transportation Safety Board
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SIP	System Integrity Program
SIR	System Integrity Rider
SOFR	Secured Overnight Financing Rate
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	September 30, 2021
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$19,019,069	$17,885,098
Less accumulated depreciation and amortization	2,934,096	2,821,128
Net property, plant and equipment	16,084,973	15,063,970
Current assets
Cash and cash equivalents	582,495	116,723
Accounts receivable, net (See Note 5)	565,184	342,967
Gas stored underground	96,295	178,116
Other current assets (See Note 8)	2,285,022	2,200,909
Total current assets	3,528,996	2,838,715
Goodwill	731,257	731,257
Deferred charges and other assets (See Note 8)	925,917	974,720
	$21,271,143	$19,608,662
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: March 31, 2022 — 139,012,029 shares; September 30, 2021 — 132,419,754 shares	$695	$662
Additional paid-in capital	5,634,020	5,023,751
Accumulated other comprehensive income	145,579	69,803
Retained earnings	3,202,937	2,812,673
Shareholders’ equity	8,983,231	7,906,889
Long-term debt	5,757,595	4,930,205
Total capitalization	14,740,826	12,837,094
Current liabilities
Accounts payable and accrued liabilities	354,003	423,222
Other current liabilities	653,009	686,681
Current maturities of long-term debt	2,201,404	2,400,452
Total current liabilities	3,208,416	3,510,355
Deferred income taxes	1,848,626	1,705,809
Regulatory excess deferred taxes	470,918	549,227
Regulatory cost of removal obligation	476,026	468,688
Deferred credits and other liabilities	526,331	537,489
	$21,271,143	$19,608,662
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31
	2022	2021
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$1,610,546	$1,282,674
Pipeline and storage segment	163,747	154,168
Intersegment eliminations	(124,474)	(117,769)
Total operating revenues	1,649,819	1,319,073

Purchased gas cost
Distribution segment	993,854	691,147
Pipeline and storage segment	1,683	113
Intersegment eliminations	(124,159)	(117,451)
Total purchased gas cost	871,378	573,809

Operation and maintenance expense	163,352	156,375
Depreciation and amortization expense	133,374	118,636
Taxes, other than income	96,583	88,449
Operating income	385,132	381,804
Other non-operating income	5,213	2,834
Interest charges	28,928	26,096
Income before income taxes	361,417	358,542
Income tax expense	36,418	61,788
Net income	$324,999	$296,754
Basic net income per share	$2.37	$2.30
Diluted net income per share	$2.37	$2.30
Cash dividends per share	$0.680	$0.625
Basic weighted average shares outstanding	136,834	129,161
Diluted weighted average shares outstanding	137,250	129,164

Net income	$324,999	$296,754
Other comprehensive income (loss), net of tax
Net unrealized holding losses on available-for-sale securities, net of tax of $47 and $19	(161)	(66)
Cash flow hedges:
Amortization and unrealized gain on interest rate agreements, net of tax of $35,228 and $39,887	121,884	138,005
Total other comprehensive income	121,723	137,939
Total comprehensive income	$446,722	$434,693
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended March 31
	2022	2021
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$2,582,968	$2,159,324
Pipeline and storage segment	326,665	313,881
Intersegment eliminations	(247,028)	(239,652)
Total operating revenues	2,662,605	2,233,553

Purchased gas cost
Distribution segment	1,490,653	1,102,219
Pipeline and storage segment	(1,728)	(1,131)
Intersegment eliminations	(246,384)	(239,019)
Total purchased gas cost	1,242,541	862,069

Operation and maintenance expense	322,462	295,018
Depreciation and amortization expense	261,230	233,921
Taxes, other than income	175,379	161,901
Operating income	660,993	680,644
Other non-operating income	13,915	8,906
Interest charges	48,779	48,106
Income before income taxes	626,129	641,444
Income tax expense	51,921	127,012
Net income	$574,208	$514,432
Basic net income per share	$4.24	$4.01
Diluted net income per share	$4.24	$4.01
Cash dividends per share	$1.36	$1.25
Basic weighted average shares outstanding	135,259	128,098
Diluted weighted average shares outstanding	135,470	128,100

Net income	$574,208	$514,432
Other comprehensive income (loss), net of tax
Net unrealized holding losses on available-for-sale securities, net of tax of $67 and $37	(230)	(129)
Cash flow hedges:
Amortization and unrealized gain on interest rate agreements, net of tax of $21,968 and $57,282	76,006	198,189
Total other comprehensive income	75,776	198,060
Total comprehensive income	$649,984	$712,492
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31
	2022	2021
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$574,208	$514,432
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	261,230	233,921
Deferred income taxes	40,122	128,725
Other	(12,812)	(938)
Net assets / liabilities from risk management activities	(4,172)	(1,954)
Net change in Winter Storm Uri long-term regulatory asset (See Note 8)	—	(2,093,534)
Net change in other operating assets and liabilities	(218,092)	(182,898)
Net cash provided by (used in) operating activities	640,484	(1,402,246)
Cash Flows From Investing Activities
Capital expenditures	(1,190,029)	(845,728)
Debt and equity securities activities, net	3,758	(5,506)
Other, net	4,302	5,171
Net cash used in investing activities	(1,181,969)	(846,063)
Cash Flows From Financing Activities
Net proceeds from equity issuances	594,320	460,678
Issuance of common stock through stock purchase and employee retirement plans	8,010	8,291
Proceeds from issuance of long-term debt	798,802	2,797,346
Repayment of long-term debt	(200,000)	—
Cash dividends paid	(183,944)	(159,348)
Debt issuance costs	(8,196)	(14,155)
Other	(1,735)	—
Net cash provided by financing activities	1,007,257	3,092,812
Net increase in cash and cash equivalents	465,772	844,503
Cash and cash equivalents at beginning of period	116,723	20,808
Cash and cash equivalents at end of period	$582,495	$865,311

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2022
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at March 31, 2022, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 2022 are not indicative of our results of operations for the full 2022 fiscal year, which ends September 30, 2022.
Except as described in Note 6 to the unaudited condensed consolidated financial statements, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the unaudited condensed consolidated financial statements.
Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
During the second quarter of fiscal 2022, we completed our annual goodwill impairment assessment using a qualitative assessment, as permitted under U.S. GAAP. We test for goodwill at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired.
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
Significant regulatory assets and liabilities as of March 31, 2022 and September 30, 2021 included the following:

	March 31, 2022	September 30, 2021
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$37,927	$45,922
Infrastructure mechanisms (1)	204,915	222,795
Winter Storm Uri incremental costs (2)	2,106,521	2,100,728
Deferred gas costs	21,366	66,395
Regulatory excess deferred taxes	48,352	45,370
Recoverable loss on reacquired debt	3,521	3,789
Deferred pipeline record collection costs	34,149	32,099
Other	18,794	4,343
	$2,475,545	$2,521,441
Regulatory liabilities:
Regulatory excess deferred taxes	$626,874	$705,084
Regulatory cost of removal obligation	552,100	541,511
Deferred gas costs	83,834	52,553
Asset retirement obligation	18,373	18,373
APT annual adjustment mechanism	27,397	31,110
Pension and postretirement benefit costs	53,370	56,201
Other	27,571	19,363
	$1,389,519	$1,424,195

(1)Infrastructure mechanisms in Texas, Louisiana and Tennessee allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.
(2)Includes extraordinary gas costs subject to securitization incurred during Winter Storm Uri and permissible carrying costs. See Note 8 to the unaudited condensed consolidated financial statements for further information. This amount is recorded within other current assets and deferred charges and other assets on the condensed consolidated balance sheet as of March 31, 2022.

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

Income statements and capital expenditures for the three and six months ended March 31, 2022 and 2021 by segment are presented in the following tables:

	Three Months Ended March 31, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,609,667	$40,152	$—	$1,649,819
Intersegment revenues	879	123,595	(124,474)	—
Total operating revenues	1,610,546	163,747	(124,474)	1,649,819
Purchased gas cost	993,854	1,683	(124,159)	871,378
Operation and maintenance expense	121,541	42,126	(315)	163,352
Depreciation and amortization expense	96,612	36,762	—	133,374
Taxes, other than income	87,236	9,347	—	96,583
Operating income	311,303	73,829	—	385,132
Other non-operating income	549	4,664	—	5,213
Interest charges	15,157	13,771	—	28,928
Income before income taxes	296,695	64,722	—	361,417
Income tax expense	27,844	8,574	—	36,418
Net income	$268,851	$56,148	$—	$324,999
Capital expenditures	$362,468	$143,381	$—	$505,849

	Three Months Ended March 31, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,281,826	$37,247	$—	$1,319,073
Intersegment revenues	848	116,921	(117,769)	—
Total operating revenues	1,282,674	154,168	(117,769)	1,319,073
Purchased gas cost	691,147	113	(117,451)	573,809
Operation and maintenance expense	123,990	32,703	(318)	156,375
Depreciation and amortization expense	85,667	32,969	—	118,636
Taxes, other than income	78,615	9,834	—	88,449
Operating income	303,255	78,549	—	381,804
Other non-operating income (expense)	(760)	3,594	—	2,834
Interest charges	14,017	12,079	—	26,096
Income before income taxes	288,478	70,064	—	358,542
Income tax expense	56,142	5,646	—	61,788
Net income	$232,336	$64,418	$—	$296,754
Capital expenditures	$296,184	$92,735	$—	$388,919

	Six Months Ended March 31, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,581,303	$81,302	$—	$2,662,605
Intersegment revenues	1,665	245,363	(247,028)	—
Total operating revenues	2,582,968	326,665	(247,028)	2,662,605
Purchased gas cost	1,490,653	(1,728)	(246,384)	1,242,541
Operation and maintenance expense	244,825	78,281	(644)	322,462
Depreciation and amortization expense	189,409	71,821	—	261,230
Taxes, other than income	156,281	19,098	—	175,379
Operating income	501,800	159,193	—	660,993
Other non-operating income	2,465	11,450	—	13,915
Interest charges	23,705	25,074	—	48,779
Income before income taxes	480,560	145,569	—	626,129
Income tax expense	32,138	19,783	—	51,921
Net income	$448,422	$125,786	$—	$574,208
Capital expenditures	$799,850	$390,179	$—	$1,190,029

	Six Months Ended March 31, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,157,713	$75,840	$—	$2,233,553
Intersegment revenues	1,611	238,041	(239,652)	—
Total operating revenues	2,159,324	313,881	(239,652)	2,233,553
Purchased gas cost	1,102,219	(1,131)	(239,019)	862,069
Operation and maintenance expense	232,792	62,859	(633)	295,018
Depreciation and amortization expense	168,537	65,384	—	233,921
Taxes, other than income	142,967	18,934	—	161,901
Operating income	512,809	167,835	—	680,644
Other non-operating income	75	8,831	—	8,906
Interest charges	24,729	23,377	—	48,106
Income before income taxes	488,155	153,289	—	641,444
Income tax expense	102,127	24,885	—	127,012
Net income	$386,028	$128,404	$—	$514,432
Capital expenditures	$602,200	$243,528	$—	$845,728
Balance sheet information at March 31, 2022 and September 30, 2021 by segment is presented in the following tables:

	March 31, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$11,960,553	$4,124,420	$—	$16,084,973
Total assets	$20,515,446	$4,372,335	$(3,616,638)	$21,271,143

	September 30, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$11,232,649	$3,831,321	$—	$15,063,970
Total assets	$18,847,266	$4,076,844	$(3,315,448)	$19,608,662

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic weighted average shares outstanding is calculated based upon the weighted average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 7 to the unaudited condensed consolidated financial statements, when the impact is dilutive. Basic and diluted earnings per share for the three and six months ended March 31, 2022 and 2021 are calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$324,999	$296,754	$574,208	$514,432
Less: Income allocated to participating securities	202	199	379	350
Income available to common shareholders	$324,797	$296,555	$573,829	$514,082
Basic weighted average shares outstanding	136,834	129,161	135,259	128,098
Net income per share — Basic	$2.37	$2.30	$4.24	$4.01
Diluted Earnings Per Share
Income available to common shareholders	$324,797	$296,555	$573,829	$514,082
Effect of dilutive shares	—	—	—	—
Income available to common shareholders	$324,797	$296,555	$573,829	$514,082
Basic weighted average shares outstanding	136,834	129,161	135,259	128,098
Dilutive shares	416	3	211	2
Diluted weighted average shares outstanding	137,250	129,164	135,470	128,100
Net income per share - Diluted	$2.37	$2.30	$4.24	$4.01

5.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three and six months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$1,090,702	$—	$893,720	$—
Commercial	428,330	—	326,182	—
Industrial	54,372	—	31,066	—
Public authority and other	26,396	—	20,227	—
Total gas sales revenues	1,599,800	—	1,271,195	—
Transportation revenues	32,801	163,850	30,973	151,565
Miscellaneous revenues	2,680	2,284	3,325	3,878
Revenues from contracts with customers	1,635,281	166,134	1,305,493	155,443
Alternative revenue program revenues (1)	(25,246)	(2,387)	(23,313)	(1,275)
Other revenues	511	—	494	—
Total operating revenues	$1,610,546	$163,747	$1,282,674	$154,168

	Six Months Ended March 31, 2022		Six Months Ended March 31, 2021
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$1,666,543	$—	$1,485,554	$—
Commercial	679,091	—	535,129	—
Industrial	103,053	—	55,774	—
Public authority and other	41,588	—	33,289	—
Total gas sales revenues	2,490,275	—	2,109,746	—
Transportation revenues	60,670	327,709	58,740	316,326
Miscellaneous revenues	5,279	8,827	5,721	9,026
Revenues from contracts with customers	2,556,224	336,536	2,174,207	325,352
Alternative revenue program revenues (1)	25,740	(9,871)	(15,872)	(11,471)
Other revenues	1,004	—	989	—
Total operating revenues	$2,582,968	$326,665	$2,159,324	$313,881
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
Our policy related to the accounting for our allowance for uncollectible accounts is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. During the six months ended March 31, 2022, there were no material changes to this policy. Rollforwards of our allowance for uncollectible accounts for the three and six months ended March 31, 2022 and 2021 are presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 79 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.

Three Months Ended March 31, 2022
(In thousands)
Beginning balance, December 31, 2021	$64,934
Current period provisions	5,705
Write-offs charged against allowance	(9,029)
Recoveries of amounts previously written off	603
Ending balance, March 31, 2022	$62,213

Three Months Ended March 31, 2021
(In thousands)
Beginning balance, December 31, 2020	$35,089
Current period provisions	11,532
Write-offs charged against allowance	(2,381)
Recoveries of amounts previously written off	440
Ending balance, March 31, 2021	$44,680

Six Months Ended March 31, 2022
(In thousands)
Beginning balance, September 30, 2021	$64,471
Current period provisions	12,075
Write-offs charged against allowance	(15,458)
Recoveries of amounts previously written off	1,125
Ending balance, March 31, 2022	$62,213

Six Months Ended March 31, 2021
(In thousands)
Beginning balance, September 30, 2020	$29,949
Current period provisions	18,469
Write-offs charged against allowance	(4,669)
Recoveries of amounts previously written off	931
Ending balance, March 31, 2021	$44,680
6.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Other than as described below, there were no material changes in the terms of our debt instruments during the six months ended March 31, 2022.

Long-term debt at March 31, 2022 and September 30, 2021 consisted of the following:

	March 31, 2022	September 30, 2021
	(In thousands)
Unsecured 0.625% Senior Notes, due March 2023	$1,100,000	$1,100,000
Unsecured 3.00% Senior Notes, due 2027	500,000	500,000
Unsecured 2.625% Senior Notes, due 2029	500,000	300,000
Unsecured 1.50% Senior Notes, due 2031	600,000	600,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due 2052	600,000	—
Floating-rate term loan, due April 2022	—	200,000
Floating-rate Senior Notes, due March 2023	1,100,000	1,100,000
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Finance lease obligations	52,537	18,739
Total long-term debt	8,012,537	7,378,739
Less:
Original issue discount on unsecured senior notes and debentures	3,814	2,811
Debt issuance cost	49,724	45,271
Current maturities	2,201,404	2,400,452
	$5,757,595	$4,930,205
On October 1, 2021, we completed a public offering of $600 million of 2.85% senior notes due 2052, with an effective interest rate of 2.58%, after giving effect to the offering costs and settlement of our interest rate swaps. The net proceeds from the offering, after the underwriting discount and offering expenses, of $589.8 million were used for general corporate purposes.
On January 14, 2022, we completed a public offering of $200 million of 2.625% senior notes due 2029, with an effective interest rate of 2.54%, after giving effect to the offering costs. The net proceeds from the offering, after the underwriting discount and offering expenses, of $200.8 million were used to repay our $200 million floating-rate term loan on January 18, 2022.
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
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility. On March 31, 2022, we amended this agreement to (i) extend the maturity date from March 31, 2026 to March 31, 2027 and (ii) replace the London interbank offered rate (the LIBOR Rate) with the forward-looking term rate based on the secured overnight financing rate (the SOFR Rate) as the interest rate benchmark. This facility now bears interest at a base rate or at a SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At March 31, 2022 and September 30, 2021, there were no amounts outstanding under our commercial paper program.

We also have a $900 million three-year unsecured revolving credit facility which is used to provide additional working capital funding. On March 31, 2022, we amended this agreement to (i) extend the maturity date from March 31, 2024 to March 31, 2025 and (ii) replace the LIBOR Rate with the SOFR Rate as the interest rate benchmark. This facility now bears interest at a base rate or at a SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $100 million accordion feature, which provides the opportunity to increase the total committed loan to $1.0 billion. At March 31, 2022, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2022 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of March 31, 2022.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed March 31, 2022 and is used to issue letters of credit and to provide working capital funding. At March 31, 2022, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At March 31, 2022, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 48 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of March 31, 2022. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

7.    Shareholders' Equity

The following tables present a reconciliation of changes in stockholders' equity for the three and six months ended March 31, 2022 and 2021.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2021	132,419,754	$662	$5,023,751	$69,803	$2,812,673	$7,906,889
Net income	—	—	—	—	249,209	249,209
Other comprehensive loss	—	—	—	(45,947)	—	(45,947)
Cash dividends ($0.68 per share)	—	—	—	—	(90,411)	(90,411)
Common stock issued:
Public and other stock offerings	2,730,115	13	265,848	—	—	265,861
Stock-based compensation plans	275,212	2	3,942	—	—	3,944
Balance, December 31, 2021	135,425,081	677	5,293,541	23,856	2,971,471	8,289,545
Net income	—	—	—	—	324,999	324,999
Other comprehensive income	—	—	—	121,723	—	121,723
Cash dividends ($0.68 per share)	—	—	—	—	(93,533)	(93,533)
Common stock issued:
Public and other stock offerings	3,509,116	18	336,451	—	—	336,469
Stock-based compensation plans	77,832	—	4,028	—	—	4,028
Balance, March 31, 2022	139,012,029	$695	$5,634,020	$145,579	$3,202,937	$8,983,231

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2020	125,882,477	$629	$4,377,149	$(57,589)	$2,471,014	$6,791,203
Net income	—	—	—	—	217,678	217,678
Other comprehensive income	—	—	—	60,121	—	60,121
Cash dividends ($0.625 per share)	—	—	—	—	(79,023)	(79,023)
Common stock issued:
Public and other stock offerings	2,126,118	11	219,998	—	—	220,009
Stock-based compensation plans	144,366	1	3,167	—	—	3,168
Balance, December 31, 2020	128,152,961	641	4,600,314	2,532	2,609,669	7,213,156
Net income	—	—	—	—	296,754	296,754
Other comprehensive income	—	—	—	137,939	—	137,939
Cash dividends ($0.625 per share)	—	—	—	—	(80,325)	(80,325)
Common stock issued:
Public and other stock offerings	2,498,026	12	248,948	—	—	248,960
Stock-based compensation plans	16,122	—	4,441	—	—	4,441
Balance, March 31, 2021	130,667,109	$653	$4,853,703	$140,471	$2,826,098	$7,820,925
Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
We have a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities through June 29, 2024. As of the date of this report, $2.2 billion of securities were available for issuance under this shelf registration statement.
On March 23, 2022, we filed a prospectus supplement under the shelf registration statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion through June 29, 2024 (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program). This ATM equity sales program replaced our previous ATM equity sales program, filed on June 29, 2021, which was exhausted during our second fiscal quarter.
During the six months ended March 31, 2022, we executed forward sales under our ATM equity sales program with various forward sellers who borrowed and sold 7,381,043 shares of our common stock at an aggregate price of $759.8 million. During the six months ended March 31, 2022, we also settled forward sale agreements with respect to 6,162,269 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $594.3 million. As of March 31, 2022, $1.0 billion of equity was available for issuance under our existing ATM program. Additionally, we had $451.3 million in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In thousands)	Forward Price
September 29, 2023	4,290,498	$451,292	$105.18
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2021	$47	$69,756	$69,803
Other comprehensive income (loss) before reclassifications	(230)	74,518	74,288
Amounts reclassified from accumulated other comprehensive income	—	1,488	1,488
Net current-period other comprehensive income (loss)	(230)	76,006	75,776
March 31, 2022	$(183)	$145,762	$145,579

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2020	$238	$(57,827)	$(57,589)
Other comprehensive income (loss) before reclassifications	(129)	195,906	195,777
Amounts reclassified from accumulated other comprehensive income	—	2,283	2,283
Net current-period other comprehensive income (loss)	(129)	198,189	198,060
March 31, 2021	$109	$140,362	$140,471

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

Regulatory Asset Accounting
Our purchased gas costs are recoverable through purchased gas cost adjustment mechanisms in each state where we operate. Due to the unprecedented level of purchased gas costs incurred during Winter Storm Uri, the Kansas Corporation Commission (KCC) and the Railroad Commission of Texas (RRC) issued orders authorizing natural gas utilities to record a regulatory asset to account for the extraordinary costs associated with the winter storm. Pursuant to these orders, as of March 31, 2022, we have recorded a $2.1 billion regulatory asset for incremental costs, including carrying costs, incurred in Kansas ($87.9 million) and Texas ($2,018.6 million).
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
Kansas
On September 14, 2021, we filed with the KCC an application to securitize $94.1 million of extraordinary gas costs incurred during Winter Storm Uri. This amount also includes an estimate of penalties, carrying costs and administrative costs that we expect to incur in connection with the resolution of this filing. On March 24, 2022, the KCC issued an Order Approving Unanimous Settlement Agreement which stipulated that all of our gas and storage costs were prudently incurred. We currently anticipate receiving a Financing Order during the first fiscal quarter of 2023. Because we intend to securitize these costs and recover over several years, we have recorded the regulatory asset for Kansas as a long-term asset in deferred charges and other assets as of March 31, 2022.
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

9.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2022 and 2021 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,324	$4,613	$2,558	$4,306
Interest cost (1)	5,064	5,028	2,684	2,660
Expected return on assets (1)	(7,383)	(6,978)	(3,313)	(2,614)
Amortization of prior service cost (credit) (1)	(58)	(58)	(3,308)	43
Amortization of actuarial (gain) loss (1)	1,951	3,171	—	—
Net periodic pension cost	$3,898	$5,776	$(1,379)	$4,395

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(In thousands)
Components of net periodic pension cost:
Service cost	$8,647	$9,225	$5,117	$8,612
Interest cost (1)	10,127	10,056	5,367	5,320
Expected return on assets (1)	(14,766)	(13,956)	(6,625)	(5,228)
Amortization of prior service cost (credit) (1)	(116)	(116)	(6,617)	86
Amortization of actuarial (gain) loss (1)	3,902	6,343	—	—
Net periodic pension cost	$7,794	$11,552	$(2,758)	$8,790
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
For the six months ended March 31, 2022 we contributed $7.8 million to our postretirement medical plans. We anticipate contributing a total of between $15 million and $25 million to our postretirement plans during fiscal 2022.

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

The NTSB is investigating a worksite accident that occurred in Farmersville, Texas on June 28, 2021 that resulted in two fatalities and injuries to two others. Together with the Railroad Commission of Texas and the Pipeline and Hazardous Materials Safety Administration, Atmos Energy is a party to the investigation and in that capacity is working closely with all parties to help determine the cause of this incident. Three civil actions have been filed in Dallas, Texas against Atmos Energy and one of its contractors in response to the accident.
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices indexed to natural gas hubs or fixed price contracts. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. At March 31, 2022, we were committed to purchase 24.4 Bcf within one year and 3.5 Bcf within two to three years under indexed contracts. At March 31, 2022, we were committed to purchase 0.4 Bcf within one year under fixed price contracts ranging from $4.11 to $12.85 per Mcf.
Rate Regulatory Proceedings
As of March 31, 2022, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the six months ended March 31, 2022.

11.    Income Taxes

Income Tax Expense
Our interim effective tax rates reflect the estimated annual effective tax rates for the fiscal years ended September 30, 2022 and 2021, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2022 and 2021 was 10.1% and 17.2% and for the six months ended March 31, 2022 and 2021 were 8.3% and 19.8%. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the amortization of excess deferred federal income tax liabilities, tax credits, state income taxes and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
Beginning in the second quarter of fiscal 2021 and through the end of the fiscal year, we reached agreement with regulators in various states to begin refunding excess deferred tax liabilities generally over a three to five year period. This increased the refund of excess deferred tax liabilities to customers in the current year period and significantly reduced the effective tax rate for the three and six month periods ended March 31, 2022 compared to the prior year periods.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA") and state tax legislative changes in Kansas and Louisiana. Currently, the regulatory excess net deferred tax liability of $578.5 million is being returned over various periods. Of this amount, $458.3 million is being returned to customers over 35 - 60 months. An additional $105.1 million is being returned to customers on a provisional basis over 15 - 69 years until our regulators establish the final refund periods. The refund of the remaining $15.1 million will be addressed in future rate proceedings.
As of March 31, 2022 and September 30, 2021, $156.0 million and $155.9 million is recorded in other current liabilities.
Winter Storm Uri Deferred Tax Assets and Liabilities
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

As a result of the Financing Order issued by the Texas RRC on February 8, 2022, we reduced the deferred tax liability associated with the Winter Storm Uri regulatory asset and the corresponding deferred tax asset associated with net operating loss carryforwards by $451.1 million during the second quarter of fiscal 2022.

As of March 31, 2022, we had $438.0 million (tax effected) of federal net operating loss carryforwards. The federal net operating loss carryforwards are available to offset future taxable income. These net operating losses can be carried forward indefinitely. The Company also has $31.1 million (tax effected) of state net operating loss carryforwards (net of $8.2 million of federal effects) and $1.7 million of state tax credits carryforwards (net of $0.5 million of federal effects). Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards are subject to expiration as early as 2035.

12.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 15 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. During the six months ended March 31, 2022, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.
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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2021-2022 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 42 percent, or 23.9 Bcf, of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.
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
As of March 31, 2022, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of March 31, 2022, we had 4,777 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of March 31, 2022 and September 30, 2021. The gross amounts of recognized assets and liabilities are netted within our unaudited condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, as of March 31, 2022 and September 30, 2021, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

		March 31, 2022
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Other current assets / Other current liabilities	$109,887	$—
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	155,637	—
Total		265,524	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	18,005	(1,113)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	(16)
Total		18,005	(1,129)
Gross / Net Financial Instruments		$283,529	$(1,129)

		September 30, 2021
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$169,469	$—
Total		169,469	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	55,073	(5,269)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	6,144	—
Total		61,217	(5,269)
Gross / Net Financial Instruments		$230,686	$(5,269)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2022 and 2021 was $1.0 million and $1.5 million and for the six months ended March 31, 2022 and 2021 was $1.9 million and $2.9 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and six months ended March 31, 2022 and 2021. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the statement of comprehensive income as incurred.

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In thousands)
Increase in fair value:
Interest rate agreements	$121,140	$136,864	$74,518	$195,906
Recognition of losses in earnings due to settlements:
Interest rate agreements	744	1,141	1,488	2,283
Total other comprehensive income from hedging, net of tax	$121,884	$138,005	$76,006	$198,189
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of March 31, 2022, we had $60.2 million of net realized losses in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net losses recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2052. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$(2,976)
Thereafter	(57,250)
Total	$(60,226)

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

13.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. During the six months ended March 31, 2022, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and September 30, 2021. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	March 31, 2022
	(In thousands)
Assets:
Financial instruments	$—	$283,529	$—	$—	$283,529
Debt and equity securities
Registered investment companies	29,729	—	—	—	29,729
Bond mutual funds	33,209	—	—	—	33,209
Bonds (2)	—	34,271	—	—	34,271
Money market funds	—	4,610	—	—	4,610
Total debt and equity securities	62,938	38,881	—	—	101,819
Total assets	$62,938	$322,410	$—	$—	$385,348
Liabilities:
Financial instruments	$—	$1,129	$—	$—	$1,129

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2021
	(In thousands)
Assets:
Financial instruments	$—	$230,686	$—	$—	$230,686
Debt and equity securities
Registered investment companies	35,175	—	—	—	35,175
Bond mutual funds	34,298	—	—	—	34,298
Bonds (2)	—	35,655	—	—	35,655
Money market funds	—	2,943	—	—	2,943
Total debt and equity securities	69,473	38,598	—	—	108,071
Total assets	$69,473	$269,284	$—	$—	$338,757
Liabilities:
Financial instruments	$—	$5,269	$—	$—	$5,269

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns and any intent to sell the security. As of March 31, 2022, no allowance for credit losses was recorded for our available-for-sale debt securities. At March 31, 2022 and September 30, 2021, the amortized cost of our available-for-sale debt securities was $34.5 million and $35.6 million. At March 31, 2022, we maintained investments in bonds that have contractual maturity dates ranging from April 2022 through March 2025.

Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of March 31, 2022 and September 30, 2021:

	March 31, 2022	September 30, 2021
	(In thousands)
Carrying Amount	$7,960,000	$7,360,000
Fair Value	$7,949,543	$8,086,136
14.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 17 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. During the six months ended March 31, 2022, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of March 31, 2022, the related condensed consolidated statements of comprehensive income for the three and six months ended March 31, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
May 4, 2022

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at March 31, 2022 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
•Regulation
•Unbilled revenue
•Pension and other postretirement plans
•Impairment assessments
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the six months ended March 31, 2022.
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
During the six months ended March 31, 2022, we recorded net income of $574.2 million, or $4.24 per diluted share, compared to net income of $514.4 million, or $4.01 per diluted share for the six months ended March 31, 2021.
The 12 percent year-over-year increase in net income largely reflects positive rate outcomes driven by safety and reliability spending and customer growth in our distribution segment, offset by higher spending on certain operating and maintenance expenses in both our segments due to the timing of certain activities.
During the six months ended March 31, 2022, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $28.9 million. Excluding the impact of the refund of excess deferred income taxes resulting from previously enacted tax reform legislation, our total rate outcomes were $72.5 million for the six months ended March 31, 2022. Additionally, as of March 31, 2022, we had ratemaking efforts in progress seeking a total increase in annual operating income of $169.8 million.
Capital expenditures for the six months ended March 31, 2022 were $1,190.0 million. Over 85 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the six months ended March 31, 2022, we completed approximately $1.4 billion of long-term debt and equity financing. As of March 31, 2022, our equity capitalization was 53.0 percent. Excluding the $2.2 billion of incremental financing issued in conjunction with Winter Storm Uri, our equity capitalization was 60.9 percent. As of March 31, 2022, we had approximately $3.5 billion in total liquidity, consisting of $582.5 million in cash and cash equivalents, $451.3 million in funds available through equity forward sales agreements and $2,494.4 million in undrawn capacity under our credit facilities.
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
Three Months Ended March 31, 2022 compared with Three Months Ended March 31, 2021
Financial and operational highlights for our distribution segment for the three months ended March 31, 2022 and 2021 are presented below.

	Three Months Ended March 31
	2022	2021	Change
	(In thousands, unless otherwise noted)
Operating revenues	$1,610,546	$1,282,674	$327,872
Purchased gas cost	993,854	691,147	302,707
Operating expenses	305,389	288,272	17,117
Operating income	311,303	303,255	8,048
Other non-operating income (expense)	549	(760)	1,309
Interest charges	15,157	14,017	1,140
Income before income taxes	296,695	288,478	8,217
Income tax expense	27,844	56,142	(28,298)
Net income	$268,851	$232,336	$36,515
Consolidated distribution sales volumes — MMcf	142,218	145,478	(3,260)
Consolidated distribution transportation volumes — MMcf	47,080	45,765	1,315
Total consolidated distribution throughput — MMcf	189,298	191,243	(1,945)
Consolidated distribution average cost of gas per Mcf sold	$6.99	$4.75	$2.24

Operating income for our distribution segment increased three percent. During the three months ended March 31, 2022 we refunded $39.9 million more excess deferred taxes to customers in the distribution segment compared to the prior year, which reduced operating income year over year and reduced the interim effective income tax rate for this segment to 9.4% compared to 19.5% in the prior year. Additional key drivers for the change in operating income include:
•a $60.0 million increase in rate adjustments, primarily in our Mid-Tex, West Texas and Louisiana Divisions.
•a $6.3 million increase in customers, primarily in our Mid-Tex Division.
•a $6.6 million decrease in other operation and maintenance expense, primarily due to lower bad debt expense and other administrative costs in the current-year quarter.
Partially offset by:
•a $15.5 million decrease in consumption, net of WNA as residential customers conserved usage in the current inflationary environment.
•an $11.0 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $4.1 million increase in pipeline maintenance and related activities.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended March 31, 2022 and 2021. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended March 31
	2022	2021	Change
	(In thousands)
Mid-Tex	$155,275	$148,649	$6,626
Kentucky/Mid-States	36,288	33,248	3,040
Louisiana	29,796	32,572	(2,776)
West Texas	31,157	26,199	4,958
Mississippi	37,087	38,143	(1,056)
Colorado-Kansas	22,037	20,863	1,174
Other	(337)	3,581	(3,918)
Total	$311,303	$303,255	$8,048
Six Months Ended March 31, 2022 compared with Six Months Ended March 31, 2021

Financial and operational highlights for our distribution segment for the six months ended March 31, 2022 and 2021 are presented below.

	Six Months Ended March 31
	2022	2021	Change
	(In thousands, unless otherwise noted)
Operating revenues	$2,582,968	$2,159,324	$423,644
Purchased gas cost	1,490,653	1,102,219	388,434
Operating expenses	590,515	544,296	46,219
Operating income	501,800	512,809	(11,009)
Other non-operating income	2,465	75	2,390
Interest charges	23,705	24,729	(1,024)
Income before income taxes	480,560	488,155	(7,595)
Income tax expense	32,138	102,127	(69,989)
Net income	$448,422	$386,028	$62,394
Consolidated distribution sales volumes — MMcf	211,763	234,339	(22,576)
Consolidated distribution transportation volumes — MMcf	85,677	85,374	303
Total consolidated distribution throughput — MMcf	297,440	319,713	(22,273)
Consolidated distribution average cost of gas per Mcf sold	$7.04	$4.70	$2.34
Operating income for our distribution segment decreased two percent. During the six months ended March 31, 2022 we refunded $68.6 million more excess deferred taxes to customers in the distribution segment compared to the prior year, which reduced operating income year over year and reduced the interim effective income tax rate for this segment to 6.7% compared to 20.9% in the prior year. Additional key drivers for the change in operating income include:
•a $92.1 million increase in rate adjustments, primarily in our Mid-Tex, West Texas and Louisiana Divisions.
•a $10.6 million increase in customers, primarily in our Mid-Tex Division.
Partially offset by:
•a $21.1 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $16.5 million decrease in consumption, net of WNA, primarily due to the decline in residential consumption during the second fiscal quarter.
•a $7.3 million increase in pipeline maintenance and related activities.
•a $4.7 million increase in other operation and maintenance expense, primarily due to employee related costs, insurance premiums and other administrative costs, partially offset by lower bad debt expense in the current year.
The following table shows our operating income by distribution division, in order of total rate base, for the six months ended March 31, 2022 and 2021. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended March 31
	2022	2021	Change
	(In thousands)
Mid-Tex	$261,633	$250,969	$10,664
Kentucky/Mid-States	61,826	57,354	4,472
Louisiana	50,950	55,691	(4,741)
West Texas	52,031	46,246	5,785
Mississippi	61,787	62,777	(990)
Colorado-Kansas	24,852	34,093	(9,241)
Other	(11,279)	5,679	(16,958)
Total	$501,800	$512,809	$(11,009)
Recent Ratemaking Developments

The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first six months of fiscal 2022, we implemented regulatory proceedings, resulting in a $28.9 million increase in annual operating income as summarized below. Ratemaking outcomes include the refund of excess deferred income taxes resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit. Excluding these amounts, our total rate outcomes for ratemaking activities for the six months ended March 31, 2022 were $72.5 million.

Rate Action	Annual Increase (Decrease) in Operating Income
(In thousands)
Annual formula rate mechanisms	$29,311
Rate case filings	—
Other rate activity	(370)
$28,941
The following ratemaking efforts seeking $91.0 million in increased annual operating income were in progress as of March 31, 2022:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Infrastructure Mechanism	Kansas (1)	$623
Kentucky/Mid-States	Rate Case	Kentucky (2)	14,394
Kentucky/Mid-States	Infrastructure Mechanism	Kentucky	3,506
Kentucky/Mid-States	Formula Rate Mechanism	Tennessee	3,662
Louisiana	Formula Rate Mechanism	Louisiana	17,650
Mid-Tex	Formula Rate Mechanism	City of Dallas	13,640
Mid-Tex	Infrastructure Mechanism	ATM Cities	12,815
Mid-Tex	Infrastructure Mechanism	Environs	5,646
Mississippi	Infrastructure Mechanism	Mississippi	10,208
West Texas	Infrastructure Mechanism	Environs	1,221
West Texas	Infrastructure Mechanism	Amarillo, Lubbock, Dalhart and Channing	6,122
West Texas	Infrastructure Mechanism	WTX Triangle	1,549
			$91,036
(1)    The Kansas Corporation Commission approved the SIP filing on March 31, 2022 with rates effective April 1, 2022.
(2)    Included with the Kentucky rate case filing is the $3.5 million filing related to the annual Kentucky pipeline replacement program.

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
The following annual formula rate mechanisms were approved during the six months ended March 31, 2022:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	Effective Date
		(In thousands)
2022 Filings:
Colorado-Kansas	Kansas GSRS	09/30/2021	$1,820	02/01/2022
Colorado-Kansas	Colorado SSIR	12/31/2022	2,610	01/01/2022
Mid-Tex	Mid-Tex Cities RRM (1)	12/31/2020	21,673	12/01/2021
West Texas	West Texas Cities RRM (1)	12/31/2020	151	12/01/2021
Mississippi	Mississippi - SIR (1)	10/31/2022	8,354	11/01/2021
Mississippi	Mississippi - SRF (1)	10/31/2022	(5,624)	11/01/2021
Kentucky/Mid-States	Virginia - SAVE	09/30/2022	327	10/01/2021
Total 2022 Filings			$29,311
(1)    The rate change for the RRM and Mississippi filings include $33.9 million for the Mid-Tex Cities RRM filing, $3.3 million for the West Texas Cities RRM filing, $2.1 million for the Mississippi SIR filing and $4.3 million for the Mississippi SRF filing related to the refund of excess deferred income taxes that will be offset by lower income tax expense. Excluding the amounts related to the refund of excess deferred taxes, our total rate outcomes for our formulate rate mechanisms for the six months ended March 31, 2022 were $72.9 million.
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. There was no rate case activity completed during the six months ended March 31, 2022.

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the six months ended March 31, 2022.

Division	Jurisdiction	Rate Activity	Decrease in Annual Operating Income	Effective Date
			(In thousands)
2022 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$(370)	02/01/2022
Total 2022 Other Rate Activity			$(370)
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 11, 2022, APT made a GRIP filing that covered changes in net property, plant and equipment investments from January 1, 2021 through December 31, 2021 with a requested increase in operating income of $78.8 million.

Three Months Ended March 31, 2022 compared with Three Months Ended March 31, 2021
Financial and operational highlights for our pipeline and storage segment for the three months ended March 31, 2022 and 2021 are presented below.

	Three Months Ended March 31
	2022	2021	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$129,162	$120,588	$8,574
Third-party transportation revenue	32,132	29,508	2,624
Other revenue	2,453	4,072	(1,619)
Total operating revenues	163,747	154,168	9,579
Total purchased gas cost	1,683	113	1,570
Operating expenses	88,235	75,506	12,729
Operating income	73,829	78,549	(4,720)
Other non-operating income	4,664	3,594	1,070
Interest charges	13,771	12,079	1,692
Income before income taxes	64,722	70,064	(5,342)
Income tax expense	8,574	5,646	2,928
Net income	$56,148	$64,418	$(8,270)
Gross pipeline transportation volumes — MMcf	224,960	222,321	2,639
Consolidated pipeline transportation volumes — MMcf	129,395	130,578	(1,183)
Operating income for our pipeline and storage segment decreased six percent. During the three months ended March 31, 2022, we refunded $3.4 million more in excess deferred taxes to pipeline and storage customers compared to the prior year, which reduced operating income quarter over quarter. Additional drivers for the change in operating income include:
•a $13.9 million increase due to rate adjustments from the GRIP filing approved in May 2021. The increase in rates was driven by increased safety and reliability spending.
Partially offset by:
•a $7.6 million increase in system maintenance expense primarily due to spending on hydro testing.
•a $3.8 million increase in depreciation expense associated with increased capital investments.
Six Months Ended March 31, 2022 compared with Six Months Ended March 31, 2021
Financial and operational highlights for our pipeline and storage segment for the six months ended March 31, 2022 and 2021 are presented below.

	Six Months Ended March 31
	2022	2021	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$256,485	$245,849	$10,636
Third-party transportation revenue	62,757	60,329	2,428
Other revenue	7,423	7,703	(280)
Total operating revenues	326,665	313,881	12,784
Total purchased gas cost	(1,728)	(1,131)	(597)
Operating expenses	169,200	147,177	22,023
Operating income	159,193	167,835	(8,642)
Other non-operating income	11,450	8,831	2,619
Interest charges	25,074	23,377	1,697
Income before income taxes	145,569	153,289	(7,720)
Income tax expense	19,783	24,885	(5,102)
Net income	$125,786	$128,404	$(2,618)
Gross pipeline transportation volumes — MMcf	406,428	427,186	(20,758)
Consolidated pipeline transportation volumes — MMcf	265,462	275,165	(9,703)
Operating income for our pipeline and storage segment decreased five percent. During the six months ended March 31, 2022, we refunded $13.3 million more in excess deferred taxes to pipeline and storage customers compared to the prior year, which reduced operating income year over year and reduced the interim effective income tax rate for this segment to 13.6% compared to 16.2% in the prior year. Additional drivers for the change in operating income include:
•a $28.3 million increase due to rate adjustments from the GRIP filing approved in May 2021. The increase in rates was driven by increased safety and reliability spending.
Partially offset by:
•a $13.4 million increase in system maintenance expense primarily due to spending on hydro testing.
•a $2.4 million net decrease in APT's thru-system activities primarily associated with the tightening of regional spreads driven by increased competing takeaway capacity in the Permian Basin.
•a $6.7 million increase in depreciation expense and property taxes associated with increased capital investments.
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
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities. As of the date of this report, $2.2 billion of securities were available for issuance under the shelf registration statement, which expires June 29, 2024.
We also have an at-the-market (ATM) equity sales program that allows us to issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires June 29, 2024. As of March 31, 2022, $1.0 billion of equity was available for issuance under this ATM equity sales program. Additionally, as of March 31, 2022, we had $451.3 million in proceeds from executed forward sale agreements available through September 29, 2023. Additional details are summarized in Note 7 to the unaudited condensed consolidated financial statements.

The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2022. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of March 31, 2022, September 30, 2021 and March 31, 2021:

	March 31, 2022		September 30, 2021		March 31, 2021
	(In thousands, except percentages)
Short-term debt	$—	—%	$—	—%	$—	—%
Long-term debt (1)	7,958,999	47.0%	7,330,657	48.1%	7,316,581	48.3%
Shareholders’ equity (2)	8,983,231	53.0%	7,906,889	51.9%	7,820,925	51.7%
Total	$16,942,230	100.0%	$15,237,546	100.0%	$15,137,506	100.0%
(1)     Inclusive of our finance leases.
(2)     Excluding the $2.2 billion of incremental financing issued to pay for the purchased gas costs incurred during Winter Storm Uri, our equity capitalization ratio was 60.9% at March 31, 2022 and 60.6% at September 30, 2021 .

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the six months ended March 31, 2022 and 2021 are presented below.

	Six Months Ended March 31
	2022	2021	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$640,484	$(1,402,246)	$2,042,730
Investing activities	(1,181,969)	(846,063)	(335,906)
Financing activities	1,007,257	3,092,812	(2,085,555)
Change in cash and cash equivalents	465,772	844,503	(378,731)
Cash and cash equivalents at beginning of period	116,723	20,808	95,915
Cash and cash equivalents at end of period	$582,495	$865,311	$(282,816)
Cash flows from operating activities
For the six months ended March 31, 2022, we generated cash flow from operating activities of $640.5 million compared with $1.4 billion of cash flows used from operating activities for the six months ended March 31, 2021. Excluding the $2.1 billion incurred in the prior-year period for gas costs incurred during Winter Storm Uri, operating cash flow decreased $50.8 million primarily due to an $81.9 million refund of excess deferred tax liabilities and the timing of gas cost recoveries, partially offset by the positive effects of successful rate case outcomes achieved in fiscal 2021.
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
For the six months ended March 31, 2022, cash used for investing activities was $1,182.0 million compared to $846.1 million for the six months ended March 31, 2021. Capital spending increased $344.3 million. Capital spending in our distribution segment increased $197.7 million, primarily as a result of increased system modernization and customer growth spending. Capital spending in our pipeline and storage segment increased $146.6 million primarily due to increased spending for pipeline system safety and reliability in Texas.
Cash flows from financing activities

For the six months ended March 31, 2022, our financing activities provided $1.0 billion of cash compared with $3.1 billion of cash provided by financing activities in the prior-year period.
In the six months ended March 31, 2022, we received $1.4 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $600 million of 2.85% senior notes due 2052 and received net proceeds from the offering, after the underwriting discount and offering expenses, of $589.8 million. We also completed a public offering of $200 million of 2.625% senior notes due 2029, and received net proceeds of $200.8 million that were used to repay our $200 million floating-rate term loan. Additionally, during the six months ended March 31, 2022, we settled 6,162,269 shares that had been sold on a forward basis for net proceeds of $594.3 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes.
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
The following table summarizes our share issuances for the six months ended March 31, 2022 and 2021:

	Six Months Ended March 31
	2022	2021
Shares issued:
Direct Stock Purchase Plan	37,435	42,249
1998 Long-Term Incentive Plan	353,044	160,488
Retirement Savings Plan and Trust	39,527	44,226
Equity Issuance	6,162,269	4,537,669
Total shares issued	6,592,275	4,784,632
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of March 31, 2022, our outlook and current debt ratings, which are all considered investment grade are as follows:

	S&P	Moody’s
Senior unsecured long-term debt	A-	A1
Short-term debt	A-2	P-1
Outlook	Negative	Stable
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

Debt Covenants
We were in compliance with all of our debt covenants as of March 31, 2022. Our debt covenants are described in greater detail in Note 6 to the unaudited condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2022.
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
The following table shows the components of the change in fair value of our financial instruments for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In thousands)
Fair value of contracts at beginning of period	$119,918	$148,555	$225,417	$78,663
Contracts realized/settled	8,883	(365)	31,484	967
Fair value of new contracts	532	239	1,716	326
Other changes in value	153,067	178,667	23,783	247,140
Fair value of contracts at end of period	282,400	327,096	282,400	327,096
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$282,400	$327,096	$282,400	$327,096
The fair value of our financial instruments at March 31, 2022 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2022
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$126,779	$138,398	$17,223	$—	$282,400
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$126,779	$138,398	$17,223	$—	$282,400

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and six months ended March 31, 2022 and 2021.
Distribution Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
METERS IN SERVICE, end of period
Residential	3,130,505	3,087,890	3,130,505	3,087,890
Commercial	282,527	282,313	282,527	282,313
Industrial	1,642	1,668	1,642	1,668
Public authority and other	8,226	8,282	8,226	8,282
Total meters	3,422,900	3,380,153	3,422,900	3,380,153

INVENTORY STORAGE BALANCE — Bcf	32.9	28.4	32.9	28.4
SALES VOLUMES — MMcf (1)
Gas sales volumes
Residential	87,101	91,034	124,935	144,564
Commercial	43,287	43,639	66,295	70,326
Industrial	8,787	7,739	15,860	14,390
Public authority and other	3,043	3,066	4,673	5,059
Total gas sales volumes	142,218	145,478	211,763	234,339
Transportation volumes	49,175	47,740	89,490	89,025
Total throughput	191,393	193,218	301,253	323,364
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
CUSTOMERS, end of period
Industrial	96	92	96	92
Other	201	215	201	215
Total	297	307	297	307

INVENTORY STORAGE BALANCE — Bcf	0.4	0.1	0.4	0.1
PIPELINE TRANSPORTATION VOLUMES — MMcf (1)	224,960	222,321	406,428	427,186
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
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. During the six months ended March 31, 2022, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the six months ended March 31, 2022, except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2021.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 5, 2019)	Exhibit 3.1 to Form 8-K dated February 5, 2019 (File No. 1-10042)
4.1(a)	Officers' Certificate dated October 1, 2021	Exhibit 4.1 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.1(b)	Global Security for the 2.850% Senior Notes due 2052	Exhibit 4.2 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.1(c)	Global Security for the 2.850% Senior Notes due 2052	Exhibit 4.3 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.1(d)	Officers' Certificate dated January 14, 2022	Exhibit 4.1 to Form 8-K dated January 14, 2022 (File No. 1-10042)
4.1(e)	Global Security for the 2.625% Senior Notes due 2029	Exhibit 4.2 to Form 8-K dated January 14, 2022 (File No. 1-10042)
10.1	First Amendment to Revolving Credit Agreement, dated as of March 31, 2022, among Atmos Energy Corporation, Credit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.1 to Form 8-K dated April 1, 2022 (File No. 1-10042)
10.2	First Amendment to Revolving Credit Agreement, dated as of March 31, 2022, among Atmos Energy Corporation, Credit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.2 to Form 8-K dated April 1, 2022 (File No. 1-10042)
10.3(a)	Equity Distribution Agreement, dated as of March 23, 2022, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated March 23, 2022 (File No. 1-10042)
10.3(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated March 23, 2022 (File No. 1-10042)
10.4	Atmos Energy Corporation Account Balance Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2022)	Exhibit 10.1 to Form 10-Q dated December 31, 2021 (File No. 1-10042)
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: May 4, 2022