Form 10-Q
period 2022-06-30
ATMOS ENERGY CORP
filed 2022-08-03
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 29, 2022.

Class		Shares Outstanding
Common stock	No Par Value	139,891,918

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
LIBOR	London Interbank Offered Rate
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NTSB	National Transportation Safety Board
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SIP	System Integrity Program
SIR	System Integrity Rider
SOFR	Secured Overnight Financing Rate
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	September 30, 2021
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$19,502,000	$17,885,098
Less accumulated depreciation and amortization	2,945,397	2,821,128
Net property, plant and equipment	16,556,603	15,063,970
Current assets
Cash and cash equivalents	328,075	116,723
Accounts receivable, net (See Note 5)	375,257	342,967
Gas stored underground	223,993	178,116
Other current assets (See Note 8)	2,354,526	2,200,909
Total current assets	3,281,851	2,838,715
Goodwill	731,257	731,257
Deferred charges and other assets (See Note 8)	1,085,773	974,720
	$21,655,484	$19,608,662
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: June 30, 2022 — 139,888,756 shares; September 30, 2021 — 132,419,754 shares	$699	$662
Additional paid-in capital	5,726,090	5,023,751
Accumulated other comprehensive income	305,210	69,803
Retained earnings	3,236,172	2,812,673
Shareholders’ equity	9,268,171	7,906,889
Long-term debt	5,759,164	4,930,205
Total capitalization	15,027,335	12,837,094
Current liabilities
Accounts payable and accrued liabilities	397,058	423,222
Other current liabilities	660,629	686,681
Current maturities of long-term debt	2,201,430	2,400,452
Total current liabilities	3,259,117	3,510,355
Deferred income taxes	1,936,658	1,705,809
Regulatory excess deferred taxes	425,960	549,227
Regulatory cost of removal obligation	479,962	468,688
Deferred credits and other liabilities	526,452	537,489
	$21,655,484	$19,608,662
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30
	2022	2021
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$773,311	$558,750
Pipeline and storage segment	183,412	162,987
Intersegment eliminations	(140,294)	(116,184)
Total operating revenues	816,429	605,553

Purchased gas cost
Distribution segment	390,559	202,050
Pipeline and storage segment	(1,347)	691
Intersegment eliminations	(140,053)	(115,871)
Total purchased gas cost	249,159	86,870

Operation and maintenance expense	182,325	184,470
Depreciation and amortization expense	134,231	119,348
Taxes, other than income	96,127	81,475
Operating income	154,587	133,390
Other non-operating income	13,263	5,887
Interest charges	26,190	20,962
Income before income taxes	141,660	118,315
Income tax expense	13,113	15,904
Net income	$128,547	$102,411
Basic net income per share	$0.92	$0.78
Diluted net income per share	$0.92	$0.78
Cash dividends per share	$0.680	$0.625
Basic weighted average shares outstanding	139,881	131,358
Diluted weighted average shares outstanding	140,227	131,486

Net income	$128,547	$102,411
Other comprehensive income (loss), net of tax
Net unrealized holding losses on available-for-sale securities, net of tax of $31 and $11	(106)	(36)
Cash flow hedges:
Amortization and unrealized gain (loss) on interest rate agreements, net of tax of $46,168 and $(22,890)	159,737	(79,196)
Total other comprehensive income (loss)	159,631	(79,232)
Total comprehensive income	$288,178	$23,179
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended June 30
	2022	2021
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$3,356,279	$2,718,074
Pipeline and storage segment	510,077	476,868
Intersegment eliminations	(387,322)	(355,836)
Total operating revenues	3,479,034	2,839,106

Purchased gas cost
Distribution segment	1,881,212	1,304,269
Pipeline and storage segment	(3,075)	(440)
Intersegment eliminations	(386,437)	(354,890)
Total purchased gas cost	1,491,700	948,939

Operation and maintenance expense	504,787	479,488
Depreciation and amortization expense	395,461	353,269
Taxes, other than income	271,506	243,376
Operating income	815,580	814,034
Other non-operating income	27,178	14,793
Interest charges	74,969	69,068
Income before income taxes	767,789	759,759
Income tax expense	65,034	142,916
Net income	$702,755	$616,843
Basic net income per share	$5.13	$4.77
Diluted net income per share	$5.12	$4.77
Cash dividends per share	$2.04	$1.875
Basic weighted average shares outstanding	136,799	129,185
Diluted weighted average shares outstanding	137,055	129,229

Net income	$702,755	$616,843
Other comprehensive income (loss), net of tax
Net unrealized holding losses on available-for-sale securities, net of tax of $98 and $48	(336)	(165)
Cash flow hedges:
Amortization and unrealized gain on interest rate agreements, net of tax of $68,136 and $34,392	235,743	118,993
Total other comprehensive income	235,407	118,828
Total comprehensive income	$938,162	$735,671
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30
	2022	2021
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$702,755	$616,843
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	395,461	353,269
Deferred income taxes	40,899	144,195
Other	(15,941)	378
Net assets / liabilities from risk management activities	(7,167)	(99)
Net change in Winter Storm Uri long-term regulatory asset (See Note 8)	—	(2,088,536)
Net change in other operating assets and liabilities	(186,691)	(184,517)
Net cash provided by (used in) operating activities	929,316	(1,158,467)
Cash Flows From Investing Activities
Capital expenditures	(1,726,039)	(1,357,960)
Debt and equity securities activities, net	3,594	(2,363)
Other, net	7,876	8,006
Net cash used in investing activities	(1,714,569)	(1,352,317)
Cash Flows From Financing Activities
Net proceeds from equity issuances	675,320	460,678
Issuance of common stock through stock purchase and employee retirement plans	11,670	12,121
Proceeds from issuance of long-term debt	798,802	2,797,346
Repayment of long-term debt	(200,000)	—
Cash dividends paid	(279,256)	(241,260)
Debt issuance costs	(8,196)	(14,288)
Other	(1,735)	—
Net cash provided by financing activities	996,605	3,014,597
Net increase in cash and cash equivalents	211,352	503,813
Cash and cash equivalents at beginning of period	116,723	20,808
Cash and cash equivalents at end of period	$328,075	$524,621

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2022
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at June 30, 2022, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Because of seasonal and other factors, the results of operations for the nine-month period ended June 30, 2022 are not indicative of our results of operations for the full 2022 fiscal year, which ends September 30, 2022.
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
Significant regulatory assets and liabilities as of June 30, 2022 and September 30, 2021 included the following:

	June 30, 2022	September 30, 2021
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$34,482	$45,922
Infrastructure mechanisms (1)	225,279	222,795
Winter Storm Uri incremental costs (2)	2,107,820	2,100,728
Deferred gas costs	42,818	66,395
Regulatory excess deferred taxes	48,746	45,370
Recoverable loss on reacquired debt	3,448	3,789
Deferred pipeline record collection costs	35,212	32,099
Other	15,552	4,343
	$2,513,357	$2,521,441
Regulatory liabilities:
Regulatory excess deferred taxes	$586,149	$705,084
Regulatory cost of removal obligation	558,542	541,511
Deferred gas costs	45,874	52,553
Asset retirement obligation	18,373	18,373
APT annual adjustment mechanism	26,689	31,110
Pension and postretirement benefit costs	51,954	56,201
Other	23,223	19,363
	$1,310,804	$1,424,195

(1)Infrastructure mechanisms in Texas, Louisiana and Tennessee allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.
(2)Includes extraordinary gas costs subject to securitization incurred during Winter Storm Uri and permissible carrying costs. See Note 8 to the unaudited condensed consolidated financial statements for further information. This amount is recorded within other current assets and deferred charges and other assets on the condensed consolidated balance sheet as of June 30, 2022.

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

Income statements and capital expenditures for the three and nine months ended June 30, 2022 and 2021 by segment are presented in the following tables:

	Three Months Ended June 30, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$772,497	$43,932	$—	$816,429
Intersegment revenues	814	139,480	(140,294)	—
Total operating revenues	773,311	183,412	(140,294)	816,429
Purchased gas cost	390,559	(1,347)	(140,053)	249,159
Operation and maintenance expense	133,654	48,912	(241)	182,325
Depreciation and amortization expense	97,106	37,125	—	134,231
Taxes, other than income	85,933	10,194	—	96,127
Operating income	66,059	88,528	—	154,587
Other non-operating income	6,708	6,555	—	13,263
Interest charges	12,341	13,849	—	26,190
Income before income taxes	60,426	81,234	—	141,660
Income tax expense	3,025	10,088	—	13,113
Net income	$57,401	$71,146	$—	$128,547
Capital expenditures	$417,244	$118,766	$—	$536,010

	Three Months Ended June 30, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$557,931	$47,622	$—	$605,553
Intersegment revenues	819	115,365	(116,184)	—
Total operating revenues	558,750	162,987	(116,184)	605,553
Purchased gas cost	202,050	691	(115,871)	86,870
Operation and maintenance expense	130,454	54,329	(313)	184,470
Depreciation and amortization expense	86,099	33,249	—	119,348
Taxes, other than income	72,024	9,451	—	81,475
Operating income	68,123	65,267	—	133,390
Other non-operating income	1,060	4,827	—	5,887
Interest charges	8,540	12,422	—	20,962
Income before income taxes	60,643	57,672	—	118,315
Income tax expense	7,354	8,550	—	15,904
Net income	$53,289	$49,122	$—	$102,411
Capital expenditures	$398,416	$113,816	$—	$512,232

	Nine Months Ended June 30, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$3,353,800	$125,234	$—	$3,479,034
Intersegment revenues	2,479	384,843	(387,322)	—
Total operating revenues	3,356,279	510,077	(387,322)	3,479,034
Purchased gas cost	1,881,212	(3,075)	(386,437)	1,491,700
Operation and maintenance expense	378,479	127,193	(885)	504,787
Depreciation and amortization expense	286,515	108,946	—	395,461
Taxes, other than income	242,214	29,292	—	271,506
Operating income	567,859	247,721	—	815,580
Other non-operating income	9,173	18,005	—	27,178
Interest charges	36,046	38,923	—	74,969
Income before income taxes	540,986	226,803	—	767,789
Income tax expense	35,163	29,871	—	65,034
Net income	$505,823	$196,932	$—	$702,755
Capital expenditures	$1,217,094	$508,945	$—	$1,726,039

	Nine Months Ended June 30, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,715,644	$123,462	$—	$2,839,106
Intersegment revenues	2,430	353,406	(355,836)	—
Total operating revenues	2,718,074	476,868	(355,836)	2,839,106
Purchased gas cost	1,304,269	(440)	(354,890)	948,939
Operation and maintenance expense	363,246	117,188	(946)	479,488
Depreciation and amortization expense	254,636	98,633	—	353,269
Taxes, other than income	214,991	28,385	—	243,376
Operating income	580,932	233,102	—	814,034
Other non-operating income	1,135	13,658	—	14,793
Interest charges	33,269	35,799	—	69,068
Income before income taxes	548,798	210,961	—	759,759
Income tax expense	109,481	33,435	—	142,916
Net income	$439,317	$177,526	$—	$616,843
Capital expenditures	$1,000,616	$357,344	$—	$1,357,960
Balance sheet information at June 30, 2022 and September 30, 2021 by segment is presented in the following tables:

	June 30, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$12,314,182	$4,242,421	$—	$16,556,603
Total assets	$20,891,285	$4,497,125	$(3,732,926)	$21,655,484

	September 30, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$11,232,649	$3,831,321	$—	$15,063,970
Total assets	$18,847,266	$4,076,844	$(3,315,448)	$19,608,662

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic weighted average shares outstanding is calculated based upon the weighted average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 7 to the unaudited condensed consolidated financial statements, when the impact is dilutive. Basic and diluted earnings per share for the three and nine months ended June 30, 2022 and 2021 are calculated as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$128,547	$102,411	$702,755	$616,843
Less: Income allocated to participating securities	79	70	465	440
Income available to common shareholders	$128,468	$102,341	$702,290	$616,403
Basic weighted average shares outstanding	139,881	131,358	136,799	129,185
Net income per share — Basic	$0.92	$0.78	$5.13	$4.77
Diluted Earnings Per Share
Income available to common shareholders	$128,468	$102,341	$702,290	$616,403
Effect of dilutive shares	—	—	—	—
Income available to common shareholders	$128,468	$102,341	$702,290	$616,403
Basic weighted average shares outstanding	139,881	131,358	136,799	129,185
Dilutive shares	346	128	256	44
Diluted weighted average shares outstanding	140,227	131,486	137,055	129,229
Net income per share - Diluted	$0.92	$0.78	$5.12	$4.77

5.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three and nine months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$441,806	$—	$336,016	$—
Commercial	231,309	—	157,314	—
Industrial	57,045	—	25,348	—
Public authority and other	13,080	—	8,870	—
Total gas sales revenues	743,240	—	527,548	—
Transportation revenues	27,216	186,405	25,903	164,619
Miscellaneous revenues	2,453	3,104	2,615	3,895
Revenues from contracts with customers	772,909	189,509	556,066	168,514
Alternative revenue program revenues (1)	(77)	(6,097)	2,206	(5,527)
Other revenues	479	—	478	—
Total operating revenues	$773,311	$183,412	$558,750	$162,987

	Nine Months Ended June 30, 2022		Nine Months Ended June 30, 2021
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$2,108,349	$—	$1,821,570	$—
Commercial	910,400	—	692,443	—
Industrial	160,098	—	81,122	—
Public authority and other	54,668	—	42,159	—
Total gas sales revenues	3,233,515	—	2,637,294	—
Transportation revenues	87,886	514,114	84,643	480,945
Miscellaneous revenues	7,732	11,931	8,336	12,921
Revenues from contracts with customers	3,329,133	526,045	2,730,273	493,866
Alternative revenue program revenues (1)	25,663	(15,968)	(13,666)	(16,998)
Other revenues	1,483	—	1,467	—
Total operating revenues	$3,356,279	$510,077	$2,718,074	$476,868
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
Our policy related to the accounting for our allowance for uncollectible accounts is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. During the nine months ended June 30, 2022, there were no material changes to this policy. Rollforwards of our allowance for uncollectible accounts for the three and nine months ended June 30, 2022 and 2021 are presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 79 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.

Three Months Ended June 30, 2022
(In thousands)
Beginning balance, March 31, 2022	$62,213
Current period provisions	5,657
Write-offs charged against allowance	(7,430)
Recoveries of amounts previously written off	328
Ending balance, June 30, 2022	$60,768

Three Months Ended June 30, 2021
(In thousands)
Beginning balance, March 31, 2021	$44,680
Current period provisions	14,403
Write-offs charged against allowance	(2,875)
Recoveries of amounts previously written off	437
Ending balance, June 30, 2021	$56,645

Nine Months Ended June 30, 2022
(In thousands)
Beginning balance, September 30, 2021	$64,471
Current period provisions	17,733
Write-offs charged against allowance	(22,888)
Recoveries of amounts previously written off	1,452
Ending balance, June 30, 2022	$60,768

Nine Months Ended June 30, 2021
(In thousands)
Beginning balance, September 30, 2020	$29,949
Current period provisions	32,872
Write-offs charged against allowance	(7,544)
Recoveries of amounts previously written off	1,368
Ending balance, June 30, 2021	$56,645
6.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Other than as described below, there were no material changes in the terms of our debt instruments during the nine months ended June 30, 2022.

Long-term debt at June 30, 2022 and September 30, 2021 consisted of the following:

	June 30, 2022	September 30, 2021
	(In thousands)
Unsecured 0.625% Senior Notes, due March 2023	$1,100,000	$1,100,000
Unsecured 3.00% Senior Notes, due 2027	500,000	500,000
Unsecured 2.625% Senior Notes, due 2029	500,000	300,000
Unsecured 1.50% Senior Notes, due 2031	600,000	600,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due 2052	600,000	—
Floating-rate term loan, due April 2022	—	200,000
Floating-rate Senior Notes, due March 2023	1,100,000	1,100,000
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Finance lease obligations	52,196	18,739
Total long-term debt	8,012,196	7,378,739
Less:
Original issue discount on unsecured senior notes and debentures	3,760	2,811
Debt issuance cost	47,842	45,271
Current maturities	2,201,430	2,400,452
	$5,759,164	$4,930,205
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
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility. On March 31, 2022, we amended this agreement to (i) extend the maturity date from March 31, 2026 to March 31, 2027 and (ii) replace the London interbank offered rate (the LIBOR Rate) with the forward-looking term rate based on the secured overnight financing rate (the SOFR Rate) as the interest rate benchmark. This facility now bears interest at a base rate or at a SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At June 30, 2022 there were no amounts outstanding under our commercial paper program.

We also have a $900 million three-year unsecured revolving credit facility which is used to provide additional working capital funding. On March 31, 2022, we amended this agreement to (i) extend the maturity date from March 31, 2024 to March 31, 2025 and (ii) replace the LIBOR Rate with the SOFR Rate as the interest rate benchmark. This facility now bears interest at a base rate or at a SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $100 million accordion feature, which provides the opportunity to increase the total committed loan to $1.0 billion. At June 30, 2022, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2022 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of June 30, 2022.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed March 31, 2022 and is used to issue letters of credit and to provide working capital funding. At June 30, 2022, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At June 30, 2022, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 47 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of June 30, 2022. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

7.    Shareholders' Equity

The following tables present a reconciliation of changes in stockholders' equity for the three and nine months ended June 30, 2022 and 2021.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2021	132,419,754	$662	$5,023,751	$69,803	$2,812,673	$7,906,889
Net income	—	—	—	—	249,209	249,209
Other comprehensive loss	—	—	—	(45,947)	—	(45,947)
Cash dividends ($0.68 per share)	—	—	—	—	(90,411)	(90,411)
Common stock issued:
Public and other stock offerings	2,730,115	13	265,848	—	—	265,861
Stock-based compensation plans	275,212	2	3,942	—	—	3,944
Balance, December 31, 2021	135,425,081	677	5,293,541	23,856	2,971,471	8,289,545
Net income	—	—	—	—	324,999	324,999
Other comprehensive income	—	—	—	121,723	—	121,723
Cash dividends ($0.68 per share)	—	—	—	—	(93,533)	(93,533)
Common stock issued:
Public and other stock offerings	3,509,116	18	336,451	—	—	336,469
Stock-based compensation plans	77,832	—	4,028	—	—	4,028
Balance, March 31, 2022	139,012,029	695	5,634,020	145,579	3,202,937	8,983,231
Net income	—	—	—	—	128,547	128,547
Other comprehensive income	—	—	—	159,631	—	159,631
Cash dividends ($0.68 per share)	—	—	—	—	(95,312)	(95,312)
Common stock issued:
Public and other stock offerings	801,952	4	84,656	—	—	84,660
Stock-based compensation plans	74,775	—	7,414	—	—	7,414
Balance, June 30, 2022	139,888,756	$699	$5,726,090	$305,210	$3,236,172	$9,268,171

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2020	125,882,477	$629	$4,377,149	$(57,589)	$2,471,014	$6,791,203
Net income	—	—	—	—	217,678	217,678
Other comprehensive income	—	—	—	60,121	—	60,121
Cash dividends ($0.625 per share)	—	—	—	—	(79,023)	(79,023)
Common stock issued:
Public and other stock offerings	2,126,118	11	219,998	—	—	220,009
Stock-based compensation plans	144,366	1	3,167	—	—	3,168
Balance, December 31, 2020	128,152,961	641	4,600,314	2,532	2,609,669	7,213,156
Net income	—	—	—	—	296,754	296,754
Other comprehensive income	—	—	—	137,939	—	137,939
Cash dividends ($0.625 per share)	—	—	—	—	(80,325)	(80,325)
Common stock issued:
Public and other stock offerings	2,498,026	12	248,948	—	—	248,960
Stock-based compensation plans	16,122	—	4,441	—	—	4,441
Balance, March 31, 2021	130,667,109	653	4,853,703	140,471	2,826,098	7,820,925
Net income	—	—	—	—	102,411	102,411
Other comprehensive loss	—	—	—	(79,232)	—	(79,232)
Cash dividends ($0.625 per share)	—	—	—	—	(81,912)	(81,912)
Common stock issued:
Public and other stock offerings	39,078	1	3,829	—	—	3,830
Stock-based compensation plans	80,852	—	7,736	—	—	7,736
Balance, June 30, 2021	130,787,039	$654	$4,865,268	$61,239	$2,846,597	$7,773,758
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
During the nine months ended June 30, 2022, we executed forward sales under our ATM equity sales program with various forward sellers who borrowed and sold 10,308,214 shares of our common stock at an aggregate price of $1.1 billion. During the nine months ended June 30, 2022, we also settled forward sale agreements with respect to 6,932,722 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $675.3 million. As of June 30, 2022, $663.0 million of equity was available for issuance under our existing ATM program. Additionally, we had $700.9 million in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In thousands)	Forward Price
September 29, 2023	5,527,318	$595,261	$107.69
December 29, 2023	919,898	105,634	$114.83
Total	6,447,216	$700,895	$108.71

Accumulated Other Comprehensive Income (Loss)
We record deferred gains (losses) in AOCI related to available-for-sale debt securities and interest rate agreement cash flow hedges. Deferred gains (losses) for our available-for-sale debt securities are recognized in earnings upon settlement, while deferred gains (losses) related to our interest rate agreement cash flow hedges are recognized in earnings on a straight-line basis over the life of the related financing. The following tables provide the components of our accumulated other comprehensive income (loss) balances, net of the related tax effects allocated to each component of other comprehensive income (loss).

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2021	$47	$69,756	$69,803
Other comprehensive income (loss) before reclassifications	(336)	233,511	233,175
Amounts reclassified from accumulated other comprehensive income	—	2,232	2,232
Net current-period other comprehensive income (loss)	(336)	235,743	235,407
June 30, 2022	$(289)	$305,499	$305,210

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2020	$238	$(57,827)	$(57,589)
Other comprehensive income (loss) before reclassifications	(165)	115,568	115,403
Amounts reclassified from accumulated other comprehensive income	—	3,425	3,425
Net current-period other comprehensive income (loss)	(165)	118,993	118,828
June 30, 2021	$73	$61,166	$61,239

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
Regulatory Asset Accounting
Our purchased gas costs are recoverable through purchased gas cost adjustment mechanisms in each state where we operate. Due to the unprecedented level of purchased gas costs incurred during Winter Storm Uri, the Kansas Corporation Commission (KCC) and the Railroad Commission of Texas (RRC) issued orders authorizing natural gas utilities to record a regulatory asset to account for the extraordinary costs associated with the winter storm. Pursuant to these orders, as of June 30, 2022, we have recorded a $2.1 billion regulatory asset for incremental costs, including carrying costs, incurred in Kansas ($88.0 million) and Texas ($2,019.8 million).
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

Kansas
On March 24, 2022, the KCC issued an Order Approving Unanimous Settlement Agreement which stipulated that all of our gas and storage costs were prudently incurred. On May 25, 2022, we filed with the KCC an application to securitize $90.2 million in securitized utility tariff costs. Because we intend to recover these costs over several years, we have recorded the regulatory asset for Kansas as a long-term asset in deferred charges and other assets as of June 30, 2022.
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

9.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and nine months ended June 30, 2022 and 2021 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.

	Three Months Ended June 30
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,323	$4,609	$2,559	$4,305
Interest cost (1)	5,063	5,016	2,683	2,661
Expected return on assets (1)	(7,383)	(6,978)	(3,312)	(2,613)
Amortization of prior service cost (credit) (1)	(58)	(58)	(3,308)	44
Amortization of actuarial (gain) loss (1)	1,951	3,062	—	—
Settlements(1)	—	8,999	—	—
Net periodic pension cost	$3,896	$14,650	$(1,378)	$4,397

	Nine Months Ended June 30
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(In thousands)
Components of net periodic pension cost:
Service cost	$12,970	$13,834	$7,676	$12,917
Interest cost (1)	15,190	15,072	8,050	7,981
Expected return on assets (1)	(22,149)	(20,934)	(9,937)	(7,841)
Amortization of prior service cost (credit) (1)	(174)	(174)	(9,925)	130
Amortization of actuarial (gain) loss (1)	5,853	9,405	—	—
Settlements(1)	—	8,999	—	—
Net periodic pension cost	$11,690	$26,202	$(4,136)	$13,187
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
For the nine months ended June 30, 2022 we contributed $11.1 million to our postretirement medical plans. We anticipate contributing a total of between $15 million and $25 million to our postretirement plans during fiscal 2022.

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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices indexed to natural gas hubs or fixed price contracts. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. At June 30, 2022, we were committed to purchase 68.3 Bcf within one year and 97.2 Bcf within two to three years under indexed contracts. At June 30, 2022, we were committed to purchase 3.4 Bcf within one year under fixed price contracts with a weighted average price of $5.41 per Mcf.
Future Lease Payments
A finance lease for a service center is expected to commence in fiscal 2023 that impacts our future lease payments. The total future lease payments for this lease are $19.3 million.
Rate Regulatory Proceedings
As of June 30, 2022, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the nine months ended June 30, 2022.

11.    Income Taxes

Income Tax Expense
Our interim effective tax rates reflect the estimated annual effective tax rates for the fiscal years ended September 30, 2022 and 2021, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2022 and 2021 were 9.3% and 13.4% and for the nine months ended June 30, 2022 and 2021 were 8.5% and 18.8%. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the amortization of excess deferred federal income tax liabilities, tax credits, state income taxes and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
Beginning in the second quarter of fiscal 2021 and through the end of the last fiscal year, we reached agreement with regulators in various states to begin refunding excess deferred tax liabilities generally over a three to five year period. This increased the refund of excess deferred tax liabilities to customers in the current year period and significantly reduced the effective tax rate for the three and nine month periods ended June 30, 2022 compared to the prior year periods.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA") and state tax legislative changes in Kansas and Louisiana. Currently, the regulatory excess net deferred tax liability of $537.4 million is being returned over various periods. Of this amount, $444.2 million is being returned to customers over 35 - 60 months. An additional $78.1 million is being returned to customers on a provisional basis over 15 - 69 years until our regulators establish the final refund periods. The refund of the remaining $15.1 million will be addressed in future rate proceedings.
As of June 30, 2022 and September 30, 2021, $160.2 million and $155.9 million is recorded in other current liabilities.
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

As of June 30, 2022, we had $403.8 million (tax effected) of federal net operating loss carryforwards. The federal net operating loss carryforwards are available to offset future taxable income. These net operating losses can be carried forward indefinitely. The Company also has $28.1 million (tax effected) of state net operating loss carryforwards (net of $7.3 million of federal effects) and $1.7 million of state tax credits carryforwards (net of $0.5 million of federal effects). Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards are subject to expiration as early as 2035.

12.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 15 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. During the nine months ended June 30, 2022, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.
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
As of June 30, 2022, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of June 30, 2022, we had 5,819 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of June 30, 2022 and September 30, 2021. The gross amounts of recognized assets and liabilities are netted within our unaudited condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, as of June 30, 2022 and September 30, 2021, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

		June 30, 2022
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Other current assets / Other current liabilities	$169,318	$—
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	301,152	—
Total		470,470	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	17,518	(193)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	169	(5)
Total		17,687	(198)
Gross / Net Financial Instruments		$488,157	$(198)

		September 30, 2021
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$169,469	$—
Total		169,469	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	55,073	(5,269)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	6,144	—
Total		61,217	(5,269)
Gross / Net Financial Instruments		$230,686	$(5,269)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended June 30, 2022 and 2021 was $1.0 million and $1.5 million and for the nine months ended June 30, 2022 and 2021 was $2.9 million and $4.4 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and nine months ended June 30, 2022 and 2021. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the statement of comprehensive income as incurred.

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$158,993	$(80,338)	$233,511	$115,568
Recognition of losses in earnings due to settlements:
Interest rate agreements	744	1,142	2,232	3,425
Total other comprehensive income (loss) from hedging, net of tax	$159,737	$(79,196)	$235,743	$118,993
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of June 30, 2022, we had $59.5 million of net realized losses in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net losses recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2052. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$(2,976)
Thereafter	(56,506)
Total	$(59,482)

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

13.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. During the nine months ended June 30, 2022, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and September 30, 2021. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	June 30, 2022
	(In thousands)
Assets:
Financial instruments	$—	$488,157	$—	$—	$488,157
Debt and equity securities
Registered investment companies	28,370	—	—	—	28,370
Bond mutual funds	32,667	—	—	—	32,667
Bonds (2)	—	33,729	—	—	33,729
Money market funds	—	3,590	—	—	3,590
Total debt and equity securities	61,037	37,319	—	—	98,356
Total assets	$61,037	$525,476	$—	$—	$586,513
Liabilities:
Financial instruments	$—	$198	$—	$—	$198

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2021
	(In thousands)
Assets:
Financial instruments	$—	$230,686	$—	$—	$230,686
Debt and equity securities
Registered investment companies	35,175	—	—	—	35,175
Bond mutual funds	34,298	—	—	—	34,298
Bonds (2)	—	35,655	—	—	35,655
Money market funds	—	2,943	—	—	2,943
Total debt and equity securities	69,473	38,598	—	—	108,071
Total assets	$69,473	$269,284	$—	$—	$338,757
Liabilities:
Financial instruments	$—	$5,269	$—	$—	$5,269

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns and any intent to sell the security. As of June 30, 2022, no allowance for credit losses was recorded for our available-for-sale debt securities. At June 30, 2022 and September 30, 2021, the amortized cost of our available-for-sale debt securities was $34.1 million and $35.6 million. At June 30, 2022, we maintained investments in bonds that have contractual maturity dates ranging from July 2022 through June 2025.

Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of June 30, 2022 and September 30, 2021:

	June 30, 2022	September 30, 2021
	(In thousands)
Carrying Amount	$7,960,000	$7,360,000
Fair Value	$7,340,176	$8,086,136
14.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 17 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. During the nine months ended June 30, 2022, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of June 30, 2022, the related condensed consolidated statements of comprehensive income for the three and nine month periods ended June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2021, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated November 12, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
August 3, 2022

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at June 30, 2022 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
•Regulation
•Unbilled revenue
•Pension and other postretirement plans
•Impairment assessments
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the nine months ended June 30, 2022.
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
During the nine months ended June 30, 2022, we recorded net income of $702.8 million, or $5.12 per diluted share, compared to net income of $616.8 million, or $4.77 per diluted share for the nine months ended June 30, 2021.
The 14 percent year-over-year increase in net income largely reflects positive rate outcomes driven by safety and reliability spending and customer growth in our distribution segment, offset by higher spending on certain operating and maintenance expenses in both our segments.
During the nine months ended June 30, 2022, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $154.9 million. Excluding the impact of the refund of excess deferred income taxes resulting from previously enacted tax reform legislation, our total rate outcomes were $205.9 million for the nine months ended June 30, 2022. Additionally, as of June 30, 2022, we had ratemaking efforts in progress seeking a total increase in annual operating income of $132.6 million.
Capital expenditures for the nine months ended June 30, 2022 were $1.7 billion. Over 85 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the nine months ended June 30, 2022, we completed approximately $1.5 billion of long-term debt and equity financing. As of June 30, 2022, our equity capitalization was 53.8 percent. Excluding the $2.2 billion of incremental financing issued in conjunction with Winter Storm Uri, our equity capitalization was 61.7 percent. As of June 30, 2022, we had approximately $3.5 billion in total liquidity, consisting of $328.1 million in cash and cash equivalents, $700.9 million in funds available through equity forward sales agreements and $2,494.4 million in undrawn capacity under our credit facilities.
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
Three Months Ended June 30, 2022 compared with Three Months Ended June 30, 2021
Financial and operational highlights for our distribution segment for the three months ended June 30, 2022 and 2021 are presented below.

	Three Months Ended June 30
	2022	2021	Change
	(In thousands, unless otherwise noted)
Operating revenues	$773,311	$558,750	$214,561
Purchased gas cost	390,559	202,050	188,509
Operating expenses	316,693	288,577	28,116
Operating income	66,059	68,123	(2,064)
Other non-operating income	6,708	1,060	5,648
Interest charges	12,341	8,540	3,801
Income before income taxes	60,426	60,643	(217)
Income tax expense	3,025	7,354	(4,329)
Net income	$57,401	$53,289	$4,112
Consolidated distribution sales volumes — MMcf	44,954	41,352	3,602
Consolidated distribution transportation volumes — MMcf	34,360	34,776	(416)
Total consolidated distribution throughput — MMcf	79,314	76,128	3,186
Consolidated distribution average cost of gas per Mcf sold	$8.69	$4.89	$3.80

Operating income for our distribution segment decreased three percent. Increased refunds of excess deferred taxes to customers decreased period-over-period operating income by $20.8 million and reduced the interim effective income tax rate for this segment to 5.0% compared to 12.1% in the prior year period. Additional key drivers for the change in operating income include:
•a $30.5 million increase in rate adjustments, primarily in our Mid-Tex and Louisiana Divisions.
•a $3.3 million increase in consumption, net of our weather normalization adjustments (WNA)
•a $2.6 million increase in customers, primarily in our Mid-Tex Division.
•a $1.8 million decrease in other operation and maintenance expense, primarily due to lower bad debt expense and other administrative costs in the current-year quarter.
Partially offset by:
•a $13.7 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $5.0 million increase in system maintenance and related activities.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended June 30, 2022 and 2021. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended June 30
	2022	2021	Change
	(In thousands)
Mid-Tex	$30,574	$33,135	$(2,561)
Kentucky/Mid-States	13,715	11,773	1,942
Louisiana	10,892	11,027	(135)
West Texas	1,876	5,118	(3,242)
Mississippi	4,932	5,365	(433)
Colorado-Kansas	3,335	2,517	818
Other	735	(812)	1,547
Total	$66,059	$68,123	$(2,064)

Nine Months Ended June 30, 2022 compared with Nine Months Ended June 30, 2021
Financial and operational highlights for our distribution segment for the nine months ended June 30, 2022 and 2021 are presented below.

	Nine Months Ended June 30
	2022	2021	Change
	(In thousands, unless otherwise noted)
Operating revenues	$3,356,279	$2,718,074	$638,205
Purchased gas cost	1,881,212	1,304,269	576,943
Operating expenses	907,208	832,873	74,335
Operating income	567,859	580,932	(13,073)
Other non-operating income	9,173	1,135	8,038
Interest charges	36,046	33,269	2,777
Income before income taxes	540,986	548,798	(7,812)
Income tax expense	35,163	109,481	(74,318)
Net income	$505,823	$439,317	$66,506
Consolidated distribution sales volumes — MMcf	256,717	275,691	(18,974)
Consolidated distribution transportation volumes — MMcf	120,037	120,150	(113)
Total consolidated distribution throughput — MMcf	376,754	395,841	(19,087)
Consolidated distribution average cost of gas per Mcf sold	$7.33	$4.73	$2.60
Operating income for our distribution segment decreased two percent. Increased refunds of excess deferred taxes to customers decreased period-over-period operating income by $89.5 million and reduced the interim effective income tax rate for this segment to 6.5% compared to 19.9% in the prior year period. Additional key drivers for the change in operating income include:
•a $122.6 million increase in rate adjustments, primarily in our Mid-Tex, West Texas and Louisiana Divisions.
•a $13.2 million increase in customers, primarily in our Mid-Tex Division.
Partially offset by:
•a $34.8 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $13.1 million decrease in consumption, net of WNA, primarily due to the decline in residential consumption during the second fiscal quarter.
•a $12.3 million increase in system maintenance and related activities.
•a $2.9 million increase in other operation and maintenance expense, primarily due to employee related costs, insurance premiums and other administrative costs, partially offset by lower bad debt expense in the current year.
The following table shows our operating income by distribution division, in order of total rate base, for the nine months ended June 30, 2022 and 2021. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Nine Months Ended June 30
	2022	2021	Change
	(In thousands)
Mid-Tex	$292,207	$284,104	$8,103
Kentucky/Mid-States	75,541	69,127	6,414
Louisiana	61,842	66,718	(4,876)
West Texas	53,907	51,364	2,543
Mississippi	66,719	68,142	(1,423)
Colorado-Kansas	28,187	36,610	(8,423)
Other	(10,544)	4,867	(15,411)
Total	$567,859	$580,932	$(13,073)

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first nine months of fiscal 2022, we implemented, or received approval to implement, regulatory proceedings, resulting in a $76.1 million increase in annual operating income as summarized below. Our ratemaking outcomes include the refund of excess deferred income taxes (EDIT) resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit. Excluding these amounts, our total rate outcomes for ratemaking activities for the nine months ended June 30, 2022 were $127.1 million.

Rate Action	Annual Increase (Decrease) in Operating Income	EDIT Impact	Annual Increase (Decrease) in Operating Income Excluding EDIT
	(In thousands)
Annual formula rate mechanisms	$70,488	$43,638	$114,126
Rate case filings	5,938	7,379	13,317
Other rate activity	(370)	—	(370)
	$76,056	$51,017	$127,073
The following ratemaking efforts seeking $132.6 million in increased annual operating income were in progress as of June 30, 2022:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Kentucky/Mid-States	Infrastructure Mechanism	Virginia	$477
Kentucky/Mid-States	Formula Rate Mechanism	Tennessee (1)	3,662
Louisiana	Formula Rate Mechanism	Louisiana (2)	17,650
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities	92,615
Mississippi	Infrastructure Mechanism	Mississippi	10,006
West Texas	Formula Rate Mechanism	West Texas Cities	8,208
			$132,618
(1)    The Tennessee Public Utility Commission approved the ARM filing on June 20, 2022 for an increase in operating income of $2.5 million with rates effective July 1, 2022.
(2)    The Company implemented the requested amount, subject to refund, on July 1, 2022 and anticipates resolving the RSC filing during the fourth quarter of fiscal 2022.

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
The following annual formula rate mechanisms were approved during the nine months ended June 30, 2022:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	EDIT Impact	Increase (Decrease) in Annual Operating Income Excluding EDIT	Effective Date
			(In thousands)
2022 Filings:
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/31/2021	$6,122	$—	$6,122	06/11/2022
West Texas	Triangle	12/31/2021	1,549	—	1,549	06/11/2022
West Texas	Environs	12/31/2021	1,221	—	1,221	06/11/2022
Mid-Tex	ATM Cities	12/31/2021	12,815	—	12,815	06/10/2022
Mid-Tex	Environs	12/31/2021	5,646	—	5,646	06/10/2022
Mid-Tex	DARR (1)	09/30/2021	13,201	—	13,201	05/25/2022
Colorado-Kansas	Kansas SIP	12/31/2021	623	—	623	04/01/2022
Colorado-Kansas	Kansas GSRS	09/30/2021	1,820	—	1,820	02/01/2022
Colorado-Kansas	Colorado SSIR	12/31/2022	2,610	—	2,610	01/01/2022
Mid-Tex	Mid-Tex Cities RRM	12/31/2020	21,673	33,851	55,524	12/01/2021
West Texas	West Texas Cities RRM	12/31/2020	151	3,347	3,498	12/01/2021
Mississippi	Mississippi - SIR	10/31/2022	8,354	2,123	10,477	11/01/2021
Mississippi	Mississippi - SRF	10/31/2022	(5,624)	4,317	(1,307)	11/01/2021
Kentucky/Mid-States	Virginia - SAVE	09/30/2022	327	—	327	10/01/2021
Total 2022 Filings			$70,488	$43,638	$114,126
(1)    The rate increase for this filing was approved based on the effective date herein; however, the new rates will be implemented beginning September 1, 2022.
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

The following table summarizes the rate cases that were completed during the nine months ended June 30, 2022.

Division	State	Increase in Annual Operating Income	EDIT Impact	Increase in Annual Operating Income Excluding EDIT	Effective Date
		(In thousands)
2022 Rate Case Filings:
Kentucky/Mid-States	Kentucky (1)	$5,938	$7,379	$13,317	05/20/2022
Total 2022 Rate Case Filings		$5,938	$7,379	$13,317
(1)    The rate case outcome for Kentucky is inclusive of the fiscal 2022 pipeline replacement program.
Other Ratemaking Activity
The following table summarizes other ratemaking activity during the nine months ended June 30, 2022.

Division	Jurisdiction	Rate Activity	Decrease in Annual Operating Income	Effective Date
			(In thousands)
2022 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$(370)	02/01/2022
Total 2022 Other Rate Activity			$(370)
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 11, 2022, APT made a GRIP filing that covered changes in net property, plant and equipment investments from January 1, 2021 through December 31, 2021 with a requested increase in operating income of $78.8 million. On May 18, 2022, the Texas Railroad Commission approved the Company's GRIP filing.

Three Months Ended June 30, 2022 compared with Three Months Ended June 30, 2021
Financial and operational highlights for our pipeline and storage segment for the three months ended June 30, 2022 and 2021 are presented below.

	Three Months Ended June 30
	2022	2021	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$144,970	$126,022	$18,948
Third-party transportation revenue	35,939	33,565	2,374
Other revenue	2,503	3,400	(897)
Total operating revenues	183,412	162,987	20,425
Total purchased gas cost	(1,347)	691	(2,038)
Operating expenses	96,231	97,029	(798)
Operating income	88,528	65,267	23,261
Other non-operating income	6,555	4,827	1,728
Interest charges	13,849	12,422	1,427
Income before income taxes	81,234	57,672	23,562
Income tax expense	10,088	8,550	1,538
Net income	$71,146	$49,122	$22,024
Gross pipeline transportation volumes — MMcf	175,117	187,408	(12,291)
Consolidated pipeline transportation volumes — MMcf	146,422	153,166	(6,744)
Operating income for our pipeline and storage segment increased 36 percent. Significant drivers for the change in operating income include:
•a $21.0 million increase due to rate adjustments from the GRIP filings approved in May 2021 and 2022. The increase in rates was driven by increased safety and reliability spending.
•a $6.1 million decrease in system maintenance expense primarily due to timing of spending.
Partially offset by:
•a $4.5 million increase in depreciation and property tax expenses associated with increased capital investments.
Nine Months Ended June 30, 2022 compared with Nine Months Ended June 30, 2021
Financial and operational highlights for our pipeline and storage segment for the nine months ended June 30, 2022 and 2021 are presented below.

	Nine Months Ended June 30
	2022	2021	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$401,455	$371,871	$29,584
Third-party transportation revenue	98,696	93,894	4,802
Other revenue	9,926	11,103	(1,177)
Total operating revenues	510,077	476,868	33,209
Total purchased gas cost	(3,075)	(440)	(2,635)
Operating expenses	265,431	244,206	21,225
Operating income	247,721	233,102	14,619
Other non-operating income	18,005	13,658	4,347
Interest charges	38,923	35,799	3,124
Income before income taxes	226,803	210,961	15,842
Income tax expense	29,871	33,435	(3,564)
Net income	$196,932	$177,526	$19,406
Gross pipeline transportation volumes — MMcf	581,545	614,594	(33,049)
Consolidated pipeline transportation volumes — MMcf	411,884	428,331	(16,447)
Operating income for our pipeline and storage segment increased six percent. Increased refunds of excess deferred taxes to customers decreased period-over-period operating income by $13.3 million and reduced the interim effective income tax rate for this segment to 13.2% compared to 15.8% in the prior year period. Additional drivers for the change in operating income include:
•a $49.4 million increase due to rate adjustments from the GRIP filings approved in May 2021 and 2022. The increase in rates was driven by increased safety and reliability spending.
Partially offset by:
•a $7.3 million increase in system maintenance expense primarily due to spending on hydrostatic testing.
•a $2.4 million net decrease in APT's thru-system activities primarily associated with lower volumes driven by increased competing takeaway capacity in the Permian Basin and tighter regional spreads.
•an $11.1 million increase in depreciation expense and property taxes associated with increased capital investments.
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
We also have an at-the-market (ATM) equity sales program that allows us to issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires June 29, 2024. As of June 30, 2022, $663.0 million of equity was available for issuance under this ATM equity sales program. Additionally, as of June 30, 2022, we had $700.9 million in proceeds from executed forward sale agreements available through December 29, 2023. Additional details are summarized in Note 7 to the unaudited condensed consolidated financial statements.

The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2022. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of June 30, 2022, September 30, 2021 and June 30, 2021:

	June 30, 2022		September 30, 2021		June 30, 2021
	(In thousands, except percentages)
Short-term debt	$—	—%	$—	—%	$—	—%
Long-term debt (1)	7,960,594	46.2%	7,330,657	48.1%	7,328,947	48.5%
Shareholders’ equity (2)	9,268,171	53.8%	7,906,889	51.9%	7,773,758	51.5%
Total	$17,228,765	100.0%	$15,237,546	100.0%	$15,102,705	100.0%
(1)     Inclusive of our finance leases.
(2)     Excluding the $2.2 billion of incremental financing issued to pay for the purchased gas costs incurred during Winter Storm Uri, our equity capitalization ratio was 61.7% at June 30, 2022 and 60.6% at September 30, 2021.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the nine months ended June 30, 2022 and 2021 are presented below.

	Nine Months Ended June 30
	2022	2021	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$929,316	$(1,158,467)	$2,087,783
Investing activities	(1,714,569)	(1,352,317)	(362,252)
Financing activities	996,605	3,014,597	(2,017,992)
Change in cash and cash equivalents	211,352	503,813	(292,461)
Cash and cash equivalents at beginning of period	116,723	20,808	95,915
Cash and cash equivalents at end of period	$328,075	$524,621	$(196,546)
Cash flows from operating activities
For the nine months ended June 30, 2022, we generated cash flow from operating activities of $929.3 million compared with $1.2 billion of cash flows used from operating activities for the nine months ended June 30, 2021. Excluding the $2.1 billion incurred in the prior-year period for gas costs incurred during Winter Storm Uri, operating cash flow decreased $0.8 million primarily due to a $102.8 million refund of excess deferred tax liabilities, mostly offset by the timing of gas cost recoveries and the positive effects of successful rate case outcomes achieved in fiscal 2021.
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
For the nine months ended June 30, 2022, cash used for investing activities was $1,714.6 million compared to $1,352.3 million for the nine months ended June 30, 2021. Capital spending increased $368.1 million. Capital spending in our distribution segment increased $216.5 million, primarily as a result of increased system modernization and customer growth spending. Capital spending in our pipeline and storage segment increased $151.6 million primarily due to increased spending for pipeline system safety and reliability in Texas.

Cash flows from financing activities
For the nine months ended June 30, 2022, our financing activities provided $1.0 billion of cash compared with $3.0 billion of cash provided by financing activities in the prior-year period.
In the nine months ended June 30, 2022, we received $1.5 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $600 million of 2.85% senior notes due 2052 and received net proceeds from the offering, after the underwriting discount and offering expenses, of $589.8 million. We also completed a public offering of $200 million of 2.625% senior notes due 2029, and received net proceeds of $200.8 million that were used to repay our $200 million floating-rate term loan. Additionally, during the nine months ended June 30, 2022, we settled 6,932,722 shares that had been sold on a forward basis for net proceeds of $675.3 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes.
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
The following table summarizes our share issuances for the nine months ended June 30, 2022 and 2021:

	Nine Months Ended June 30
	2022	2021
Shares issued:
Direct Stock Purchase Plan	52,907	61,561
1998 Long-Term Incentive Plan	427,819	241,340
Retirement Savings Plan and Trust	55,554	63,992
Equity Issuance	6,932,722	4,537,669
Total shares issued	7,469,002	4,904,562
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of June 30, 2022, our outlook and current debt ratings, which are all considered investment grade are as follows:

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

Debt Covenants
We were in compliance with all of our debt covenants as of June 30, 2022. Our debt covenants are described in greater detail in Note 6 to the unaudited condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the nine months ended June 30, 2022.
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
The following table shows the components of the change in fair value of our financial instruments for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In thousands)
Fair value of contracts at beginning of period	$282,400	$327,096	$225,417	$78,663
Contracts realized/settled	(260)	13	31,224	980
Fair value of new contracts	1,834	4,030	3,550	4,356
Other changes in value	203,985	(97,622)	227,768	149,518
Fair value of contracts at end of period	487,959	233,517	487,959	233,517
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$487,959	$233,517	$487,959	$233,517
The fair value of our financial instruments at June 30, 2022 is presented below by time period and fair value source:

	Fair Value of Contracts at June 30, 2022
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$186,643	$246,826	$54,490	$—	$487,959
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$186,643	$246,826	$54,490	$—	$487,959

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and nine months ended June 30, 2022 and 2021.
Distribution Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
METERS IN SERVICE, end of period
Residential	3,138,790	3,095,895	3,138,790	3,095,895
Commercial	281,839	281,628	281,839	281,628
Industrial	1,643	1,664	1,643	1,664
Public authority and other	8,204	8,264	8,204	8,264
Total meters	3,430,476	3,387,451	3,430,476	3,387,451

INVENTORY STORAGE BALANCE — Bcf	49.4	46.4	49.4	46.4
SALES VOLUMES — MMcf (1)
Gas sales volumes
Residential	19,760	17,590	144,695	162,154
Commercial	17,012	16,233	83,307	86,559
Industrial	6,988	6,260	22,848	20,650
Public authority and other	1,194	1,269	5,867	6,328
Total gas sales volumes	44,954	41,352	256,717	275,691
Transportation volumes	36,503	36,679	125,993	125,704
Total throughput	81,457	78,031	382,710	401,395
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
CUSTOMERS, end of period
Industrial	96	95	96	95
Other	197	202	197	202
Total	293	297	293	297

INVENTORY STORAGE BALANCE — Bcf	0.7	0.4	0.7	0.4
PIPELINE TRANSPORTATION VOLUMES — MMcf (1)	175,117	187,408	581,545	614,594
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
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. During the nine months ended June 30, 2022, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of the fiscal year ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the nine months ended June 30, 2022, except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: August 3, 2022