Form 10-K
period 2022-09-30
ATMOS ENERGY CORP
filed 2022-11-14
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
    ☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the common voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2022, was $16,491,263,629.
As of November 7, 2022, the registrant had 140,900,576 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 8, 2023 are incorporated by reference into Part III of this report.

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
Overview and Strategy
Atmos Energy Corporation, headquartered in Dallas, Texas, and incorporated in Texas and Virginia, is the country’s largest natural-gas-only distributor based on number of customers. We safely deliver reliable, affordable, efficient and abundant natural gas through regulated sales and transportation arrangements to approximately 3.3 million residential, commercial, public authority and industrial customers in eight states located primarily in the South. We also operate one of the largest intrastate pipelines in Texas based on miles of pipe.
Atmos Energy's vision is to be the safest provider of natural gas services. We will be recognized for exceptional customer service, for being a great employer and for achieving superior financial results.
Since 2011, our operating strategy has focused on modernizing our business and infrastructure while reducing regulatory lag. This operating strategy supports continued investment in safety, innovation, environmental sustainability and our communities.
Operating Segments
As of September 30, 2022, we manage and review our consolidated operations through the following reportable segments:
•The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states.
•The pipeline and storage segment is comprised primarily of the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana.
Distribution Segment Overview
The following table summarizes key information about our six regulated natural gas distribution divisions, presented in order of total rate base.

Division	Service Areas	Communities Served	Customer Meters
Mid-Tex	Texas, including the Dallas/Fort Worth Metroplex	550	1,822,036
Kentucky/Mid-States	Kentucky	230	184,547
	Tennessee		162,392
	Virginia		24,898
Louisiana	Louisiana	270	376,515
West Texas	Amarillo, Lubbock, Midland	80	329,378
Mississippi	Mississippi	110	273,934
Colorado-Kansas	Colorado	170	127,565
	Kansas		140,959
We operate in our service areas under terms of non-exclusive franchise agreements granted by the various cities and towns that we serve. At September 30, 2022, we held 1,028 franchises having terms generally ranging from five to 35 years. A significant number of our franchises expire each year, which require renewal prior to the end of their terms. Historically, we have successfully renewed these franchises and believe that we will continue to be able to renew our franchises as they expire.
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
Except for local production purchases, we select our natural gas suppliers through a competitive bidding process by periodically requesting proposals from suppliers. We select these suppliers based on their ability to reliably deliver gas supply to our designated firm pipeline receipt points at the lowest reasonable cost. Major suppliers during fiscal 2022 were ConocoPhillips Company, EnLink Gas Marketing LP, Enterprise Navitas Midstream Midland Basin LLC, EOG Resources, Inc., Hartree Partners, L.P., Sequent Energy Management LLC, Symmetry Energy Solutions, LLC, Targa Gas Marketing LLC, Texla Energy Management, Inc. and Twin Eagle Resource Management, LLC.
The combination of base load and peaking agreements, coupled with the withdrawal of gas held in storage, allows us the flexibility to adjust to changes in weather, which minimizes our need to enter into long-term firm commitments. We estimate our peak-day availability of natural gas supply to be approximately 4.4 Bcf. The peak-day demand for our distribution operations in fiscal 2022 was on February 3, 2022, when sales to customers reached approximately 3.6 Bcf.
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
Our natural gas transmission operations in Louisiana are comprised of a 21-mile pipeline located in the New Orleans, Louisiana area that is primarily used to aggregate gas supply for our distribution division in Louisiana under a long-term contract and, on a more limited basis, to third parties. The demand fee charged to our Louisiana distribution division for these services is subject to regulatory approval by the Louisiana Public Service Commission. We also manage two asset management plans that serve distribution affiliates of the Company, which have been approved by applicable state regulatory commissions. Generally, these asset management plans require us to share with our distribution customers a significant portion of the cost savings earned from these arrangements.
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
•The ability to recover the gas cost portion of bad debts in five states which represents approximately 81 percent of our distribution residential and commercial revenues.

The following table provides a jurisdictional rate summary for our regulated operations as of September 30, 2022. This information is for regulatory purposes only and may not be representative of our actual financial position.

Division	Jurisdiction	Effective Date of Last Rate/GRIP Action	Rate Base (thousands)(1)	Authorized Rate of Return(1)	Authorized Debt/ Equity Ratio(1)	Authorized Return on Equity(1)
Atmos Pipeline — Texas	Texas	05/18/2022	$3,432,180	8.87%	47/53	11.50%
Colorado-Kansas	Colorado	05/03/2018	134,726	7.55%	44/56	9.45%
	Colorado SSIR	01/01/2022	98,695	7.55%	44/56	9.45%
	Kansas	04/01/2020	242,314	7.03%	44/56	9.10%
	Kansas GSRS	02/01/2022	35,612	7.03%	44/56	9.10%
	Kansas SIP	04/01/2022	5,881	7.03%	44/56	9.10%
Kentucky/Mid-States	Kentucky	05/20/2022	568,506	6.82%	45/55	9.23%
	Kentucky-PRP	10/01/2020	39,368	7.49%	42/58	9.65%
	Tennessee	07/01/2022	447,448	7.53%	39/61	9.80%
	Virginia	04/01/2019	47,827	7.43%	42/58	9.20%
	Virginia-SAVE	10/01/2021	7,466	7.43%	42/58	9.20%
Louisiana	Louisiana	07/01/2022	942,422	7.30%	(4)	(4)
Mid-Tex	Mid-Tex Cities(6)	12/01/2021	4,394,489(5)	7.36%	42/58	9.80%
	Mid-Tex ATM Cities	06/10/2022	5,121,370(5)	7.97%	40/60	9.80%
	Mid-Tex Environs	06/10/2022	5,121,376(5)	7.97%	40/60	9.80%
	Mid-Tex — Dallas	05/25/2022	5,051,984(5)	7.41%	41/59	9.80%
Mississippi	Mississippi(7)	11/01/2021	473,932	7.81%	(4)	(4)
	Mississippi - SIR(7)	11/01/2021	323,695	7.81%	(4)	(4)
West Texas	West Texas Cities(8) (10)	12/01/2021	758,951(9)	7.36%	42/58	9.80%
	West Texas - ALDC	06/11/2022	857,631(9)	7.35%	41/59	(4)
	West Texas - Environs	06/11/2022	855,152(9)	7.97%	40/60	9.80%

Division	Jurisdiction	Bad Debt Rider(2)	Formula Rate	Infrastructure Mechanism	Performance Based Rate Program(3)	WNA Period
Atmos Pipeline — Texas	Texas	No	Yes	Yes	N/A	N/A
Colorado-Kansas	Colorado	No	No	Yes	No	N/A
	Kansas	Yes	No	Yes	Yes	October-May
Kentucky/Mid-States	Kentucky	Yes	No	Yes	Yes	November-April
	Tennessee	Yes	Yes	Yes	Yes	October-April
	Virginia	Yes	No	Yes	No	January-December
Louisiana	Louisiana	No	Yes	Yes	No	December-March
Mid-Tex Cities	Texas	Yes	Yes	Yes	No	November-April
Mid-Tex — Dallas	Texas	Yes	Yes	Yes	No	November-April
Mississippi	Mississippi	No	Yes	Yes	No	November-April
West Texas	Texas	Yes	Yes	Yes	No	October-May

(1)The rate base, authorized rate of return, authorized debt/equity ratio and authorized return on equity presented in this table are those from the most recent regulatory filing for each jurisdiction. These rate bases, rates of return, debt/equity ratios and returns on equity are not necessarily indicative of current or future rate bases, rates of return or returns on equity.
(2)The bad debt rider allows us to recover from customers the gas cost portion of customer accounts that have been written off.
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
(6)The Mid-Tex Cities approved the Formula Rate Mechanism filing with rates effective October 1, 2022, which included a rate base of $5,235.0 million, an authorized return of 7.28%, a debt/equity ratio of 42/58 and an authorized ROE of 9.80%.
(7)The Mississippi Public Service Commission approved a settlement at its meeting on October 4, 2022, which included a rate base of $915.6 million and an authorized return of 7.53%. New rates were implemented November 1, 2022.
(8)The West Texas Cities includes all West Texas Division cities except Amarillo, Lubbock, Dalhart and Channing (ALDC).
(9)The West Texas rate base represents a "system-wide," or 100 percent, of the West Texas Division's rate base.
(10)The West Texas Cities approved the Formula Rate Mechanism filing with rates effective October 1, 2022, which included a rate base of $855.3 million, an authorized return of 7.28%, a debt/equity ratio of 42/58 and an authorized ROE of 9.80%.
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
Recent Ratemaking Activity
The amounts described in the following sections represent the annual operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of the commission's or other governmental authority's final ruling. Our ratemaking outcomes include the refund (return) of excess deferred income taxes (EDIT) resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit. The following tables summarize the annualized ratemaking outcomes we implemented in each of the last three fiscal years.

Rate Action	Annual Increase (Decrease) in Operating Income	EDIT Impact	Annual Increase (Decrease) in Operating Income Excluding EDIT
	(In thousands)
2022 Filings:
Annual formula rate mechanisms	$169,354	$33,249	$202,603
Rate case filings	5,938	7,379	13,317
Other ratemaking activity	(370)	—	(370)
Total 2022 Filings	$174,922	$40,628	$215,550

2021 Filings:
Annual formula rate mechanisms	$181,459	$39,306	$220,765
Rate case filings	5,119	1,168	6,287
Other ratemaking activity	(877)	—	(877)
Total 2021 Filings	$185,701	$40,474	$226,175

2020 Filings:
Annual formula rate mechanisms	$160,857	$—	$160,857
Rate case filings	(1,057)	—	(1,057)
Other ratemaking activity	353	—	353
Total 2020 Filings	$160,153	$—	$160,153

The following ratemaking efforts seeking $144.5 million in annual operating income were initiated during fiscal 2022 but had not been completed or implemented as of September 30, 2022:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Rate Case	Colorado	$7,554
Colorado-Kansas	Rate Case	Kansas	7,989
Kentucky/Mid-States	Infrastructure Mechanism	Virginia (1)	477
Kentucky/Mid-States	Infrastructure Mechanism	Kentucky (2)	1,904
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities (3)	92,615
Mississippi	Infrastructure Mechanism	Mississippi (4)	10,006
Mississippi	Formula Rate Mechanism	Mississippi (4)	15,700
West Texas	Formula Rate Mechanism	West Texas Cities (5)	8,208
			$144,453

(1)     On August 12, 2022, the State Corporation Commission of Virginia approved a rate increase of $0.5 million effective October 1, 2022.
(2)    On August 12, 2022, the Kentucky Public Service Commission approved a rate increase of $1.9 million effective October 2, 2022, subject to refund.
(3)    The Mid-Tex Cities approved a rate increase of $81.4 million, which includes $(0.4) million related to the return of excess deferred income taxes that will be offset by lower income tax expense. New rates were implemented on October 1, 2022.
(4) The Mississippi Public Service Commission (MPSC) approved an increase in operating income of $8.6 million for the SIR filing. The MPSC also approved an increase in operating income of $12.2 million for the SRF filing, which includes $0.8 million related to the refund of excess deferred income taxes that will be offset by lower income tax expense. New rates for both filings were implemented November 1, 2022.
(5)    The West Texas Cities approved a rate increase of $7.3 million. New rates were implemented on October 1, 2022.

Our recent ratemaking activity is discussed in greater detail below.
Annual Formula Rate Mechanisms
As an instrument to reduce regulatory lag, formula rate mechanisms allow us to refresh our rates on an annual basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. We currently have specific infrastructure programs in all of our distribution divisions with tariffs in place to permit the investment associated with these programs to have their surcharge rate adjusted annually to recover approved capital costs incurred in a prior test-year period. The following table summarizes our annual formula rate mechanisms by state.

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

The following table summarizes our annual formula rate mechanisms with effective dates during the fiscal years ended September 30, 2022, 2021 and 2020:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	EDIT Impact	Increase (Decrease) in Annual Operating Income Excluding EDIT	Effective Date
				(In thousands)
2022 Filings:
Kentucky/Mid-States	Tennessee ARM	09/2021	$2,466	$—	$2,466	07/01/2022
Louisiana	Louisiana (1)	12/2021	17,650	(10,389)	7,261	07/01/2022
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/2021	6,122	—	6,122	06/11/2022
West Texas	Triangle	12/2021	1,549	—	1,549	06/11/2022
West Texas	Environs	12/2021	1,221	—	1,221	06/11/2022
Mid-Tex	ATM Cities	12/2021	12,815	—	12,815	06/10/2022
Mid-Tex	Environs	12/2021	5,646	—	5,646	06/10/2022
Mid-Tex	DARR (2)	09/2021	13,201	—	13,201	05/25/2022
Atmos Pipeline - Texas	Texas	12/2021	78,750	—	78,750	05/18/2022
Colorado-Kansas	Kansas SIP	12/2021	623	—	623	04/01/2022
Colorado-Kansas	Kansas GSRS	09/2021	1,820	—	1,820	02/01/2022
Colorado-Kansas	Colorado SSIR	12/2022	2,610	—	2,610	01/01/2022
Mid-Tex	Mid-Tex Cities RRM	12/2020	21,673	33,851	55,524	12/01/2021
West Texas	West Texas Cities RRM	12/2020	151	3,347	3,498	12/01/2021
Mississippi	Mississippi - SIR	10/2022	8,354	2,123	10,477	11/01/2021
Mississippi	Mississippi - SRF	10/2022	(5,624)	4,317	(1,307)	11/01/2021
Kentucky/Mid-States	Virginia - SAVE	09/2022	327	—	327	10/01/2021
Total 2022 Filings			$169,354	$33,249	$202,603

2021 Filings:
Mid-Tex	Environs	12/2020	$4,632	$—	$4,632	09/01/2021
Louisiana	Louisiana	12/2020	(2,407)	24,192	21,785	07/01/2021
Mid-Tex	ATM Cities (3)	12/2020	11,085	—	11,085	06/11/2021
West Texas	Triangle (3)	12/2020	416	—	416	06/11/2021
West Texas	Environs (3)	12/2020	1,267	—	1,267	06/11/2021
Mid-Tex	DARR (3)	09/2020	1,708	15,114	16,822	06/09/2021
Kentucky/Mid-States	Tennessee ARM	09/2020	10,260	—	10,260	06/01/2021
Atmos Pipeline - Texas	Texas	12/2020	43,868	—	43,868	05/11/2021
Colorado-Kansas	Kansas GSRS	09/2020	1,695	—	1,695	02/01/2021
Colorado-Kansas	Colorado SSIR	12/2021	2,366	—	2,366	01/01/2021
Mid-Tex	Mid-Tex Cities RRM	12/2019	82,645	—	82,645	12/01/2020
West Texas	West Texas Cities RRM	12/2019	5,645	—	5,645	12/01/2020
Mississippi	Mississippi - SIR	10/2021	10,556	—	10,556	11/01/2020
Mississippi	Mississippi - SRF	10/2021	5,856	—	5,856	11/01/2020
Kentucky/Mid-States	Virginia - SAVE	09/2021	305	—	305	10/01/2020
Kentucky/Mid-States	Kentucky PRP	09/2021	1,562	—	1,562	10/01/2020
Total 2021 Filings			$181,459	$39,306	$220,765

2020 Filings:
Mid-Tex	DARR	09/2019	$14,746	$—	$14,746	09/01/2020
Louisiana	Louisiana	12/2019	14,781	—	14,781	07/01/2020
West Texas	Environs (4)	12/2019	1,031	—	1,031	06/16/2020
Kentucky/Mid-States	Tennessee ARM	05/2019	714	—	714	06/15/2020
Mid-Tex	ATM Cities (4)	12/2019	11,148	—	11,148	06/12/2020
Mid-Tex	Environs (4)	12/2019	4,440	—	4,440	05/20/2020
Atmos Pipeline - Texas	Texas	12/2019	49,251	—	49,251	05/20/2020
West Texas	Amarillo, Lubbock, Dalhart and Channing (4)	12/2019	5,937	—	5,937	04/28/2020
Colorado-Kansas	Colorado SSIR	12/2020	2,082	—	2,082	01/01/2020
Mississippi	Mississippi - SIR	10/2020	7,586	—	7,586	11/01/2019
Mississippi	Mississippi - SRF	10/2020	6,886	—	6,886	11/01/2019
Kentucky/Mid-States	Virginia - SAVE	09/2020	84	—	84	10/01/2019
Kentucky/Mid-States	Kentucky PRP	09/2020	2,912	—	2,912	10/01/2019
Mid-Tex	Mid-Tex RRM Cities	12/2018	34,380	—	34,380	10/01/2019
West Texas	West Texas Cities RRM	12/2018	4,879	—	4,879	10/01/2019
Total 2020 Filings			$160,857	$—	$160,857

(1)    Rates were implemented on July 1, 2022, subject to refund.
(2)    The rate increase for this filing was approved based on the effective date herein; however, the new rates were implemented beginning September 1, 2022.
(3)    The rate increases for these filings were approved based on the effective dates herein; however, the new rates were implemented beginning September 1, 2021.
(4)    The rate increases for our Texas GRIP filings were approved based on the effective date herein; however, the new rates were implemented beginning September 1, 2020.
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
The following table summarizes our recent rate case activity during the fiscal years ended September 30, 2022, 2021 and 2020:

Division	State	Increase (Decrease) in Annual Operating Income	EDIT Impact	Increase (Decrease) in Annual Operating Income Excluding EDIT	Effective Date
			(In thousands)
2022 Rate Case Filings:
Kentucky/Mid-States	Kentucky (1)	$5,938	$7,379	$13,317	05/20/2022
Total 2022 Rate Case Filings		$5,938	$7,379	$13,317
2021 Rate Case Filings:
West Texas (ALDC)	Texas	$5,119	$1,168	$6,287	06/01/2021
Total 2021 Rate Case Filings		$5,119	$1,168	$6,287
2020 Rate Case Filings:
West Texas (Triangle)	Texas	$(808)	$—	$(808)	04/21/2020
Colorado-Kansas	Kansas	(249)	—	(249)	04/01/2020
Total 2020 Rate Case Filings		$(1,057)	$—	$(1,057)
(1)    The rate case outcome for Kentucky is inclusive of the fiscal 2022 pipeline replacement program.

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the fiscal years ended September 30, 2022, 2021 and 2020:

Division	Jurisdiction	Rate Activity	Increase (Decrease) in Annual Operating Income	Effective Date
			(In thousands)
2022 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$(370)	02/01/2022
Total 2022 Other Rate Activity			$(370)
2021 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$(877)	02/01/2021
Total 2021 Other Rate Activity			$(877)
2020 Other Rate Activity:
Colorado-Kansas	Kansas	Ad-Valorem (1)	$353	02/01/2020
Total 2020 Other Rate Activity			$353

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
Employees
The Corporate Responsibility, Sustainability, and Safety Committee of the Board of Directors oversees matters relating to equal employment opportunities, diversity, and inclusion; human workplace rights; employee health and safety; and the Company’s vision, values, and culture. It oversees the Company's policies, practices and procedures relating to sustainability to support the alignment of the Company's sustainability strategy with the Company's corporate strategy.
Part of our vision is to create a culture that respects and appreciates diversity. For this reason, we strive to have a workforce that reflects the communities we serve. At September 30, 2022, we had 4,791 employees, substantially unchanged from last year. We monitor our workforce data on a calendar year basis. As of December 31, 2021, 61 percent of our employees worked in field roles and 39 percent worked in support/shared services roles. No employees are subject to a collective bargaining agreement.

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

RECENT HIRES
BY GENDER
within 5 years
70% Men
30% Women

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
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports, and amendments to those reports, and other forms that we file with or furnish to the Securities and Exchange Commission (SEC) at their website, www.sec.gov, are also available free of charge at our website, www.atmosenergy.com/company/publications-and-sec-filings, as soon as reasonably practicable, after we electronically file these reports with, or furnish these reports to, the SEC. We will also provide copies of these reports free of charge upon request to Shareholder Relations at the address and telephone number appearing below:
Shareholder Relations
Atmos Energy Corporation
P.O. Box 650205
Dallas, Texas 75265-0205
972-855-3729
Corporate Governance
In accordance with and pursuant to relevant related rules and regulations of the SEC as well as corporate governance-related listing standards of the New York Stock Exchange (NYSE), the Board of Directors of the Company has established and periodically updated our Corporate Governance Guidelines and Code of Conduct, which is applicable to all directors, officers and employees of the Company. In addition, in accordance with and pursuant to such NYSE listing standards, our Chief Executive Officer during fiscal 2022, John K. Akers, certified to the New York Stock Exchange that he was not aware of any violations by the Company of NYSE corporate governance listing standards. The Board of Directors also annually reviews and updates, if necessary, the charters for each of its Audit, Human Resources, Nominating and Corporate Governance and Corporate Responsibility, Sustainability and Safety Committees. All of the foregoing documents are posted on our website at www.atmosenergy.com/company/corporate-responsiblity-reports. We will also provide copies of all corporate governance documents free of charge upon request to Shareholder Relations at the address listed above.

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
Regulatory authorities in the states we serve have approved various infrastructure and annual rate adjustment mechanisms to effectively reduce the regulatory lag inherent in the ratemaking process. Regulatory lag could significantly increase if the regulatory authorities modify or terminate these rate mechanisms. The regulatory process also involves the risk that regulatory authorities may (i) review our purchases of natural gas and adjust the amount of our gas costs that we pass through to our customers or (ii) limit or disallow the costs we may have incurred from our cost of service that can be recovered from customers.
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
Failure to attract and retain a qualified workforce could adversely affect our results of operations.
The competition for talent has become increasingly intense and we may experience increased employee turnover due to a tightening labor market. If we are unable to recruit and retain an appropriately qualified workforce, the Company could encounter operating challenges primarily due to a loss of institutional knowledge and expertise, errors due to inexperience, or the lengthy time period typically required to adequately train replacement personnel. In addition, higher costs could result from loss of productivity, increased safety compliance issues, or cost of contract labor.
Additionally, our ability to operate is contingent on maintaining a healthy workforce and a safe working environment. As a provider of essential services, we have an obligation to provide natural gas services to customers. Incidents of COVID-19 or any other future pandemic in our workforce could challenge the availability of our workforce which could threaten the continuity of our business operations.
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
Technology and Cybersecurity Risks
Increased dependence on technology may hinder the Company’s business operations and adversely affect its financial condition and results of operations if such technologies fail.
Over the last several years, the Company has implemented or acquired a variety of technological tools including both Company-owned information technology and technological services provided by outside parties. These tools and systems support critical functions including scheduling and dispatching of service technicians, automated meter reading systems, customer care and billing, operational plant logistics, management reporting and external financial reporting. The failure of these or other similarly important technologies, or the Company’s inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder its business operations and adversely impact its financial condition and results of operations.
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
Compliance with and changes in cybersecurity requirements have a cost and operational impact on our business, and failure to comply with such laws and regulations could adversely impact our reputation, results of operations, financial condition and/or cash flows.
As cyber-attacks are becoming more sophisticated, U.S. government warnings have indicated that critical infrastructure assets, including pipeline infrastructure, may be specifically targeted by certain groups. In 2021, the Transportation Security Administration (TSA) announced two new security directives in response to a ransomware attack on the Colonial Pipeline that occurred earlier in the year. These directives require critical pipeline owners to comply with mandatory reporting measures, designate a cybersecurity coordinator, provide vulnerability assessments, and ensure compliance with certain cybersecurity requirements. Such directives or other requirements may require expenditure of significant additional resources to respond to cyber-attacks, to continue to modify or enhance protective measures, or to assess, investigate and remediate any critical infrastructure security vulnerabilities. Any failure to comply with such government regulations or failure in our cybersecurity protective measures may result in enforcement actions that may have a material adverse effect on our business, results of operations and financial condition. In addition, there is no certainty that costs incurred related to securing against threats will be recovered through rates.
Climate Risks
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
As climate change occurs, our businesses could be adversely impacted. To the extent climate change results in temperatures that differ materially from temperatures we are currently experiencing, financial results could be adversely affected through lower gas volumes and revenues. Climate change could also cause shifts in population, including customers moving away from our service territories.
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
We are subject to market risks beyond our control, including (i) commodity price volatility caused by market supply and demand dynamics, counterparty performance or counterparty creditworthiness and (ii) interest rate risk. We are generally insulated from commodity price risk through our purchased gas cost mechanisms. With respect to interest rate risk, increases in interest rates could adversely affect our future financial results to the extent that we do not recover our actual interest expense in our rates.
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
Any adverse changes in economic conditions in the states in which we operate could adversely affect the financial resources of many domestic households. As a result, our customers could seek to use less gas and it may be more difficult for them to pay their gas bills. This would likely lead to slower collections and higher than normal levels of accounts receivable. This, in turn, could increase our financing requirements. Additionally, should economic conditions deteriorate, our industrial customers could seek alternative energy sources, which could result in lower transportation volumes.
Increased gas costs could adversely impact our customer base and customer collections and increase our level of indebtedness.
Rapid increases in the costs of purchased gas would cause us to experience a significant increase in short-term or long-term debt. We must pay suppliers for gas when it is purchased, which can be significantly in advance of when these costs may be recovered through the collection of monthly customer bills for gas delivered. Increases in purchased gas costs also slow our natural gas distribution collections as customers are more likely to delay the payment of their gas bills, leading to higher than normal accounts receivable. This could result in higher short-term debt levels, greater collection efforts and increased bad debt expense.

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
Distribution, transmission and related assets
At September 30, 2022, in our distribution segment, we owned an aggregate of 73,243 miles of underground distribution and transmission mains throughout our distribution systems. These mains are located on easements or rights-of-way. We maintain our mains through a program of continuous inspection and repair and believe that our system of mains is in good condition. Through our pipeline and storage segment we also owned 5,652 miles of gas transmission lines.
Storage Assets
We own underground gas storage facilities in several states to supplement the supply of natural gas in periods of peak demand. The following table summarizes certain information regarding our underground gas storage facilities at September 30, 2022:

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

Additionally, we contract for storage service in underground storage facilities on many of the interstate and intrastate pipelines serving us to supplement our proprietary storage capacity. The following table summarizes our contracted storage capacity at September 30, 2022:

Segment	Division/Company	Maximum Storage Quantity (MMBtu)	Maximum Daily Withdrawal Quantity (MDWQ)(1)
Distribution Segment
	Colorado-Kansas Division	6,343,728	147,965
	Kentucky/Mid-States Division	8,175,103	226,320
	Louisiana Division	2,594,875	177,765
	Mid-Tex Division	6,000,000	230,000
	Mississippi Division	5,299,536	202,764
	West Texas Division	5,000,000	161,000
Total		33,413,242	1,145,814
Pipeline and Storage Segment
	Trans Louisiana Gas Pipeline, Inc.	1,000,000	47,500

Total Contracted Storage Capacity		34,413,242	1,193,314

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
Our stock trades on the New York Stock Exchange under the trading symbol “ATO.” The dividends paid per share of our common stock for fiscal 2022 and 2021 are listed below.

	Fiscal 2022	Fiscal 2021
Quarter ended:
December 31	$0.680	$0.625
March 31	0.680	0.625
June 30	0.680	0.625
September 30	0.680	0.625
	$2.72	$2.50
Dividends are payable at the discretion of our Board of Directors out of legally available funds. The Board of Directors typically declares dividends in the same fiscal quarter in which they are paid. As of October 31, 2022, there were 10,052 holders of record of our common stock. Future payments of dividends, and the amounts of these dividends, will depend on our financial condition, results of operations, capital requirements and other factors. We sold no securities during fiscal 2022 that were not registered under the Securities Act of 1933, as amended.

Performance Graph
The performance graph and table below compares the yearly percentage change in our total return to shareholders for the last five fiscal years with the total return of the S&P 500 Stock Index (S&P 500) and the total return of the S&P 500 Utilities Industry Index. The graph and table below assume that $100.00 was invested on September 30, 2017 in our common stock, the S&P 500 and the S&P 500 Utilities Industry Index ax, as well as a reinvestment of dividends paid on such investments throughout the period.

Comparison of Five-Year Cumulative Total Return
among Atmos Energy Corporation, S&P 500 Index and
S&P 500 Utilities Industry Index

	Cumulative Total Return
	9/30/2017	9/30/2018	9/30/2019	9/30/2020	9/30/2021	9/30/2022
Atmos Energy Corporation	100.00	114.53	141.78	121.61	115.14	136.38
S&P 500 Stock Index	100.00	117.91	122.93	141.55	184.02	155.55
S&P 500 Utilities Stock Index	100.00	102.93	130.82	124.32	138.01	145.71

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
1998 Long-Term Incentive Plan	696,744	(1)	$—	874,481
Total equity compensation plans approved by security holders	696,744		—	874,481
Equity compensation plans not approved by security holders	—		—	—
Total	696,744		$—	874,481

(1)Comprised of a total of 301,403 time-lapse restricted stock units, 195,184 director share units and 200,157 performance-based restricted stock units at the target level of performance granted under our 1998 Long-Term Incentive Plan.

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
Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995
The statements contained in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: federal, state and local regulatory and political trends and decisions, including the impact of rate proceedings before various state regulatory commissions; increased federal regulatory oversight and potential penalties; possible increased federal, state and local regulation of the safety of our operations; possible significant costs and liabilities resulting from pipeline integrity and other similar programs and related repairs; the inherent hazards and risks involved in distributing, transporting and storing natural gas; the availability and accessibility of contracted gas supplies, interstate pipeline and/or storage services; increased competition from energy suppliers and alternative forms of energy; failure to attract and retain a qualified workforce; natural disasters, terrorist activities or other events and other risks and uncertainties discussed herein, all of which are difficult to predict and many of which are beyond our control; increased dependence on technology that may hinder the Company's business if such technologies fail; the threat of cyber-attacks or acts of cyber-terrorism that could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information; the impact of new cybersecurity compliance requirements; adverse weather conditions; the impact of greenhouse gas emissions or other legislation or regulations intended to address climate change; the impact of climate change; the capital-intensive nature of our business; our ability to continue to access the credit and capital markets to execute our business strategy; market risks beyond our control affecting our risk management activities, including commodity price volatility, counterparty performance or creditworthiness and interest rate risk; the concentration of our operations in Texas; the impact of adverse economic conditions on our customers; changes in the availability and price of natural gas; and increased costs of providing health care benefits, along with pension and postretirement health care benefits and increased funding requirements. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.
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

	For the Fiscal Year Ended September 30
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In thousands, except per share data)
Net income	$774,398	$665,563	$601,443	$108,835	$64,120
Non-cash income tax benefits	—	—	(20,962)	—	20,962
Adjusted net income	$774,398	$665,563	$580,481	$108,835	$85,082

Diluted net income per share	$5.60	$5.12	$4.89	$0.48	$0.23
Diluted EPS from non-cash income tax benefits	—	—	(0.17)	—	0.17
Adjusted diluted net income per share	$5.60	$5.12	$4.72	$0.48	$0.40

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
The following table details our consolidated net income by segment during the last three fiscal years:

	For the Fiscal Year Ended September 30
	2022	2021	2020
	(In thousands)
Distribution segment	$521,977	$445,862	$395,664
Pipeline and storage segment	252,421	219,701	205,779
Net income	$774,398	$665,563	$601,443
During fiscal 2022, we recorded net income of $774.4 million, or $5.60 per diluted share, compared to net income of $665.6 million, or $5.12 per diluted share in the prior year. The year-over-year increase in net income of $108.8 million largely reflects positive rate outcomes driven by safety and reliability spending and distribution customer growth, partially offset by an increase in employee related costs, increased spending on system maintenance activities and an increase in depreciation expense and property taxes associated with increased capital investments.
During the year ended September 30, 2022, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $174.9 million. Excluding the impact of the refund of excess deferred income taxes resulting from previously enacted tax reform legislation, our total fiscal 2022 rate outcomes were $215.6 million. Additionally, we had ratemaking efforts in progress at September 30, 2022, seeking a total increase in annual operating income of $144.5 million.
During fiscal year 2022, we refunded $167.8 million in excess deferred tax liabilities to customers. The refunds reduced operating income and reduced our annual effective income tax rate to 9.1% in fiscal 2022 compared with 18.8% in fiscal 2021.
Capital expenditures for fiscal 2022 were $2.4 billion. Over 85 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce regulatory lag to six months or less.

During fiscal 2022, we completed approximately $1.6 billion of long-term debt and equity financing. As of September 30, 2022, our equity capitalization was 53.6 percent. Excluding the $2.2 billion of incremental financing issued in conjunction with Winter Storm Uri, our equity capitalization was 61.3 percent. As of September 30, 2022, we had approximately $3.1 billion in total liquidity, consisting of $51.6 million in cash and cash equivalents, $776.6 million in funds available through equity forward sales agreements and $2,309.4 million in undrawn capacity under our credit facilities.
As a result of the continued stability of our earnings, cash flows and capital structure, our Board of Directors increased the quarterly dividend by 8.8% percent for fiscal 2023.
Distribution Segment
The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states. The primary factors that impact the results of our distribution operations are our ability to earn our authorized rates of return, competitive factors in the energy industry and economic conditions in our service areas.
Our ability to earn our authorized rates is based primarily on our ability to improve the rate design in our various ratemaking jurisdictions to minimize regulatory lag and, ultimately, separate the recovery of our approved rates from customer usage patterns. Improving rate design is a long-term process and is further complicated by the fact that we operate in multiple rate jurisdictions. The “Ratemaking Activity” section of this Form 10-K describes our current rate strategy, progress towards implementing that strategy and recent ratemaking initiatives in more detail. During fiscal 2022, we completed regulatory proceedings in our distribution segment resulting in a $96.2 million increase in annual operating income. Excluding the impact of the refund of excess deferred income taxes resulting from previously enacted tax reform legislation, our total fiscal 2022 annualized rate outcomes in our distribution segment were $136.8 million.
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
The cost of gas typically does not have a direct impact on our operating income because these costs are recovered through our purchased gas cost adjustment mechanisms. However, higher gas costs may adversely impact our accounts receivable collections, resulting in higher bad debt expense. This risk is currently mitigated by rate design that allows us to collect from our customers the gas cost portion of our bad debt expense on approximately 81 percent of our residential and commercial revenues. Additionally, higher gas costs may require us to increase borrowings under our credit facilities, resulting in higher interest expense. Finally, higher gas costs, as well as competitive factors in the industry and general economic conditions may cause customers to conserve or, in the case of industrial consumers, to use alternative energy sources.

Review of Financial and Operating Results
Financial and operational highlights for our distribution segment for the fiscal years ended September 30, 2022, 2021 and 2020 are presented below.

	For the Fiscal Year Ended September 30
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In thousands, unless otherwise noted)
Operating revenues	$4,035,194	$3,241,973	$2,626,993	$793,221	$614,980
Purchased gas cost	2,210,302	1,501,695	1,071,227	708,607	430,468
Operating expenses	1,220,347	1,121,764	1,027,523	98,583	94,241
Operating income	604,545	618,514	528,243	(13,969)	90,271
Other non-operating income (expense)	6,946	(20,694)	(1,265)	27,640	(19,429)
Interest charges	49,921	36,629	39,634	13,292	(3,005)
Income before income taxes	561,570	561,191	487,344	379	73,847
Income tax expense	39,593	115,329	105,147	(75,736)	10,182
Non-cash income tax benefit (1)	—	—	(13,467)	—	13,467
Net income	$521,977	$445,862	$395,664	$76,115	$50,198
Consolidated distribution sales volumes — MMcf	292,266	308,833	291,650	(16,567)	17,183
Consolidated distribution transportation volumes — MMcf	152,709	152,513	147,387	196	5,126
Total consolidated distribution throughput — MMcf	444,975	461,346	439,037	(16,371)	22,309
Consolidated distribution average cost of gas per Mcf sold	$7.56	$4.86	$3.67	$2.70	$1.19
(1)See Note 14 to the consolidated financial statements for further information.

Fiscal year ended September 30, 2022 compared with fiscal year ended September 30, 2021
Operating income for our distribution segment decreased two percent. Increased refunds of excess deferred taxes to customers decreased year-over-year operating income $98.5 million and reduced the effective income tax rate for this segment to 7.1% compared to 20.6% in the prior year. Additional key drivers for the change in operating income include:
•a $149.9 million increase in rate adjustments, primarily in our Mid-Tex, West Texas and Louisiana Divisions.
•a $15.2 million increase due to an increase in the number of customers served, primarily in our Mid-Tex Division.
•a $24.9 million decrease in bad debt expense, primarily due to the resumption of collection activities in late fiscal 2021 following the expiration of pandemic-related collection moratoriums.
Partially offset by:
•a $50.4 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $17.3 million decrease in consumption, net of WNA, primarily due to the decline in residential consumption during the second fiscal quarter.
•an $8.8 million increase in system maintenance and related activities.
•a $25.5 million increase in employee related costs driven by increased headcount, increased number of service orders performed and higher benefits costs.
•an $8.9 million increase in insurance premiums.
The year-over-year change in other non-operating income (expense) of $27.6 million primarily reflects lower non-service costs related to our postretirement medical plan, partially offset by an increase in unrealized losses on equity investments. Interest charges increased $13.3 million due to the issuance of long-term debt during fiscal 2022 and interest expense recognized in fiscal 2022 related to debt incurred as a result of Winter Storm Uri. As described in Note 9 to the consolidated financial statements, interest related to the incremental financing incurred as a result of Winter Storm Uri was deferred through December 31, 2021 pursuant to a regulatory order issued by the State of Texas.

The fiscal year ended September 30, 2021 compared with fiscal year ended September 30, 2020 for our distribution segment is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
The following table shows our operating income by distribution division, in order of total rate base, for the fiscal years ended September 30, 2022, 2021 and 2020. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	For the Fiscal Year Ended September 30
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In thousands)
Mid-Tex	$315,644	$310,293	$236,066	$5,351	$74,227
Kentucky/Mid-States	84,098	73,259	76,745	10,839	(3,486)
Louisiana	73,486	72,388	71,892	1,098	496
West Texas	53,604	51,104	52,493	2,500	(1,389)
Mississippi	65,947	65,337	55,938	610	9,399
Colorado-Kansas	26,000	32,778	34,039	(6,778)	(1,261)
Other	(14,234)	13,355	1,070	(27,589)	12,285
Total	$604,545	$618,514	$528,243	$(13,969)	$90,271
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 11, 2022, APT made a GRIP filing that covered changes in net property, plant and equipment investment from January 1, 2021 through December 31, 2021 with a requested increase in operating income of $78.8 million. On May 18, 2022, the Texas Railroad Commission approved the Company's GRIP filing.
The demand fee our Louisiana natural gas transmission pipeline charges to our Louisiana distribution division increases five percent annually and has been approved by the Louisiana Public Service Commission until September 30, 2027.

Review of Financial and Operating Results
Financial and operational highlights for our pipeline and storage segment for the fiscal years ended September 30, 2022, 2021 and 2020 are presented below.

	For the Fiscal Year Ended September 30
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$546,038	$497,730	$474,077	$48,308	$23,653
Third-party transportation revenue	136,907	127,874	127,444	9,033	430
Other revenue	10,715	11,743	7,818	(1,028)	3,925
Total operating revenues	693,660	637,347	609,339	56,313	28,008
Total purchased gas cost	(1,583)	1,582	1,548	(3,165)	34
Operating expenses	378,806	349,281	311,935	29,525	37,346
Operating income	316,437	286,484	295,856	29,953	(9,372)
Other non-operating income	26,791	18,549	8,436	8,242	10,113
Interest charges	52,890	46,925	44,840	5,965	2,085
Income before income taxes	290,338	258,108	259,452	32,230	(1,344)
Income tax expense	37,917	38,407	61,168	(490)	(22,761)
Non-cash income tax benefit (1)	—	—	(7,495)	—	7,495
Net income	$252,421	$219,701	$205,779	$32,720	$13,922
Gross pipeline transportation volumes — MMcf	776,608	799,724	822,499	(23,116)	(22,775)
Consolidated pipeline transportation volumes — MMcf	580,488	585,857	621,371	(5,369)	(35,514)
(1)See Note 14 to the consolidated financial statements for further information.
Fiscal year ended September 30, 2022 compared with fiscal year ended September 30, 2021
Operating income for our pipeline and storage segment increased 10 percent. Increased refunds of excess deferred taxes to customers decreased year-over-year operating income by $13.3 million and reduced the effective income tax rate for this segment to 13.1% compared to 14.9% in the prior year. Additional drivers for the change in operating income include:
•a $70.4 million increase due to rate adjustments from GRIP filings approved in May 2021 and 2022. The increase in rates was driven by increased safety and reliability spending.
Partially offset by:
•an $8.4 million increase in system maintenance expense primarily due to spending on hydrostatic testing.
•a $15.4 million increase in depreciation expense and property taxes associated with increased capital investments.
The year-over-year change in other non-operating income and interest charges of $2.3 million reflects increased allowance for funds used during construction (AFUDC) primarily due to increased capital spending, partially offset by an increase in interest expense due to the issuance of long-term debt during fiscal 2022.
The fiscal year ended September 30, 2021 compared with fiscal year ended September 30, 2020 for our pipeline and storage segment is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

INFLATION REDUCTION ACT OF 2022
In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the Inflation Reduction Act) into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the Corporate AMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. We currently anticipate this tax will apply to us within the next four to five years. The impact on our financial position, results of operations and cash flows is dependent on future guidance from the U.S. government. Also, the Inflation Reduction Act imposes a methane emissions charge for methane emissions in excess of 25,000 metric tons carbon dioxide equivalent per year. Based on our preliminary evaluation of the regulations, we currently do not anticipate this provision of the Inflation Reduction Act will have a material impact on our financial position, results of operations or cash flows. Additionally, the Inflation

Reduction Act imposes an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. The impact of this provision will be dependent on the extent of share repurchases made in future periods.

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
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities. As of the date of this report, approximately $1.4 billion of securities remained available for issuance under the shelf registration statement, which expires June 29, 2024.
We also have an at-the-market (ATM) equity sales program that allows us to issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires June 29, 2024. At September 30, 2022, approximately $481.7 million of equity is available for issuance under this ATM equity sales program. Additionally, as of September 30, 2022, we had $776.6 million in available proceeds from outstanding forward sale agreements.
On September 27, 2022, we settled $500 million of forward starting interest rate swaps associated with a planned debt issuance that was completed on October 3, 2022. The following table summarizes our existing forward starting interest rate swaps as of September 30, 2022.

Planned Debt Issuance Date	Amount Hedged	Effective Interest Rate
	(In thousands)
Fiscal 2024	$450,000	1.80%
Fiscal 2025	600,000	1.75%
Fiscal 2026	300,000	2.16%
	$1,350,000
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditures program. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table presents our capitalization as of September 30, 2022 and 2021:

	September 30
	2022		2021
	(In thousands, except percentages)
Short-term debt	$184,967	1.1%	$—	—%
Long-term debt (1)	7,962,104	45.3%	7,330,657	48.1%
Shareholders’ equity (2)	9,419,091	53.6%	7,906,889	51.9%
Total capitalization, including short-term debt	$17,566,162	100.0%	$15,237,546	100.0%
(1)Inclusive of our finance leases.
(2)Excluding the $2.2 billion of incremental financing issued to pay for the purchased gas costs incurred during Winter Storm Uri, our equity capitalization ratio would have been 61.3% and 60.6% at September 30, 2022 and 2021.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

Cash flows from operating, investing and financing activities for the years ended September 30, 2022, 2021 and 2020 are presented below.

	For the Fiscal Year Ended September 30
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In thousands)
Total cash provided by (used in)
Operating activities	$977,584	$(1,084,251)	$1,037,999	$2,061,835	$(2,122,250)
Investing activities	(2,429,958)	(1,963,655)	(1,925,518)	(466,303)	(38,137)
Financing activities	1,387,205	3,143,821	883,777	(1,756,616)	2,260,044
Change in cash and cash equivalents	(65,169)	95,915	(3,742)	(161,084)	99,657
Cash and cash equivalents at beginning of period	116,723	20,808	24,550	95,915	(3,742)
Cash and cash equivalents at end of period	$51,554	$116,723	$20,808	$(65,169)	$95,915
Cash flows for the fiscal year ended September 30, 2021 compared with fiscal year ended September 30, 2020 is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
Cash flows from operating activities
For the fiscal year ended September 30, 2022, cash flow provided by operating activities was $977.6 million compared with cash flow used in operating activities of $1.1 billion in the prior year. Fiscal 2021 operating cash flow included $2.1 billion of cash paid for gas costs incurred during Winter Storm Uri. Excluding this cash outflow, operating cash flow in fiscal 2021 was $996.1 million. The year-over-year decrease in operating cash flow reflects the refund of excess deferred tax liabilities, increased purchases of gas stored underground and the timing of gas cost recoveries, partially offset by increased customer collections and the positive effects of successful rate case outcomes achieved in fiscal 2021 and 2022.
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
For the fiscal year ended September 30, 2022, we had $2.4 billion in capital expenditures compared with $2.0 billion for the fiscal year ended September 30, 2021. Capital spending increased by $474.9 million, or 24 percent, as a result of planned increases to modernize our system.
Cash flows from financing activities
Our financing activities provided $1.4 billion and $3.1 billion in cash for fiscal years 2022 and 2021.
During the fiscal year ended September 30, 2022, we received $1.6 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $600 million of 2.85% senior notes due 2052. We also completed a public offering of $200 million of 2.625% senior notes due 2029 that were used to repay our $200 million floating-rate term loan. Additionally, during the year ended September 30, 2022, we settled 7,907,833 shares that had been sold on a forward basis for net proceeds of $776.8 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. We also received $197.1 million from the settlement of forward starting interest rate swaps related to a debt issuance completed in October 2022. Additionally, cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding.
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

The following table shows the number of shares issued for the fiscal years ended September 30, 2022, 2021 and 2020:

	For the Fiscal Year Ended September 30
	2022	2021	2020
Shares issued:
Direct Stock Purchase Plan	68,693	79,921	107,989
Retirement Savings Plan and Trust	72,339	84,265	78,941
1998 Long-Term Incentive Plan (LTIP)	427,929	242,216	254,706
Equity Issuance (1)	7,907,883	6,130,875	6,101,916
Total shares issued	8,476,844	6,537,277	6,543,552
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As a result of the impacts of Winter Storm Uri, during the second quarter of fiscal 2021, S&P lowered our long-term and short-term credit ratings by one notch and placed our ratings under negative outlook. Additionally, Moody's placed our ratings under negative outlook. In February 2022, Moody’s reaffirmed its long-term and short-term credit ratings and revised our outlook from negative to stable.
As of September 30, 2022, our outlook and current debt ratings, which are all considered investment grade are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of September 30, 2022. Our debt covenants are described in Note 7 to the consolidated financial statements.

Contractual Obligations and Commercial Commitments
The following table provides information about contractual obligations and commercial commitments at September 30, 2022.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(In thousands)
Contractual Obligations
Long-term debt (1)	$7,960,000	$2,200,000	$—	$510,000	$5,250,000
Short-term debt (1)	184,967	184,967	—	—	—
Interest charges (2)	4,098,799	232,370	423,684	422,487	3,020,258
Finance leases (3)	73,193	3,313	6,813	7,070	55,997
Operating leases (4)	259,835	43,104	63,631	38,393	114,707
Financial instrument obligations (5)	4,129	3,000	1,129	—	—
Pension and postretirement benefit plan contributions (6)	359,479	35,636	91,664	63,831	168,348
Uncertain tax positions (7)	52,683	—	52,683	—	—
Total contractual obligations	$12,993,085	$2,702,390	$639,604	$1,041,781	$8,609,310

(1)Long-term and short-term debt excludes our finance lease obligations, which are separately reported within this table. See Note 7 to the consolidated financial statements for further details.
(2)Interest charges were calculated using the effective rate for each debt issuance through the contractual maturity date.
(3)Finance lease payments shown above include interest totaling $21.3 million. See Note 6 to the consolidated financial statements.
(4)Operating lease payments shown above include interest totaling $36.9 million. See Note 6 to the consolidated financial statements.
(5)Represents liabilities for natural gas commodity financial instruments that were valued as of September 30, 2022. The ultimate settlement amounts of these remaining liabilities are unknown because they are subject to continuing market risk until the financial instruments are settled.
(6)Represents expected contributions to our defined benefit and postretirement benefit plans, which are discussed in Note 10 to the consolidated financial statements.
(7)Represents liabilities associated with uncertain tax positions claimed or expected to be claimed on tax returns. The amount does not include interest and penalties that may be applied to these positions. See Note 14 to the consolidated financial statements for further details.

We maintain supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of individual contracts. Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. At September 30, 2022, we were committed to purchase 55.6 Bcf within one year and 89.1 Bcf within two to three years under indexed contracts. At September 30, 2022, we were committed to purchase 13.2 Bcf within one year under fixed price contracts with a weighted average price of $5.39 per Mcf.
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

The following table shows the components of the change in fair value of our financial instruments for the fiscal year ended September 30, 2022 (in thousands):

Fair value of contracts at September 30, 2021	$225,417
Contracts realized/settled	(167,683)
Fair value of new contracts	2,998
Other changes in value	317,130
Fair value of contracts at September 30, 2022	377,862
Netting of cash collateral	—
Cash collateral and fair value of contracts at September 30, 2022	$377,862
The fair value of our financial instruments at September 30, 2022, is presented below by time period and fair value source:

	Fair Value of Contracts at September 30, 2022
	Maturity in years
Source of Fair Value	Less than 1	1-3	4-5	Greater than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$23,207	$290,267	$64,388	$—	$377,862
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$23,207	$290,267	$64,388	$—	$377,862

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
Interest Rate Risk
Our earnings are exposed to changes in short-term interest rates associated with our short-term commercial paper program and other short-term borrowings. We use a sensitivity analysis to estimate our short-term interest rate risk. For purposes of this analysis, we estimate our short-term interest rate risk as the difference between our actual interest expense for the period and estimated interest expense for the period assuming a hypothetical average one percent increase in the interest rates associated with our short-term borrowings. Had interest rates associated with our short-term borrowings increased by an average of one percent, our interest expense would not have materially increased during 2022.

ITEM 8.	Financial Statements and Supplementary Data.
All financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and accompanying notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Atmos Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation (the Company) as of September 30, 2022 and 2021, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 14, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Determination of Capital Costs
Description of the Matter
As more fully described in Note 2 to the financial statements, the Company capitalizes the direct and indirect costs of construction. Once a project is completed, it is placed into service and included in the Company’s rate base. Costs of maintenance and repairs that are not included in the Company’s rate base are charged to expense. For the year ended September 30, 2022, the Company capitalized approximately $2.4 billion of construction-related costs for regulated property, plant and equipment.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1983.

Dallas, Texas
November 14, 2022

ATMOS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30
	2022	2021
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$19,402,271	$17,258,547
Construction in progress	835,868	626,551
	20,238,139	17,885,098
Less accumulated depreciation and amortization	2,997,900	2,821,128
Net property, plant and equipment	17,240,239	15,063,970
Current assets
Cash and cash equivalents	51,554	116,723
Accounts receivable, less allowance for uncollectible accounts of $49,993 in 2022 and $64,471 in 2021	363,708	342,967
Gas stored underground	357,941	178,116
Other current assets (See Note 9)	2,274,490	2,200,909
Total current assets	3,047,693	2,838,715
Goodwill	731,257	731,257
Deferred charges and other assets (See Note 9)	1,173,800	974,720
	$22,192,989	$19,608,662
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: 2022 — 140,896,598 shares; 2021 — 132,419,754 shares	$704	$662
Additional paid-in capital	5,838,118	5,023,751
Accumulated other comprehensive income	369,112	69,803
Retained earnings	3,211,157	2,812,673
Shareholders’ equity	9,419,091	7,906,889
Long-term debt	5,760,647	4,930,205
Total capitalization	15,179,738	12,837,094
Commitments and contingencies (See Note 13)
Current liabilities
Accounts payable and accrued liabilities	496,019	423,222
Other current liabilities	720,157	686,681
Short-term debt	184,967	—
Current maturities of long-term debt	2,201,457	2,400,452
Total current liabilities	3,602,600	3,510,355
Deferred income taxes	1,999,505	1,705,809
Regulatory excess deferred taxes (See Note 14)	385,213	549,227
Regulatory cost of removal obligation	487,631	468,688
Deferred credits and other liabilities	538,302	537,489
	$22,192,989	$19,608,662
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2022	2021	2020
	(In thousands, except per share data)
Operating revenues
Distribution segment	$4,035,194	$3,241,973	$2,626,993
Pipeline and storage segment	693,660	637,347	609,339
Intersegment eliminations	(527,192)	(471,830)	(415,195)
Total operating revenues	4,201,662	3,407,490	2,821,137
Purchased gas cost
Distribution segment	2,210,302	1,501,695	1,071,227
Pipeline and storage segment	(1,583)	1,582	1,548
Intersegment eliminations	(526,063)	(470,560)	(413,921)
Total purchased gas cost	1,682,656	1,032,717	658,854
Operation and maintenance expense	710,161	679,019	629,601
Depreciation and amortization expense	535,655	477,977	429,828
Taxes, other than income	352,208	312,779	278,755
Operating income	920,982	904,998	824,099
Other non-operating income (expense)	33,737	(2,145)	7,171
Interest charges	102,811	83,554	84,474
Income before income taxes	851,908	819,299	746,796
Income tax expense	77,510	153,736	145,353
Net income	$774,398	$665,563	$601,443
Basic net income per share	$5.61	$5.12	$4.89
Diluted net income per share	$5.60	$5.12	$4.89
Weighted average shares outstanding:
Basic	137,830	129,779	122,788
Diluted	138,096	129,834	122,872

Net income	$774,398	$665,563	$601,443
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(157), $(55) and $32	(542)	(191)	106
Cash flow hedges:
Amortization and unrealized gains on interest rate agreements, net of tax of $86,664, $36,875 and $17,198	299,851	127,583	56,888
Total other comprehensive income	299,309	127,392	56,994
Total comprehensive income	$1,073,707	$792,955	$658,437
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2019	119,338,925	$597	$3,712,194	$(114,583)	$2,152,015	$5,750,223
Net income	—	—	—	—	601,443	601,443
Other comprehensive income	—	—	—	56,994	—	56,994
Cash dividends ($2.30 per share)	—	—	—	—	(282,444)	(282,444)
Common stock issued:
Public offering	6,101,916	30	624,272	—	—	624,302
Direct stock purchase plan	107,989	1	11,325	—	—	11,326
Retirement savings plan	78,941	—	8,222	—	—	8,222
1998 Long-term incentive plan	254,706	1	2,748	—	—	2,749
Employee stock-based compensation	—	—	18,388	—	—	18,388
Balance, September 30, 2020	125,882,477	629	4,377,149	(57,589)	2,471,014	6,791,203
Net income	—	—	—	—	665,563	665,563
Other comprehensive income	—	—	—	127,392	—	127,392
Cash dividends ($2.50 per share)	—	—	—	—	(323,904)	(323,904)
Common stock issued:
Public offering	6,130,875	31	606,636	—	—	606,667
Direct stock purchase plan	79,921	—	7,715	—	—	7,715
Retirement savings plan	84,265	1	8,125	—	—	8,126
1998 Long-term incentive plan	242,216	1	3,091	—	—	3,092
Employee stock-based compensation	—	—	21,035	—	—	21,035
Balance, September 30, 2021	132,419,754	662	5,023,751	69,803	2,812,673	7,906,889
Net income	—	—	—	—	774,398	774,398
Other comprehensive income	—	—	—	299,309	—	299,309
Cash dividends ($2.72 per share)	—	—	—	—	(375,914)	(375,914)
Common stock issued:
Public offering	7,907,883	40	776,765	—	—	776,805
Direct stock purchase plan	68,693	—	7,495	—	—	7,495
Retirement savings plan	72,339	—	7,908	—	—	7,908
1998 Long-term incentive plan	427,929	2	2,396	—	—	2,398
Employee stock-based compensation	—	—	19,803	—	—	19,803
Balance, September 30, 2022	140,896,598	$704	$5,838,118	$369,112	$3,211,157	$9,419,091

See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2022	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$774,398	$665,563	$601,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	535,655	477,977	429,828
Deferred income taxes	53,651	155,355	155,322
One-time income tax benefit	—	—	(20,962)
Stock-based compensation	10,743	11,255	9,583
Amortization of debt issuance costs	9,141	14,030	11,543
Equity component of AFUDC	(45,505)	(32,749)	(23,493)
Other	3,265	3,731	8,411
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(34,325)	(113,665)	7,167
(Increase) decrease in gas stored underground	(179,825)	(66,166)	18,188
Increase in Winter Storm Uri current regulatory asset (see Note 9)	—	(2,003,659)	—
Increase in other current assets	(65,979)	(84,705)	(35,878)
Increase in Winter Storm Uri long-term regulatory asset (see Note 9)	—	(76,652)	—
(Increase) decrease in deferred charges and other assets	13,287	136,809	(31,935)
Increase in accounts payable and accrued liabilities	40,394	104,242	7,359
Decrease in other current liabilities	(152,274)	(166,268)	(129,543)
Increase (decrease) in deferred credits and other liabilities	14,958	(109,349)	30,966
Net cash provided by (used in) operating activities	977,584	(1,084,251)	1,037,999
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(2,444,420)	(1,969,540)	(1,935,676)
Purchases of debt and equity securities	(28,285)	(49,879)	(50,517)
Proceeds from sale of debt and equity securities	4,872	14,957	32,339
Maturities of debt securities	27,586	28,850	18,669
Other, net	10,289	11,957	9,667
Net cash used in investing activities	(2,429,958)	(1,963,655)	(1,925,518)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt	184,967	—	(464,915)
Proceeds from issuance of long-term debt, net of premium/discount	798,802	2,797,346	999,450
Net proceeds from equity offering	776,805	606,667	624,302
Issuance of common stock through stock purchase and employee retirement plans	15,403	15,841	19,548
Settlement of interest rate swaps	197,073	62,159	(4,426)
Repayment of long-term debt	(200,000)	—	—
Cash dividends paid	(375,914)	(323,904)	(282,444)
Debt issuance costs	(8,196)	(14,288)	(7,738)
Other	(1,735)	—	—
Net cash provided by financing activities	1,387,205	3,143,821	883,777
Net increase (decrease) in cash and cash equivalents	(65,169)	95,915	(3,742)
Cash and cash equivalents at beginning of year	116,723	20,808	24,550
Cash and cash equivalents at end of year	$51,554	$116,723	$20,808
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business
Atmos Energy Corporation (Atmos Energy or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Through our distribution business, we deliver natural gas through sales and transportation arrangements to approximately 3.3 million residential, commercial, public-authority and industrial customers through our six regulated distribution divisions in the service areas described below:

Division	Service Area
Atmos Energy Colorado-Kansas Division	Colorado, Kansas
Atmos Energy Kentucky/Mid-States Division	Kentucky, Tennessee, Virginia (1)
Atmos Energy Louisiana Division	Louisiana
Atmos Energy Mid-Tex Division	Texas, including the Dallas/Fort Worth metropolitan area
Atmos Energy Mississippi Division	Mississippi
Atmos Energy West Texas Division	West Texas

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
Substantially all of our regulatory assets are recorded as a component of other current assets and deferred charges and other assets and our regulatory liabilities are recorded as a component of other current liabilities and deferred credits and other

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities. Deferred gas costs are recorded either in other current assets or liabilities and the long-term portion of regulatory excess deferred taxes and regulatory cost of removal obligation are reported separately. Significant regulatory assets and liabilities as of September 30, 2022 and 2021 included the following:

	September 30
	2022	2021
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$31,122	$45,922
Infrastructure mechanisms (1)	235,972	222,795
Winter Storm Uri incremental costs (2)	2,109,454	2,100,728
Deferred gas costs	119,742	66,395
Regulatory excess deferred taxes (3)	47,311	45,370
Recoverable loss on reacquired debt	3,406	3,789
Deferred pipeline record collection costs	36,898	32,099
Other	21,467	4,343
	$2,605,372	$2,521,441
Regulatory liabilities:
Regulatory excess deferred taxes (3)	$545,021	$705,084
Regulatory cost of removal obligation	568,307	541,511
Deferred gas costs	28,834	52,553
Asset retirement obligation	5,737	18,373
APT annual adjustment mechanism	31,138	31,110
Pension and postretirement benefit costs	156,857	56,201
Other	23,013	19,363
	$1,358,907	$1,424,195

(1)Infrastructure mechanisms in Texas, Louisiana and Tennessee allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on the deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recovered through base rates.
(2)Includes extraordinary gas costs incurred during Winter Storm Uri and related carrying costs. See Note 9 to the consolidated financial statements for further information. This amount is recorded within other current assets and deferred charges and other assets on the consolidated balance sheet as of September 30, 2022 and 2021.
(3)Regulatory excess deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA") and a Kansas legislative change enacted in fiscal 2020. See Notes 12 and 14 to the consolidated financial statements for further information.
Revenue recognition
Distribution Revenues
Distribution revenues represent the delivery of natural gas to residential, commercial, industrial and public authority customers at prices based on tariff rates established by regulatory authorities in the states in which we operate. Revenue is recognized and our performance obligation is satisfied over time when natural gas is delivered and simultaneously consumed by our customers. We have elected to use the invoice practical expedient and recognize revenue for volumes delivered that we have the right to invoice our customers. We bill our customers on a monthly cycle basis. Accordingly, we estimate volumes from the last meter read to the balance sheet date and accrue revenue for gas delivered but not yet billed.
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
Property, plant and equipment — Regulated property, plant and equipment is stated at original cost, net of contributions in aid of construction. The cost of additions includes direct construction costs, payroll related costs (taxes, the service cost portion of pension expense and other benefits), administrative and general costs and an allowance for funds used during construction (AFUDC). AFUDC represents the capitalizable total cost of funds used to finance the construction of major projects.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details amounts capitalized for the fiscal year ended September 30.

		2022	2021	2020
Component of AFUDC	Statement of Comprehensive Income Location	(In thousands)
Debt	Interest charges	$12,153	$11,414	$8,436
Equity	Other non-operating income (expense)	45,505	32,749	23,493
		$57,658	$44,163	$31,929
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
Regulated property, plant and equipment is depreciated at various rates on a straight-line basis. These rates are approved by our regulatory commissions and are comprised of two components: one based on average service life and one based on cost of removal. Accordingly, we recognize our cost of removal expense as a component of depreciation expense. The related cost of removal accrual is reflected as a regulatory liability on the consolidated balance sheet. At the time property, plant and equipment is retired, removal expenses less salvage, are charged to the regulatory cost of removal accrual. The composite depreciation rate was 3.0 percent for the fiscal years ended September 30, 2022, 2021 and 2020.
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
Goodwill — We annually evaluate our goodwill balances for impairment during our second fiscal quarter or more frequently as impairment indicators arise. During the second quarter of fiscal 2022, we completed our annual goodwill impairment assessment. We test goodwill for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired. Although not applicable for the fiscal 2022 analysis, if a qualitative goodwill assessment resulted in impairment indicators, we would then use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. These calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates and the discount rate. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value.
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
We determine if an arrangement is a lease at the inception of the agreement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and we have the right to control the asset. We are the lessee for substantially all of our leasing activities, which primarily includes operating leases for office and warehouse space, tower space, vehicles and heavy equipment used in our operations. We are also a lessee in finance leases for certain service centers.
We record a lease liability and a corresponding ROU asset for all of our leases with a term greater than 12 months. For lease contracts containing renewal and termination options, we include the option period in the lease term when it is reasonably

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Marketable securities — As of September 30, 2022, we hold marketable securities classified as either equity or debt securities. Changes in fair value of our equity securities are recorded in net income, while debt securities, which are considered available-for-sale securities, are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss).
On October 1, 2020, we adopted new accounting guidance that introduced an impairment recognition model for available-for-sale debt securities that requires credit losses to be recorded through an allowance account. We regularly evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the securities’ purpose, volatility and current returns. If a determination is made that a security will likely be sold before the recovery of its cost, the related investment is written down to its estimated fair value.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Associated with Interest Rate Risk
In connection with the planned issuance of long-term debt, we may use financial instruments to manage interest rate risk. We currently manage this risk through the use of forward starting interest rate swaps to fix the Treasury yield component of the interest cost associated with anticipated financings. We designate these financial instruments as cash flow hedges at the time the agreements are executed. Unrealized gains and losses associated with the instruments are recorded as a component of accumulated other comprehensive income (loss). When the instruments settle, the realized gain or loss is recorded as a component of accumulated other comprehensive income (loss) and recognized as a component of interest charges over the life of the related financing arrangement. As of September 30, 2022 and 2021, no cash was required to be held in margin accounts.
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
Subsequent events — Except as noted in Note 7 to the consolidated financial statements regarding the public offering of senior notes and Note 9 to the consolidated financial statements regarding the most recent update to our securitization filing in the State of Kansas, no events occurred subsequent to the balance sheet date that would require recognition or disclosure in the consolidated financial statements.
Recent accounting pronouncements
Accounting pronouncements adopted in fiscal 2022
In November 2021, the Financial Accounting Standards Board (FASB) issued guidance which will require disclosure about government assistance in the notes to the financial statements. The amendment requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including information about the nature of the transactions and the related accounting policy used to account for the transactions, the line items on the balance sheet and income statement that are affected by the transactions and the significant terms and conditions of the transactions, including commitments and contingencies. The amendment was effective for us beginning October 1, 2022; however, we elected to adopt this amendment during the first quarter of fiscal 2022 as permitted by the guidance. As the guidance is related only to disclosures in the notes to the financial statements, there was no impact on our financial position, results of operations or cash flows.
In March 2020, the FASB issued optional guidance which will ease the potential burden in accounting for recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the cessation of the London Interbank Offered Rate (LIBOR). As discussed in Note 7, on March 31, 2022, we amended and restated our $1.5 billion credit facility and our $900 million unsecured revolving credit agreement which, among other things, included amending the interest rate provisions applicable to borrowings under this agreement to utilize the secured overnight financing rate as the reference rate, rather than LIBOR. In addition, we have evaluated the temporary expedients and options available under this guidance and identified the financial instruments to which the expedients could be applied, if deemed necessary. As of September 30, 2022, we have not applied any expedients or options available under these Accounting Standards Updates.
3.    Segment Information
    As of September 30, 2022, we manage and review our consolidated operations through the following two reportable segments:
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income statements and capital expenditures by segment are shown in the following tables.

	Year Ended September 30, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$4,031,936	$169,726	$—	$4,201,662
Intersegment revenues	3,258	523,934	(527,192)	—
Total operating revenues	4,035,194	693,660	(527,192)	4,201,662
Purchased gas cost	2,210,302	(1,583)	(526,063)	1,682,656
Operation and maintenance expense	518,443	192,847	(1,129)	710,161
Depreciation and amortization expense	387,858	147,797	—	535,655
Taxes, other than income	314,046	38,162	—	352,208
Operating income	604,545	316,437	—	920,982
Other non-operating income	6,946	26,791	—	33,737
Interest charges	49,921	52,890	—	102,811
Income before income taxes	561,570	290,338	—	851,908
Income tax expense	39,593	37,917	—	77,510
Net income	$521,977	$252,421	$—	$774,398
Capital expenditures	$1,675,798	$768,622	$—	$2,444,420

	Year Ended September 30, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$3,238,753	$168,737	$—	$3,407,490
Intersegment revenues	3,220	468,610	(471,830)	—
Total operating revenues	3,241,973	637,347	(471,830)	3,407,490
Purchased gas cost	1,501,695	1,582	(470,560)	1,032,717
Operation and maintenance expense	501,209	179,080	(1,270)	679,019
Depreciation and amortization expense	345,481	132,496	—	477,977
Taxes, other than income	275,074	37,705	—	312,779
Operating income	618,514	286,484	—	904,998
Other non-operating income (expense)	(20,694)	18,549	—	(2,145)
Interest charges	36,629	46,925	—	83,554
Income before income taxes	561,191	258,108	—	819,299
Income tax expense	115,329	38,407	—	153,736
Net income	$445,862	$219,701	$—	$665,563
Capital expenditures	$1,454,195	$515,345	$—	$1,969,540

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2020
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,624,251	$196,886	$—	$2,821,137
Intersegment revenues	2,742	412,453	(415,195)	—
Total operating revenues	2,626,993	609,339	(415,195)	2,821,137
Purchased gas cost	1,071,227	1,548	(413,921)	658,854
Operation and maintenance expense	472,760	158,115	(1,274)	629,601
Depreciation and amortization expense	309,582	120,246	—	429,828
Taxes, other than income	245,181	33,574	—	278,755
Operating income	528,243	295,856	—	824,099
Other non-operating income (expense)	(1,265)	8,436	—	7,171
Interest charges	39,634	44,840	—	84,474
Income before income taxes	487,344	259,452	—	746,796
Income tax expense	91,680	53,673	—	145,353
Net income	$395,664	$205,779	$—	$601,443
Capital expenditures	$1,466,631	$469,045	$—	$1,935,676
The following table summarizes our revenues from external parties, excluding intersegment revenues, by products and services for the fiscal years ended September 30.

	2022	2021	2020
	(In thousands)
Distribution revenues:
Gas sales revenues:
Residential	$2,492,116	$2,117,272	$1,717,070
Commercial	1,126,189	838,382	654,963
Industrial	224,632	113,171	89,641
Public authority and other	66,956	50,369	42,007
Total gas sales revenues	3,909,893	3,119,194	2,503,681
Transportation revenues	110,905	105,554	97,441
Other gas revenues	11,138	14,005	23,129
Total distribution revenues	4,031,936	3,238,753	2,624,251
Pipeline and storage revenues	169,726	168,737	196,886
Total operating revenues	$4,201,662	$3,407,490	$2,821,137

Balance sheet information at September 30, 2022 and 2021 by segment is presented in the following tables.

	September 30, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$12,723,532	$4,516,707	$—	$17,240,239
Total assets	$21,424,586	$4,797,206	$(4,028,803)	$22,192,989

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$11,232,649	$3,831,321	$—	$15,063,970
Total assets	$18,847,266	$4,076,844	$(3,315,448)	$19,608,662
4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic weighted average shares outstanding is calculated based upon the weighted average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 8 to the consolidated financial statements, when the impact is dilutive.
Basic and diluted earnings per share for the fiscal years ended September 30 are calculated as follows:

	2022	2021	2020
	(In thousands, except per share data)
Basic Earnings Per Share
Net income	$774,398	$665,563	$601,443
Less: Income allocated to participating securities	508	465	444
Net income available to common shareholders	$773,890	$665,098	$600,999
Basic weighted average shares outstanding	137,830	129,779	122,788
Net income per share — Basic	$5.61	$5.12	$4.89

Diluted Earnings Per Share
Net income available to common shareholders	$773,890	$665,098	$600,999
Effect of dilutive shares	—	—	—
Net income available to common shareholders	$773,890	$665,098	$600,999
Basic weighted average shares outstanding	137,830	129,779	122,788
Dilutive shares	266	55	84
Diluted weighted average shares outstanding	138,096	129,834	122,872
Net income per share — Diluted	$5.60	$5.12	$4.89

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Revenue and Accounts Receivable

The following tables disaggregates our revenue from contracts with customers by customer type and segment and provides a reconciliation to total operating revenues, including intersegment revenues, for the periods presented.

	Year Ended September 30, 2022
	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$2,472,461	$—
Commercial	1,120,322	—
Industrial	224,427	—
Public authority and other	66,691	—
Total gas sales revenues	3,883,901	—
Transportation revenues	113,043	707,205
Miscellaneous revenues	10,282	13,679
Revenues from contracts with customers	4,007,226	720,884
Alternative revenue program revenues (1)	26,041	(27,224)
Other revenues	1,927	—
Total operating revenues	$4,035,194	$693,660

	Year Ended September 30, 2021
	Distribution	Pipeline and Storage

Gas sales revenues:
Residential	$2,129,704	$—
Commercial	841,145	—
Industrial	113,091	—
Public authority and other	50,565	—
Total gas sales revenues	3,134,505	—
Transportation revenues	107,822	646,416
Miscellaneous revenues	10,971	14,141
Revenues from contracts with customers	3,253,298	660,557
Alternative revenue program revenues (1)	(13,303)	(23,210)
Other revenues	1,978	—
Total operating revenues	$3,241,973	$637,347

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2020
	Distribution	Pipeline and Storage

Gas sales revenues:
Residential	$1,704,444	$—
Commercial	650,396	—
Industrial	89,467	—
Public authority and other	41,339	—
Total gas sales revenues	2,485,646	—
Transportation revenues	99,435	636,819
Miscellaneous revenues	19,085	9,754
Revenues from contracts with customers	2,604,166	646,573
Alternative revenue program revenues (1)	20,856	(37,234)
Other revenues	1,971	—
Total operating revenues	$2,626,993	$609,339
(1)In our distribution segment, we have weather-normalization adjustment mechanisms that serve to mitigate the effects of weather on our revenue. Additionally, APT has a regulatory mechanism that requires that we share with its tariffed customers 75% of the difference between the total non-tariffed revenues earned during a test period and a revenue benchmark.
Accounts receivable and allowance for uncollectible accounts
Rollforwards of our allowance for uncollectible accounts for the years ended September 30, 2022, 2021 and 2020 are presented in the table below.
In response to the COVID-19 pandemic, beginning in March 2020, regulators issued collection moratoriums, which required us to temporarily suspend our customer collection activities and charging late fees. After regulators lifted these moratoriums, we resumed customer collection activities during the third quarter of fiscal 2021. These regulatory orders influenced our bad debt expense and writeoffs from fiscal 2020 through 2022.
We actively work with our customers experiencing financial hardship to offer flexible payment options and to direct them to aid agencies for financial assistance. Our allowance for uncollectible accounts reflects the expected impact on our customers’ ability to pay. Our allowance for uncollectible accounts also reflects the fact that we have the ability to recovery the gas cost portion of uncollectible accounts through our gas cost recovery mechanisms in five states, which covers approximately 81 percent of our residential and commercial customers.

Allowance for uncollectible accounts
(In thousands)
Balance, September 30, 2019	$15,899
Current period provisions	24,796
Write-offs charged against allowance	(12,698)
Recoveries of amounts previously written off	1,952
Balance, September 30, 2020	29,949
Current period provisions	43,807
Write-offs charged against allowance	(11,019)
Recoveries of amounts previously written off	1,734
Balance, September 30, 2021	64,471
Current period provisions	16,576
Write-offs charged against allowance	(32,885)
Recoveries of amounts previously written off	1,831
Balance, September 30, 2022	$49,993

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Leases
We are the lessee for substantially all of our leasing activity, which primarily includes operating leases for office and warehouse space, tower space, vehicles and heavy equipment used in our operations. We are also a lessee in finance leases for service centers.
The following table presents our weighted average remaining lease term for our leases.

	September 30, 2022	September 30, 2021
Weighted average remaining lease term (years)
Finance leases	18.7	19.0
Operating leases	9.7	10.2
The following table represents our weighted average discount rate:

	September 30, 2022	September 30, 2021
Weighted average discount rate
Finance leases	4.0%	5.7%
Operating leases	2.9%	2.8%
Lease costs for the years ended September 30, 2022, 2021 and 2020 are presented in the table below. These costs include both amounts recognized in expense and amounts capitalized. For the years ended September 30, 2022, 2021 and 2020 we did not have material short-term lease costs or variable lease costs.

	Year Ended September 30
	2022	2021	2020
	(In thousands)
Finance lease cost	$4,314	$1,334	$622
Operating lease cost	43,394	42,349	40,887
Total lease cost	$47,708	$43,683	$41,509
Our ROU assets and lease liabilities are presented as follows on the consolidated balance sheets:

	Balance Sheet Classification	September 30, 2022	September 30, 2021
		(In thousands)
Assets
Finance leases	Net Property, Plant and Equipment	$50,118	$18,252
Operating leases	Deferred charges and other assets	214,663	222,446
Total right-of-use assets		$264,781	$240,698
Liabilities
Current
Finance leases	Current maturities of long-term debt	$1,457	$452
Operating leases	Other current liabilities	38,644	37,688
Noncurrent
Finance leases	Long-term debt	50,393	18,287
Operating leases	Deferred credits and other liabilities	184,301	194,745
Total lease liabilities		$274,795	$251,172
Two service center leases are expected to commence in the fourth quarter of fiscal 2023 that impact our future lease payments. The total future lease payments for these leases are $48.1 million.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other pertinent information related to leases was as follows. During the years ended September 30, 2022, 2021 and 2020 amounts paid in cash for our finance leases were not material.

	Year Ended September 30
	2022	2021	2020
	(In thousands)
Cash paid amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$45,080	$42,013	$37,758
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$33,833	$10,333	$6,083
Operating leases	$28,310	$25,690	$34,169

Maturities of our lease liabilities as of September 30, 2022 were as follows by fiscal years:

	Total	Finance Leases	Operating Leases
	(In thousands)
2023	$46,417	$3,313	$43,104
2024	39,832	3,375	36,457
2025	30,612	3,438	27,174
2026	24,141	3,502	20,639
2027	21,322	3,568	17,754
Thereafter	170,704	55,997	114,707
Total lease payments	333,028	73,193	259,835
Less: Imputed interest	58,233	21,343	36,890
Total	$274,795	$51,850	$222,945
Reported as of September 30, 2022
Short-term lease liabilities	$40,101	$1,457	$38,644
Long-term lease liabilities	234,694	50,393	184,301
Total lease liabilities	$274,795	$51,850	$222,945

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Debt
Long-term debt
Long-term debt at September 30, 2022 and 2021 consisted of the following:

	2022	2021
	(In thousands)
Unsecured 0.625% Senior Notes, due March 2023	$1,100,000	$1,100,000
Unsecured 3.00% Senior Notes, due June 2027	500,000	500,000
Unsecured 2.625% Senior Notes, due September 2029	500,000	300,000
Unsecured 1.50% Senior Notes, due January 2031	600,000	600,000
Unsecured 5.95% Senior Notes, due October 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due June 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due January 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due October 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due October 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due March 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due September 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due February 2052	600,000	—
Floating-rate term loan, due April 2022	—	200,000
Floating-rate Senior Notes, due March 2023	1,100,000	1,100,000
Medium term Series A notes, 1995-1, 6.67%, due December 2025	10,000	10,000
Unsecured 6.75% Debentures, due July 2028	150,000	150,000
Finance lease obligations (see Note 6)	51,850	18,739
Total long-term debt	8,011,850	7,378,739
Less:
Net original issue discount on unsecured senior notes and debentures	3,704	2,811
Debt issuance cost	46,042	45,271
Current maturities	2,201,457	2,400,452
	$5,760,647	$4,930,205
Maturities of long-term debt, excluding our finance lease obligations, at September 30, 2022 were as follows by fiscal years (in thousands):

2023	$2,200,000
2024	—
2025	—
2026	10,000
2027	500,000
Thereafter	5,250,000
$7,960,000
On October 3, 2022, we completed a public offering of $500 million of 5.750% senior notes due fiscal 2053, with an effective interest rate of 4.504%, after giving effect to the estimated offering costs and settlement of our interest rate swaps, and $300 million of 5.450% senior notes due fiscal 2033, with an effective interest rate of 5.570%, after giving effect to the estimated offering costs. The net proceeds from the offering, after the underwriting discount and estimated offering expenses, of $789.4 million were used for general corporate purposes. In September 2022, we settled the interest rate swaps associated with the $500 million offering and received $197.1 million.
On January 14, 2022, we completed a public offering of $200 million of 2.625% senior notes due fiscal 2029, with an effective interest rate of 2.54%, after giving effect to the offering costs. The net proceeds from the offering, after the

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underwriting discount and offering expenses, of $200.8 million were used to repay our $200 million floating-rate term loan on January 18, 2022.
On October 1, 2021, we completed a public offering of $600 million of 2.85% senior notes due fiscal 2052, with an effective interest rate of 2.58%, after giving effect to the offering costs and settlement of our interest rate swaps. The net proceeds from the offering, after the underwriting discount and offering expenses, of $589.8 million, will be used for general corporate purposes. In September 2021, we settled the interest rate swaps associated with this offering and received $62.2 million.
On March 9, 2021, we completed a public offering of $1.1 billion of 0.625% senior notes due fiscal 2023, with an effective interest rate of 0.834%, after giving effect to the offering costs, and $1.1 billion floating rate senior notes due fiscal 2023 that bear interest at a rate equal to the Three-Month LIBOR rate plus 0.38%. The net proceeds from the offering, after the underwriting discount and offering expenses, of $2.2 billion were used for the payment of unplanned natural gas costs incurred during Winter Storm Uri. The notes are subject to optional redemption at any time on or after September 9, 2021 at a price equal to 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. As discussed in Note 9 to the consolidated financial statements, we intend to repay these notes in fiscal 2023 after the expected receipt of securitization funds.
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
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility. On March 31, 2022, we amended this agreement to (i) extend the maturity date from March 31, 2026 to March 31, 2027 and (ii) replace the London interbank offered rate (the LIBOR Rate) with the forward-looking term rate based on the secured overnight financing rate (the SOFR Rate) as the interest rate benchmark. The facility now bears interest at a base rate or at a SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At September 30, 2022, there was $185.0 million outstanding under our commercial paper program with a weighted average interest rate of 3.06% and weighted average maturities of less than one month. At September 30, 2021, there were no amounts outstanding under our commercial paper program
We also have a $900 million three-year unsecured revolving credit facility which is used to provide additional working capital funding. On March 31, 2022, we amended this agreement to (i) extend the maturity date from March 31, 2024 to March 31, 2025 and (ii) replace the LIBOR Rate with the SOFR Rate as the interest benchmark. This facility now bears interest at a base rate or at a SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $100 million accordion feature, which provides the opportunity to increase the total committed loan to $1.0 billion. At September 30, 2022 and 2021, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2022 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of September 30, 2022 and 2021.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed March 31, 2022 and is used to issue letters of credit and to provide working capital funding. At September 30, 2022, there were no borrowings outstanding under the new facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At September 30, 2022, our total-debt-to-total-capitalization ratio, as defined, was 47 percent. In addition, both the interest margin and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. We were in compliance with all of our debt covenants as of September 30, 2022. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

8.    Shareholders' Equity

Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
On June 29, 2021, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities, which expires June 29, 2024. At September 30, 2022, approximately $2.2 billion of securities remained available for issuance under the shelf registration statement. Following the completion of the $800 million senior unsecured notes offering on October 3, 2022 (see Note 7 to the consolidated financial statements), approximately $1.4 billion of securities remained available for issuance under the shelf registration statement.
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
During the year ended September 30, 2022, we executed forward sales under our ATM equity sales programs with various forward sellers who borrowed and sold 11,862,319 shares of our common stock at an aggregate price of $1.3 billion. During the year ended September 30, 2022, we also settled forward sale agreements with respect to 7,907,883 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $776.8 million. As of September 30, 2022, $481.7 million of equity was available for issuance under our existing ATM program. Additionally, we had $776.6 million in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In Thousands)	Forward Price
September 29, 2023	4,552,157	$492,015	$108.08
December 29, 2023	919,898	105,451	$114.63
March 28, 2024	1,554,105	179,177	$115.29
Total	7,026,160	$776,643	$110.54
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2021	$47	$69,756	$69,803
Other comprehensive income (loss) before reclassifications	(542)	296,875	296,333
Amounts reclassified from accumulated other comprehensive income	—	2,976	2,976
Net current-period other comprehensive income (loss)	(542)	299,851	299,309
September 30, 2022	$(495)	$369,607	$369,112

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2020	$238	$(57,827)	$(57,589)
Other comprehensive income (loss) before reclassifications	(191)	123,017	122,826
Amounts reclassified from accumulated other comprehensive income	—	4,566	4,566
Net current-period other comprehensive income (loss)	(191)	127,583	127,392
September 30, 2021	$47	$69,756	$69,803

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
Incremental Financing
As discussed in Note 7 to the consolidated financial statements, on March 9, 2021, we completed a public offering of $2.2 billion in debt securities and the net proceeds from the offering, after the underwriting discount and offering expenses, were used to substantially fund these purchased gas costs. As a result of this unplanned debt issuance, S&P lowered its long-term/short-term credit ratings from A/A-1 to A-/A-2 and placed our ratings under negative outlook. Moody’s reaffirmed its long-term and short-term credit ratings and placed our ratings under negative outlook, which was upgraded to stable in February 2022. These credit rating adjustments and the issuance of unplanned debt did not impact our ability to satisfy our debt covenants.
Regulatory Asset Accounting
Our purchased gas costs are recoverable through purchased gas cost adjustment mechanisms in each state where we operate. Due to the unprecedented level of purchased gas costs incurred during Winter Storm Uri, the Kansas Corporation Commission (KCC) and the Railroad Commission of Texas (RRC) issued orders authorizing natural gas utilities to record a regulatory asset to account for the extraordinary costs associated with the winter storm. Pursuant to these orders, as of September 30, 2022, we have recorded a $2.1 billion regulatory asset for incremental costs, including carrying costs, incurred in Kansas ($88.5 million) and Texas ($2,021.0 million).

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securitization Proceedings
To minimize the impact on the customer bill by extending the recovery periods for these unprecedented purchased gas costs, the Kansas and Texas State Legislatures each approved securitization legislation during fiscal 2021. The following summarizes the status of the securitization of each state as of the date of this filing.
Kansas
The Kansas securitization legislation, which became effective April 9, 2021, permits a natural gas public utility, in its sole discretion, to apply to the KCC for a financing order for the recovery of qualified extraordinary costs through the issuance of bonds. On September 14, 2021, we filed with the KCC an application to securitize $94.1 million of extraordinary gas costs incurred during Winter Storm Uri, which included an estimate of penalties, carrying costs and administrative costs that we expect to incur in connection with the resolution of this filing. On March 24, 2022, the KCC issued an Order Approving Unanimous Settlement Agreement which stipulated that all of our gas and storage costs were prudently incurred.
The KCC issued a financing order on October 25, 2022, which authorizes us to securitize, through the issuance of bonds, $118.5 million, which includes the carrying costs and estimated interest related to the securitization over a time period not to exceed 12 years. We expect the issuance of bonds to take place in the second quarter of fiscal 2023. Because we intend to securitize these costs and recover over several years, we have recorded the regulatory asset for Kansas as a long-term asset in deferred charges and other assets as of September 30, 2022.
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
10.    Retirement and Postretirement Employee Benefit Plans
We have both funded and unfunded noncontributory defined benefit plans that together cover most of our employees. We also maintain a postretirement plan that provides health care benefits to retired employees. Finally, we sponsor a defined contribution plan that covers substantially all employees. These plans are discussed in further detail below.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Employee Pension Plan	Supplemental Executive Retirement Plans	Postretirement Plan	Total
	(In thousands)
September 30, 2022
Unrecognized prior service credit	$(121)	$—	$(51,079)	$(51,200)
Unrecognized actuarial (gain) loss	(32,159)	14,029	(87,527)	(105,657)
	$(32,280)	$14,029	$(138,606)	$(156,857)
September 30, 2021
Unrecognized prior service credit	$(353)	$—	$(64,313)	$(64,666)
Unrecognized actuarial (gain) loss	(3,060)	39,666	(28,141)	8,465
	$(3,413)	$39,666	$(92,454)	$(56,201)
Defined Benefit Plans
Employee Pension Plan
As of September 30, 2022, we maintained one cash balance defined benefit plan, the Atmos Energy Corporation Pension Account Plan (the Pension Plan). The Pension Plan was established effective January 1999 and covers most of the employees of Atmos Energy that were hired on or before September 30, 2010. Effective October 1, 2010, the Pension Plan was closed to new participants. The assets of the Pension Plan are held within the Atmos Energy Corporation Master Retirement Trust (the Master Trust).
Opening account balances were established for participants as of January 1999 equal to the present value of their respective accrued benefits under the pension plans which were previously in effect as of December 31, 1998. The Pension Plan credits an allocation to each participant’s account at the end of each year according to a formula based on the participant’s age, service and total pay (excluding incentive pay). In addition, at the end of each year, a participant’s account is credited with interest on the employee’s prior year account balance. Participants are fully vested in their account balances after three years of service and may choose to receive their account balances as a lump sum or an annuity.
Generally, our funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA), including the funding requirements under the Pension Protection Act of 2006 (PPA). However, additional voluntary contributions are made from time to time as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.
During fiscal 2022 and 2021, we contributed $8.5 million and $10.0 million in cash to the Pension Plan to achieve a desired level of funding while maximizing the tax deductibility of this payment. Based upon market conditions at September 30, 2022, the current funded position of the Pension Plan and the funding requirements under the PPA, we do not anticipate a minimum required contribution for fiscal 2023. However, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents asset allocation information for the Master Trust as of September 30, 2022 and 2021.

	Targeted Allocation Range	Actual Allocation September 30
Security Class		2022	2021
Domestic equities	35%-55%	39.7%	44.5%
International equities	10%-20%	14.6%	16.9%
Fixed income	5%-30%	16.0%	16.0%
Company stock	0%-15%	15.3%	10.6%
Other assets	0%-20%	14.4%	12.0%
At September 30, 2022 and 2021, the Pension Plan held 716,700 shares of our common stock which represented 15.3 percent and 10.6 percent of total Pension Plan assets. These shares generated dividend income for the Pension Plan of approximately $1.9 million and $1.8 million during fiscal 2022 and 2021.
Our Pension Plan expenses and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates and demographic data. We review the estimates and assumptions underlying our Pension Plan annually based upon a September 30 measurement date. The development of our assumptions is fully described in our significant accounting policies in Note 2 to the consolidated financial statements. The actuarial assumptions used to determine the pension liability for the Pension Plan was determined as of September 30, 2022 and 2021 and the actuarial assumptions used to determine the net periodic pension cost for the Pension Plan was determined as of September 30, 2021, 2020 and 2019.
Additional assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2022	2021	2022	2021	2020
Discount rate	5.66%	2.97%	2.97%	2.80%	3.29%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%
Expected return on plan assets	6.25%	6.25%	6.25%	6.25%	6.50%
Interest crediting rate	4.69%	4.69%	4.69%	4.69%	4.69%

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Pension Plan’s accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2022 and 2021:

	2022	2021
	(In thousands)
Accumulated benefit obligation	$428,629	$558,639
Change in projected benefit obligation:
Benefit obligation at beginning of year	$596,029	$604,221
Service cost	16,165	17,369
Interest cost	17,606	16,883
Actuarial gain	(141,567)	(7,561)
Benefits paid	(38,706)	(34,883)
Benefit obligation at end of year	449,527	596,029
Change in plan assets:
Fair value of plan assets at beginning of year	596,806	528,881
Actual return on plan assets	(87,575)	92,808
Employer contributions	8,500	10,000
Benefits paid	(38,706)	(34,883)
Fair value of plan assets at end of year	479,025	596,806
Reconciliation:
Funded status	29,498	777
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Net amount recognized	$29,498	$777

Net periodic pension cost for the Pension Plan for fiscal 2022, 2021 and 2020 is presented in the following table.

	Fiscal Year Ended September 30
	2022	2021	2020
	(In thousands)
Components of net periodic pension cost:
Service cost	$16,165	$17,369	$17,551
Interest cost (1)	17,606	16,883	19,028
Expected return on assets (1)	(29,531)	(27,913)	(28,316)
Amortization of prior service credit (1)	(231)	(231)	(231)
Recognized actuarial loss (1)	4,638	8,686	9,025
Net periodic pension cost	$8,647	$14,794	$17,057

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of September 30, 2022 and 2021. As required by authoritative accounting literature, assets are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The methods used to determine fair value for the assets held by the Pension Plan are fully described in Note 2 to the consolidated financial statements. Investments in our common/collective trusts and limited partnerships that are measured at net asset value per share equivalent are not classified in the fair value hierarchy. The net asset value amounts presented are intended to reconcile the fair value hierarchy to the total investments. In addition to the assets shown below, the Pension Plan had net accounts receivable of $2.4 million and $2.1 million at September 30, 2022 and 2021, which materially approximates fair value due to the short-term nature of these assets.

	Assets at Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$210,325	$—	$—	$210,325
Money market funds	—	14,490	—	14,490
Registered investment companies	53,401	—	—	53,401
Government securities:
Mortgage-backed securities	—	14,175	—	14,175
U.S. treasuries	3,681	28	—	3,709
Corporate bonds	—	22,320	—	22,320
Total investments measured at fair value	$267,407	$51,013	$—	318,420
Investments measured at net asset value:
Common/collective trusts (1)				86,891
Limited partnerships (1)				71,331
Total investments				$476,642

	Assets at Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$239,166	$—	$—	$239,166
Money market funds	—	7,060	—	7,060
Registered investment companies	74,236	—	—	74,236
Government securities:
Mortgage-backed securities	—	14,048	—	14,048
U.S. treasuries	7,483	34	—	7,517
Corporate bonds	—	30,834	—	30,834
Total investments measured at fair value	$320,885	$51,976	$—	372,861
Investments measured at net asset value:
Common/collective trusts (1)				121,570
Limited partnerships (1)				100,299
Total investments				$594,730
(1)    The fair value of our common/collective trusts and limited partnerships are measured using the net asset value per share practical expedient. There are no redemption restrictions, redemption notice periods or unfunded commitments for these investments. The redemption frequency is daily.
Supplemental Executive Retirement Plans
We have three nonqualified supplemental plans (the Supplemental Plans) which provide additional pension, disability and death benefits to our officers and certain other employees of the Company.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Supplemental Executive Benefits Plan (SEBP) covers our corporate officers and certain other employees of the Company who were employed on or before August 12, 1998. The SEBP is a defined benefit arrangement which provides a benefit equal to 75 percent of covered compensation under which benefits paid from the underlying qualified defined benefit plan are an offset to the benefits under the SEBP.
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
Effective August 5, 2009, we adopted a new defined benefit Supplemental Executive Retirement Plan (the 2009 SERP), for corporate officers or any other employees selected at the discretion of the Board. Under the 2009 SERP, a nominal account has been established for each participant, to which the Company contributes at the end of each calendar year an amount equal to ten percent (25 percent for members of the Management Committee appointed on or after January 1, 2016) of the total of each participant’s base salary and cash incentive compensation earned during each prior calendar year, beginning December 31, 2009. The benefits vest after three years of service and attainment of age 55 and earn interest credits at the same annual rate as the Company’s Pension Plan.
During fiscal 2021, we recognized a settlement charge of $9.2 million and paid a $25.7 million lump sum in relation to the retirements of certain executives.
We review the estimates and assumptions underlying our Supplemental Plans annually based upon a September 30 measurement date using the same techniques as our Pension Plan. The actuarial assumptions used to determine the pension liability for the Supplemental Plans were determined as of September 30, 2022 and 2021 and the actuarial assumptions used to determine the net periodic pension cost for the Supplemental Plans were determined as of September 30, 2021, 2020 and 2019. These assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2022	2021	2022	2021	2020
Discount rate (1)	5.71%	2.57%	2.57%	2.90%	3.19%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%
Interest crediting rate	4.69%	4.69%	4.69%	4.69%	4.69%
 (1)     Reflects a weighted average discount rate for pension cost for fiscal 2021 and 2020 due to the settlements during the year.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Supplemental Plans’ accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2022 and 2021:

	2022	2021
	(In thousands)
Accumulated benefit obligation	$79,233	$100,981
Change in projected benefit obligation:
Benefit obligation at beginning of year	$104,301	$129,140
Service cost	1,129	1,067
Interest cost	2,647	3,180
Actuarial (gain) loss	(22,471)	1,332
Benefits paid	(4,831)	(4,720)
Settlements	—	(25,698)
Benefit obligation at end of year	80,775	104,301
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	4,831	30,418
Benefits paid	(4,831)	(4,720)
Settlements	—	(25,698)
Fair value of plan assets at end of year	—	—
Reconciliation:
Funded status	(80,775)	(104,301)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued pension cost	$(80,775)	$(104,301)
Assets for the Supplemental Plans are held in separate rabbi trusts. At September 30, 2022 and 2021, assets held in the rabbi trusts consisted of equity securities of $30.2 million and $38.1 million, which are included in our fair value disclosures in Note 16 to the consolidated financial statements.
Net periodic pension cost for the Supplemental Plans for fiscal 2022, 2021 and 2020 is presented in the following table.

	Fiscal Year Ended September 30
	2022	2021	2020
	(In thousands)
Components of net periodic pension cost:
Service cost	$1,129	$1,067	$1,074
Interest cost (1)	2,647	3,180	4,188
Recognized actuarial loss (1)	3,166	3,560	3,945
Settlements (1)	—	9,151	9,180
Net periodic pension cost	$6,942	$16,958	$18,387

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments
The following benefit payments for our defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:

	Pension Plan	Supplemental Plans
	(In thousands)
2023	$40,569	$9,995
2024	40,126	9,538
2025	40,396	30,135
2026	41,611	6,594
2027	41,358	3,946
2028-2032	198,156	27,420
Postretirement Benefits Plan
We sponsor the Retiree Medical Plan for Retirees and Disabled Employees of Atmos Energy Corporation (the Retiree Medical Plan). This plan provides medical and prescription drug protection to all qualified participants based on their date of retirement. The Retiree Medical Plan provides different levels of benefits depending on the level of coverage chosen by the participants and the terms of predecessor plans; however, we generally pay 80 percent of the projected net claims and administrative costs and participants pay the remaining 20 percent. Effective January 1, 2015, for employees who had not met the participation requirements by September 30, 2009, the contribution rates for the Company were limited to a three percent cost increase in claims and administrative costs each year, with the participant responsible for the additional costs. Effective January 1, 2022, the Retiree Medical Plan was amended to remove the three percent cost increase limitation and change the post-65 retiree coverage to Via Benefits with an Atmos Energy funded Health Reimbursement Account. Eligible post-65 retirees and post-65 spouses will be eligible to enroll in benefits provided by Via Benefits, including those that previously deferred or declined retiree coverage.
Generally, our funding policy is to contribute annually an amount in accordance with the requirements of ERISA. However, additional voluntary contributions are made annually as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. We expect to contribute between $15 million and $25 million to our Retiree Medical Plan during fiscal 2023.
We maintain a formal investment policy with respect to the assets in our Retiree Medical Plan to ensure the assets funding the Retiree Medical Plan are appropriately invested to maintain an acceptable level of risk. We also consider our current financial status when making recommendations and decisions regarding the Retiree Medical Plan.
We currently invest the assets funding our Retiree Medical Plan in diversified investment funds which consist of common stocks, preferred stocks and fixed income securities. The diversified investment funds may invest up to 75 percent of assets in common stocks and convertible securities. The following table presents asset allocation information for the Retiree Medical Plan assets as of September 30, 2022 and 2021.

	Actual Allocation September 30
Security Class	2022	2021
Diversified investment funds	97.7%	97.9%
Cash and cash equivalents	2.3%	2.1%
We review the estimates and assumptions underlying our Retiree Medical Plan annually based upon a September 30 measurement date using the same techniques as our Pension Plan and Supplemental Plans. The actuarial assumptions used to determine the pension liability for our Retiree Medical Plan were determined as of September 30, 2022 and 2021 and the actuarial assumptions used to determine the net periodic pension cost for the Retiree Medical Plan were determined as of September 30, 2021, 2020 and 2019.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions are presented in the following table:

	Postretirement Liability		Postretirement Cost
	2022	2021	2022	2021	2020
Discount rate	5.61%	3.01%	3.01%	2.80%	3.29%
Expected return on plan assets	4.94%	4.94%	4.94%	4.94%	5.14%
Initial trend rate	6.25%	6.25%	6.25%	6.25%	6.25%
Ultimate trend rate	4.75%	5.00%	5.00%	5.00%	5.00%
Ultimate trend reached in	2029	2027	2027	2026	2025

The following table presents the Retiree Medical Plan’s benefit obligation and funded status as of September 30, 2022 and 2021:

	2022	2021
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$355,156	$370,678
Service cost	10,235	11,000
Interest cost	10,734	15,372
Plan participants’ contributions	3,210	5,648
Actuarial (gain) loss	(112,748)	6,800
Benefits paid	(16,359)	(19,610)
Plan amendments	—	(34,732)
Benefit obligation at end of year	250,228	355,156
Change in plan assets:
Fair value of plan assets at beginning of year	268,199	208,245
Actual return on plan assets	(40,113)	53,335
Employer contributions	14,749	20,581
Plan participants’ contributions	3,210	5,648
Benefits paid	(16,359)	(19,610)
Fair value of plan assets at end of year	229,686	268,199
Reconciliation:
Funded status	(20,542)	(86,957)
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued postretirement cost	$(20,542)	$(86,957)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic postretirement cost for the Retiree Medical Plan for fiscal 2022, 2021 and 2020 is presented in the following table.

	Fiscal Year Ended September 30
	2022	2021	2020
	(In thousands)
Components of net periodic postretirement cost:
Service cost	$10,235	$11,000	$13,466
Interest cost (1)	10,734	15,372	10,612
Expected return on assets (1)	(13,249)	(10,455)	(10,499)
Amortization of prior service (credit) cost (1)	(13,234)	30,533	173
Recognized actuarial (gain) loss (1)	—	1,172	(1,337)
Net periodic postretirement cost	$(5,514)	$47,622	$12,415

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
The following tables set forth by level, within the fair value hierarchy, the Retiree Medical Plan’s assets at fair value as of September 30, 2022 and 2021. The methods used to determine fair value for the assets held by the Retiree Medical Plan are fully described in Note 2 to the consolidated financial statements.

	Assets at Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$5,214	$—	$5,214
Registered investment companies	224,472	—	—	224,472
Total investments measured at fair value	$224,472	$5,214	$—	$229,686

	Assets at Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$5,527	$—	$5,527
Registered investment companies	262,672	—	—	262,672
Total investments measured at fair value	$262,672	$5,527	$—	$268,199

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments
The following benefit payments paid by the Company, retirees and prescription drug subsidies for our Retiree Medical Plan, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years.

	Company Payments	Retiree Payments	Subsidy Payments	Total Postretirement Benefits
	(In thousands)
2023	$17,141	$2,445	$—	$19,586
2024	17,409	2,410	—	19,819
2025	17,582	2,314	—	19,896
2026	18,022	2,282	—	20,304
2027	18,269	2,193	—	20,462
2028-2032	94,528	9,638	—	104,166
Defined Contribution Plan
The Atmos Energy Corporation Retirement Savings Plan and Trust (the Retirement Savings Plan) covers substantially all employees and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Effective January 1, 2007, employees automatically become participants of the Retirement Savings Plan on the date of employment. Participants may elect a salary reduction up to a maximum of 65 percent of eligible compensation, as defined by the Retirement Savings Plan, not to exceed the maximum allowed by the Internal Revenue Service. New participants are automatically enrolled in the Retirement Savings Plan at a contribution rate of four percent of eligible compensation, from which they may opt out. We match 100 percent of a participant’s contributions, limited to four percent of the participant’s salary. Prior to January 1, 2021, participants were eligible to receive matching contributions after completing one year of service, in which they are immediately vested.
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
Effective October 1, 2022, the Retirement Savings Plan was amended to add a Roth elective deferral feature and to implement an automatic increase feature whereby a participant who contributes less than 10 percent will have their contribution percent increased by one percent annually unless the participant opts out.
Matching and fixed annual contributions to the Retirement Savings Plan are expensed as incurred and amounted to $21.9 million, $20.6 million and $17.9 million for fiscal years 2022, 2021 and 2020. At September 30, 2022 and 2021, the Retirement Savings Plan held 1.6 percent and 1.9 percent of our outstanding common stock.
11.    Stock and Other Compensation Plans
Stock-Based Compensation Plans
Total stock-based compensation cost was $22.2 million, $24.1 million and $21.1 million for the fiscal years ended September 30, 2022, 2021 and 2020. Of this amount, $11.5 million, $12.9 million and $11.6 million was capitalized.
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
We are authorized to grant awards up to a maximum cumulative amount of 11.2 million shares of common stock under this plan subject to certain adjustment provisions. As of September 30, 2022, non-qualified stock options, bonus stock, time-

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units and stock units had been issued under this plan, and 0.9 million shares are available for future issuance.
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
The following summarizes information regarding the restricted stock units granted under the plan during the fiscal years ended September 30, 2022, 2021 and 2020:

	2022		2021		2020
	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	378,127	$102.45	443,279	$99.28	503,072	$91.66
Granted	179,738	108.07	223,954	102.68	199,985	102.34
Vested	(159,019)	100.99	(271,435)	97.44	(242,975)	85.66
Forfeited	(17,551)	103.37	(17,671)	101.48	(16,803)	96.87
Nonvested at end of year	381,295	$105.69	378,127	$102.45	443,279	$99.28
As of September 30, 2022, there was $14.1 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the LTIP. That cost is expected to be recognized over a weighted average period of 1.4 years. The fair value of restricted stock vested during the fiscal years ended September 30, 2022, 2021 and 2020 was $16.0 million, $26.3 million and $20.7 million.
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

Balance Sheet
Accounts receivable
Accounts receivable was comprised of the following at September 30, 2022 and 2021:

	September 30
	2022	2021
	(In thousands)
Billed accounts receivable	$258,333	$218,219
Unbilled revenue	121,518	97,417
Contributions in aid of construction receivable	5,390	18,984
Insurance receivable	13,160	53,779
Other accounts receivable	15,300	19,039
Total accounts receivable	413,701	407,438
Less: allowance for uncollectible accounts	(49,993)	(64,471)
Net accounts receivable	$363,708	$342,967
Other current assets
Other current assets as of September 30, 2022 and 2021 were comprised of the following accounts.

	September 30
	2022	2021
	(In thousands)
Deferred gas costs	$119,742	$66,395
Winter Storm Uri incremental costs	2,020,954	2,011,719
Prepaid expenses	58,551	48,766
Taxes receivable	11,911	—
Materials and supplies	25,880	15,581
Assets from risk management activities	26,207	55,073
Other	11,245	3,375
Total	$2,274,490	$2,200,909

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment
Property, plant and equipment was comprised of the following as of September 30, 2022 and 2021:

	September 30
	2022	2021
	(In thousands)
Storage plant	$589,210	$539,972
Transmission plant	4,325,540	3,725,347
Distribution plant	13,511,409	12,085,654
General plant	937,500	868,962
Intangible plant	38,612	38,612
	19,402,271	17,258,547
Construction in progress	835,868	626,551
	20,238,139	17,885,098
Less: accumulated depreciation and amortization	(2,997,900)	(2,821,128)
Net property, plant and equipment (1)	$17,240,239	$15,063,970

(1)     Net property, plant and equipment includes plant acquisition adjustments of $(26.6) million and $(28.5) million at September 30, 2022 and 2021.

Deferred charges and other assets
Deferred charges and other assets as of September 30, 2022 and 2021 were comprised of the following accounts.

	September 30
	2022	2021
	(In thousands)
Marketable securities	$96,012	$108,071
Regulatory assets (See Note 2)	368,375	351,843
Operating lease right of use assets (See Note 6)	214,663	222,446
Winter Storm Uri incremental costs	88,500	89,009
Assets from risk management activities	355,784	175,613
Pension assets	29,498	—
Other	20,968	27,738
Total	$1,173,800	$974,720

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts payable and accrued liabilities
Accounts payable and accrued liabilities as of September 30, 2022 and 2021 were comprised of the following accounts.

	September 30
	2022	2021
	(In thousands)
Trade accounts payable	$258,506	$224,873
Accrued gas payable	157,942	100,699
Accrued liabilities	79,571	97,650
Total	$496,019	$423,222
Other current liabilities
Other current liabilities as of September 30, 2022 and 2021 were comprised of the following accounts.

	September 30
	2022	2021
	(In thousands)
Customer credit balances and deposits	$56,016	$49,722
Accrued employee costs	47,661	50,517
Deferred gas costs	28,834	52,553
Operating lease liabilities (See Note 6)	38,644	37,688
Accrued interest	59,542	55,164
Liabilities from risk management activities	3,000	5,269
Taxes payable	189,239	160,986
Pension and postretirement liabilities	9,721	4,863
Regulatory cost of removal obligation	80,676	72,823
APT annual adjustment mechanism	18,034	22,694
Regulatory excess deferred taxes (See Note 14)	159,808	155,857
Other	28,982	18,545
Total	$720,157	$686,681
Deferred credits and other liabilities
Deferred credits and other liabilities as of September 30, 2022 and 2021 were comprised of the following accounts.

	September 30
	2022	2021
	(In thousands)
Pension and postretirement liabilities	$91,596	$185,617
Operating lease liabilities (See Note 6)	184,301	194,745
Customer advances for construction	8,628	9,879
Other regulatory liabilities (See Note 2)	178,990	75,506
Asset retirement obligation	5,737	18,373
Liabilities from risk management activities	1,129	—
APT annual adjustment mechanism	13,104	8,416
Unrecognized tax benefits (See Note 14)	39,908	32,792
Other	14,909	12,161
Total	$538,302	$537,489

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Comprehensive Income
Other non-operating income (expense)
Other non-operating income (expense) for the fiscal years ended September 30, 2022, 2021 and 2020 were comprised of the following accounts.

	Year Ended September 30
	2022	2021	2020
	(In thousands)
Equity component of AFUDC	$45,505	$32,749	$23,493
Performance-based rate program	8,327	6,362	6,771
Pension and other postretirement non-service credit (cost)	8,337	(19,238)	(3,189)
Interest income	2,781	2,144	2,932
Community support spending	(16,357)	(14,460)	(11,728)
Unrealized losses on equity securities	(7,737)	(860)	(4,176)
Miscellaneous	(7,119)	(8,842)	(6,932)
Total	$33,737	$(2,145)	$7,171
Statement of Cash Flows
Supplemental disclosures of cash flow information for the fiscal years ended September 30, 2022, 2021 and 2020 were as follows:

	Year Ended September 30
	2022	2021	2020
	(In thousands)
Cash Paid (Received) During The Period For:
Interest (1)	$234,297	$207,555	$194,993
Income taxes	$15,760	$8,199	$(3,071)
Non-Cash Transactions:
Capital expenditures included in current liabilities	$217,868	$184,786	$113,365
(1)    Cash paid during the period for interest, net of amounts capitalized was $98.4 million, $81.9 million and $82.3 million for the fiscal years ended September 30, 2022, 2021 and 2020.
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
The National Transportation Safety Board (NTSB) held a public meeting on January 12, 2021 to determine the probable cause of the incident that occurred at a Dallas, Texas residence on February 23, 2018 that resulted in one fatality and injuries to four other residents. At the meeting, the Board deliberated and voted on proposed findings of fact, a probable cause statement, and safety recommendations. On February 8, 2021, the NTSB issued its final report that included an Executive Summary, Findings, Probable Cause and Recommendations. Also on February 8, 2021, safety recommendations letters were distributed to recommendation recipients, including Atmos Energy. Atmos Energy provided a written response on May 7, 2021. Following the release of the NTSB’s final report, the Railroad Commission of Texas (RRC) completed its safety evaluation related to the

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

same incident finding four alleged violations and initiated an enforcement proceeding to pursue administrative penalties totaling $1.6 million. Atmos Energy is working with the RRC to resolve the alleged violations and satisfy the administrative penalties.
On October 26, 2022, the NTSB issued its final report that included Factual Information, Analysis and Probable Cause of a worksite accident that occurred in Farmersville, Texas on June 28, 2021 that resulted in two fatalities and injuries to two others. Three civil actions have been filed in Dallas, Texas against Atmos Energy and one of its contractors in response to the accident.
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices under contracts indexed to natural gas trading hubs or fixed price contracts. At September 30, 2022, we were committed to purchase 55.6 Bcf within one year and 89.1 Bcf within two to three years under indexed contracts. At September 30, 2022, we were committed to purchase 13.2 Bcf within one year under fixed price contracts with a weighted average price of $5.39 per Mcf. Purchases under these contracts totaled $352.6 million, $149.4 million and $58.5 million for 2022, 2021 and 2020.
Rate Regulatory Proceedings
As of September 30, 2022, routine rate regulatory proceedings were in progress in some of our service areas, which are discussed in further detail above in the Business — Ratemaking Activity section.
14.    Income Taxes
Income Tax Expense
The components of income tax expense from continuing operations for 2022, 2021 and 2020 were as follows:

	2022	2021	2020
	(In thousands)
Current
Federal	$2,849	$—	$—
State	28,125	252	14,193
Deferred
Federal	43,435	128,867	143,039
State (1)	3,101	24,617	(11,879)
Income tax expense	$77,510	$153,736	$145,353
(1)    Includes a non-cash income tax benefit of $21.0 million in fiscal 2020 resulting from the remeasurement of the rate at which state deferred taxes will reverse in the future as discussed below.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the provision for income taxes computed at the statutory rate of 21 percent to the reported provisions for income taxes from continuing operations for 2022, 2021 and 2020 are set forth below:

	2022	2021	2020
	(In thousands)
Tax at statutory rate	$178,901	$172,053	$156,827
Common stock dividends deductible for tax reporting	(1,355)	(1,372)	(1,419)
State taxes (net of federal benefit)	24,669	19,647	22,791
Amortization of excess deferred taxes	(127,193)	(45,382)	(16,125)
Remeasurement due to state deferred tax rate change	—	—	(20,962)
Other, net	2,488	8,790	4,241
Income tax expense	$77,510	$153,736	$145,353
Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that gave rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2022 and 2021 are presented below:

	2022	2021
	(In thousands)
Deferred tax assets:
Employee benefit plans	$57,094	$64,316
Net operating loss carryforwards	485,061	911,424
Charitable and other credit carryforwards	1,903	7,712
Regulatory excess deferred tax	110,548	148,200
Lease asset	50,007	52,138
Other	44,035	33,591
Total deferred tax assets	748,648	1,217,381
Valuation allowance	(523)	(663)
Net deferred tax assets	748,125	1,216,718
Deferred tax liabilities:
Difference in net book value and net tax value of assets	(2,431,757)	(2,258,264)
Gas cost adjustments	(43,964)	(26,413)
Winter Storm Uri regulatory asset	(20,710)	(471,025)
Lease liability	(50,007)	(52,138)
Rate deferral adjustment	(49,309)	(47,445)
Interest rate agreements	(106,820)	(20,156)
Other	(45,063)	(47,086)
Total deferred tax liabilities	(2,747,630)	(2,922,527)
Net deferred tax liabilities	$(1,999,505)	$(1,705,809)
We deduct our purchased gas costs for federal income tax purposes in the period they are paid. As a result of impacts from Winter Storm Uri, we recorded a $471.0 million (tax effected) increase in our deferred tax liability and an increase in our net operating loss carryforward as of September 30, 2021. As a result of the financing order issued by the Texas RRC on February 8, 2022, we reduced the deferred tax liability associated with the Winter Storm Uri regulatory asset and the corresponding deferred tax asset associated with net operating loss carry forwards by $450.3 million during fiscal 2022.
At September 30, 2022, we had $441.3 million (tax effected) of federal net operating loss carryforwards. The federal net operating loss carryforwards are available to offset future taxable income and have no expiration date. The Company has no charitable contribution carryforwards to offset future taxable income as of September 30, 2022.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has $43.8 million (tax effected) of state net operating loss carryforwards (net of $11.4 million of federal effects) and $1.9 million of state tax credits carryforwards (net of $0.5 million of federal effects). Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards expiration period begins in fiscal 2026.
At September 30, 2022, we had recorded liabilities associated with unrecognized tax benefits totaling $52.7 million, which includes $12.8 million in deferred tax liabilities. The following table reconciles the beginning and ending balance of our unrecognized tax benefits:

	2022	2021	2020
	(In thousands)
Unrecognized tax benefits - beginning balance	$32,792	$30,921	$27,716
Increase (decrease) resulting from prior period tax positions	(721)	671	(26)
Increase resulting from current period tax positions	20,612	1,200	3,231
Unrecognized tax benefits - ending balance	52,683	32,792	30,921
Less: deferred federal and state income tax benefits	(11,063)	(6,886)	(6,493)
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$41,620	$25,906	$24,428
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties included within interest charges in our consolidated statements of comprehensive income. During the years ended September 30, 2022, 2021 and 2020, the Company recognized approximately $1.3 million, $1.4 million and $0.7 million in interest and penalties. The Company had approximately $11.7 million, $10.4 million and $8.2 million for the payment of interest and penalties accrued at September 30, 2022, 2021 and 2020.
We file income tax returns in the U.S. federal jurisdiction as well as in various states where we have operations. We have concluded substantially all U.S. federal income tax matters through fiscal year 2009 and concluded substantially all Texas income tax matters through fiscal year 2010.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the TCJA) and a Kansas legislative change enacted in fiscal 2020. As of September 30, 2022 and 2021, $159.8 million and $155.9 million is recorded in other current liabilities.
Currently, the regulatory excess net deferred tax liability is being returned over various periods. Of this amount, $404.2 million, is being returned to customers over 35 - 60 months. An additional $78.4 million is being returned to customers on a provisional basis over 15 - 69 years until our regulators establish the final refund periods. The refund of the remaining $15.1 million will be addressed in future rate proceedings.
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
In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Our distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2021-2022 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 42 percent, or approximately 23.9 Bcf of the winter flowing gas requirements at a weighted average cost of approximately $3.67 per Mcf. We have not designated these financial instruments as hedges for accounting purposes.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Risk Management Activities
We manage interest rate risk by periodically entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
The following table summarizes our existing forward starting interest rate swaps as of September 30, 2022. These swaps were designated as cash flow hedges at the time the agreements were executed.

Planned Debt Issuance Date	Amount Hedged
(In thousands)
Fiscal 2024	$450,000
Fiscal 2025	600,000
Fiscal 2026	300,000
$1,350,000
Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our consolidated balance sheet and statements of comprehensive income.
As of September 30, 2022, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of September 30, 2022, we had 14,335 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.

Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of September 30, 2022 and 2021. As discussed in Note 2 to the consolidated financial statements, we report our financial instruments as risk management assets and liabilities, each of which is classified as current or noncurrent based upon the anticipated settlement date of the underlying financial instrument. The gross amounts of recognized assets and liabilities are netted within our consolidated balance sheets to the extent that we have netting arrangements with the counterparties. However, as of September 30, 2022 and 2021, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2022
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$355,075	$—
Total		355,075	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	26,207	(3,000)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	709	(1,129)
Total		26,916	(4,129)
Gross / Net Financial Instruments		$381,991	$(4,129)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2021
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$169,469	$—
Total		169,469	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	55,073	(5,269)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	6,144	—
Total		61,217	(5,269)
Gross / Net Financial Instruments		$230,686	$(5,269)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designate as cash flow hedges at the time the agreements were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our consolidated statements of comprehensive income for the years ended September 30, 2022, 2021 and 2020 was $3.8 million, $5.9 million and $5.5 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income, net of taxes, for the years ended September 30, 2022 and 2021.

	Fiscal Year Ended September 30
	2022	2021
	(In thousands)
Increase in fair value:
Interest rate agreements	$296,875	$123,017
Recognition of losses in earnings due to settlements:
Interest rate agreements	2,976	4,566
Total other comprehensive income from hedging, net of tax	$299,851	$127,583
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of September 30, 2022, we had $94.1 million of net realized gains in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net gains recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2053. However, the table below does not include the expected recognition in earnings of our outstanding interest rate agreements as those financial instruments have not yet settled.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Agreements
(In thousands)
2023	$2,120
2024	2,120
2025	2,120
2026	2,120
2027	2,120
Thereafter	83,547
Total	$94,147
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and 2021. As required under authoritative accounting literature, assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2022
	(In thousands)
Assets:
Financial instruments	$—	$381,991	$—	$—	$381,991
Debt and equity securities
Registered investment companies	26,367	—	—	—	26,367
Bond mutual funds	32,367	—	—	—	32,367
Bonds (2)	—	33,433	—	—	33,433
Money market funds	—	3,845	—	—	3,845
Total debt and equity securities	58,734	37,278	—	—	96,012
Total assets	$58,734	$419,269	$—	$—	$478,003
Liabilities:
Financial instruments	$—	$4,129	$—	$—	$4,129

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2021
	(In thousands)
Assets:
Financial instruments	$—	$230,686	$—	$—	$230,686
Debt and equity securities
Registered investment companies	35,175	—	—	—	35,175
Bond mutual funds	34,298	—	—	—	34,298
Bonds (2)	—	35,655	—	—	35,655
Money market funds	—	2,943	—	—	2,943
Total debt and equity securities	69,473	38,598	—	—	108,071
Total assets	$69,473	$269,284	$—	$—	$338,757
Liabilities:
Financial instruments	$—	$5,269	$—	$—	$5,269

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. We evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns and any intent to sell the security. As of September 30, 2022, no allowance for credit losses was recorded for our available-for-sale debt securities. At September 30, 2022 and 2021, the amortized cost of our available-for-sale debt securities was $34.1 million and $35.6 million. At September 30, 2022 we maintained investments in bonds that have contractual maturity dates ranging from October 2022 through September 2026.
Other Fair Value Measures
In addition to the financial instruments above, we have several financial and nonfinancial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable, finance leases and debt, which are recorded at carrying value. The nonfinancial assets and liabilities include asset retirement obligations and pension and postretirement plan assets. For cash and cash equivalents, accounts receivable, accounts payable and finance leases we consider carrying value to materially approximate fair value due to the short-term nature of these assets and liabilities.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our long-term debt, excluding finances leases, debt issuance costs and original issue premium or discount, as of September 30, 2022:

September 30, 2022
(In thousands)
Carrying Amount	$7,960,000
Fair Value	$6,918,843

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
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework issued by COSO and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of September 30, 2022, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Ernst & Young LLP has issued its report on the effectiveness of the Company’s internal control over financial reporting. That report appears below.

/s/ JOHN K. AKERS	/s/ CHRISTOPHER T. FORSYTHE
John K. Akers	Christopher T. Forsythe
President, Chief Executive Officer and Director	Senior Vice President and Chief Financial Officer

November 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Atmos Energy Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atmos Energy Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated November 14, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
November 14, 2022

Changes in Internal Control over Financial Reporting
We did not make any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of the fiscal year ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
Not applicable.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
Information regarding directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2023. Information regarding executive officers is reported below:
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information as of September 30, 2022, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

Name	Age	Years of Service	Office Currently Held
John K. Akers	59	31	President, Chief Executive Officer and Director
Christopher T. Forsythe	51	19	Senior Vice President and Chief Financial Officer
John S. McDill	58	35	Senior Vice President, Utility Operations
Karen E. Hartsfield	52	7	Senior Vice President, General Counsel and Corporate Secretary
John M. Robbins	52	9	Senior Vice President, Human Resources
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
John S. McDill was named Senior Vice President, Utility Operations, effective October 1, 2021. In this role, Mr. McDill is responsible for the operations of Atmos Energy's six utility divisions as well as gas supply. Prior to this promotion, Mr. McDill served as Vice President, Pipeline Safety from May 2012 to September 2021. Mr. McDill also served as Vice President of Operations in our Mississippi Division. Mr. McDill's years of service include that with Mississippi Valley Gas, a company acquired by Atmos Energy in 2002.
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
Identification of the members of the Audit Committee of the Board of Directors as well as the Board of Directors’ determination as to whether one or more audit committee financial experts are serving on the Audit Committee of the Board of

Directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2023.
The Company has adopted a code of ethics for its principal executive officer, principal financial officer and principal accounting officer. Such code of ethics is represented by the Company’s Code of Conduct, which is applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of the Company's Code of Conduct, as well as any amendment to or waiver granted from a provision of the Company's Code of Conduct is posted on the Company's website at www.atmosenergy.com/company/corporate-responsibility-reports.

ITEM 11.	Executive Compensation.
Information on executive compensation is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2023, under the captions "Director Compensation," "Compensation Discussion and Analysis," "Other Executive Compensation Matters" and "Named Executive Officer Compensation."

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security ownership of certain beneficial owners and of management is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2023, under the heading "Beneficial Ownership of Common Stock." Information concerning our equity compensation plans is provided in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
Information on certain relationships and related transactions as well as director independence is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2023, under the heading "Corporate Governance and Other Board Matters," and "Proposal One – Election of Directors."

ITEM 14.	Principal Accountant Fees and Services.
Information on our principal accountant’s fees and services is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2023, under the heading "Proposal Two – Ratification of Appointment of Independent Registered Public Accounting Firm."
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
3.     Exhibits

Exhibit Number	Description	Page Number or Incorporation by Reference to
Articles of Incorporation and Bylaws
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)

3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 5, 2019)	Exhibit 3.1 to Form 8-K dated February 5, 2019 (File No. 1-10042)
Instruments Defining Rights of Security Holders, Including Indentures
4.1(a)	Specimen Common Stock Certificate (Atmos Energy Corporation)	Exhibit 4.1 to Form 10-K for fiscal year ended September 30, 2012 (File No. 1-10042)
4.1(b)	Description of Registrant's Securities	Exhibit 4.1(b) to Form 10-K for fiscal year ended September 30, 2021 (File No. 1-10042)
4.2	Indenture dated as of November 15, 1995 between United Cities Gas Company and Bank of America Illinois, Trustee	Exhibit 4.11(a) to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.3	Indenture dated as of July 15, 1998 between Atmos Energy Corporation and U.S. Bank Trust National Association, Trustee	Exhibit 4.8 to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.4	Indenture dated as of May 22, 2001 between Atmos Energy Corporation and SunTrust Bank, Trustee	Exhibit 99.3 to Form 8-K dated May 22, 2001 (File No. 1-10042)
4.5	Indenture dated as of March 26, 2009 between Atmos Energy Corporation and U.S. Bank National Corporation, Trustee	Exhibit 4.1 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4.6(a)	Debenture Certificate for the 6 3/4% Debentures due 2028	Exhibit 99.2 to Form 8-K dated July 29, 1998 (File No. 1-10042)
4.6(b)	Global Security for the 5.95% Senior Notes due 2034	Exhibit 10(2)(g) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4.6(c)	Officers' Certificate dated June 10, 2011	Exhibit 4.1 to Form 8-K dated June 13, 2011 (File No. 1-10042)
4.6(d)	Global Security for the 5.5% Senior Notes due 2041	Exhibit 4.2 to Form 8-K dated June 13, 2011 (File No. 1-10042)
4.6(e)	Officers' Certificate dated January 11, 2013	Exhibit 4.1 to Form 8-K dated January 15, 2013 (File No. 1-10042)
4.6(f)	Global Security for the 4.15% Senior Notes due 2043	Exhibit 4.2 to Form 8-K dated January 15, 2013 (File No. 1-10042)
4.6(g)	Officers' Certificate dated October 15, 2014	Exhibit 4.1 to Form 8-K dated October 17, 2014 (File No. 1-10042)
4.6(h)	Global Security for the 4.125% Senior Notes due 2044	Exhibit 4.2 to Form 8-K dated October 17, 2014 (File No. 1-10042)
4.6(i)	Officers' Certificate dated June 8, 2017	Exhibit 4.1 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.6(j)	Officers' Certificate dated October 4, 2018	Exhibit 4.1 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.6(k)	Global Security for the 4.300% Senior Notes due 2048	Exhibit 4.2 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.6(l)	Global Security for the 4.300% Senior Notes due 2048	Exhibit 4.3 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.6(m)	Officers' Certificate dated March 4, 2019	Exhibit 4.1 to Form 8-K dated March 4, 2019 (File No. 1-10042)
4.6(n)	Global Security for the 4.125% Senior Notes due 2049	Exhibit 4.2 to Form 8-K dated March 4, 2019 (File No. 1-10042)
4.6(o)	Officers' Certificate dated October 2, 2019	Exhibit 4.1 to Form 8-K dated October 2, 2019 (File No. 1-10042)

4.6(p)	Global Security for the 2.625% Senior Notes due 2029	Exhibit 4.2 to Form 8-K dated October 2, 2019 (File No. 1-10042)
4.6(q)	Global Security for the 3.375% Senior Notes due 2049	Exhibit 4.3 to Form 8-K dated October 2, 2019 (File No. 1-10042)
4.6(r)	Officers' Certificate dated October 1, 2020	Exhibit 4.1 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.6(s)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.2 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.6(t)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.3 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.6(u)	Fixed Rate Notes Officers' Certificate dated March 9, 2021	Exhibit 4.1 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.6(v)	Floating Rate Notes Officers' Certificate dated March 9, 2021	Exhibit 4.2 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.6(w)	Global Security for the 0.625% Senior Notes due 2023	Exhibit 4.3 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.6(x)	Global Security for the 0.625% Senior Notes due 2023	Exhibit 4.4 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.6(y)	Global Security for the 0.625% Senior Notes due 2023	Exhibit 4.5 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.6(z)	Global Security for the Floating Rate Senior Notes due 2023	Exhibit 4.6 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.6(aa)	Global Security for the Floating Rate Senior Notes due 2023	Exhibit 4.7 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.6(bb)	Global Security for the Floating Rate Senior Notes due 2023	Exhibit 4.8 to Form 8-K dated March 9, 2021 (File No. 1-10042)
4.6(cc)	Officers' Certificate dated October 1, 2021	Exhibit 4.1 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.6(dd)	Global Security for the 2.850% Senior Notes due 2052	Exhibit 4.2 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.6(ee)	Global Security for the 2.850% Senior Notes due 2052	Exhibit 4.3 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.6(ff)	Officers' Certificate dated January 14, 2022	Exhibit 4.1 to Form 8-K dated January 14, 2022 (File No. 1-10042)
4.6(gg)	Global Security for the 2.625% Senior Notes due 2029	Exhibit 4.2 to Form 8-K dated January 14, 2022 (File No. 1-10042)
4.6(hh)	Officers' Certificate dated October 3, 2022	Exhibit 4.1 to Form 8-K dated October 3, 2022 (File No. 1-10042)
4.6(ii)	Global Security for the 5.450% Senior Notes due 2032	Exhibit 4.2 to Form 8-K dated October 3, 2022 (File No. 1-10042)
4.6(jj)	Global Security for the 5.750% Senior Notes due 2052	Exhibit 4.3 to Form 8-K dated October 3, 2022 (File No. 1-10042)
Material Contracts
10.1(a)	Revolving Credit Agreement, dated as of March 31, 2021, among Atmos Energy Corporation, Crédit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.1 to Form 8-K dated March 31, 2021 (File No. 1-10042)

10.1(b)	First Amendment to Revolving Credit Agreement, dated as of March 31, 2022, among Atmos Energy Corporation, Credit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.2 to Form 8-K dated April 1, 2022 (File No. 1-10042)
10.2(a)	Revolving Credit Agreement, dated as of March 31, 2021, among Atmos Energy Corporation, Crédit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.2 to Form 8-K dated March 31, 2021 (File No. 1-10042)
10.2(b)	First Amendment to Revolving Credit Agreement, dated as of March 31, 2022, among Atmos Energy Corporation, Credit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.1 to Form 8-K dated April 1, 2022 (File No. 1-10042)
10.3(a)	Equity Distribution Agreement, dated as of February 12, 2020, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated February 12, 2020 (File No. 1-10042)
10.3(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated February 12, 2020 (File No. 1-10042)
10.4(a)	Equity Distribution Agreement, dated as of June 29, 2021, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated June 29, 2021 (File No. 1-10042)
10.4(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated June 29, 2021 (File No. 1-10042)
10.5(a)	Equity Distribution Agreement, dated as of March 23, 2022, among Atmos Energy Corporation and the Managers and Forward Purchases named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated March 23, 2022 (File No. 1-10042)
10.5(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated March 23, 2022 (File No. 1-10042)
Executive Compensation Plans and Arrangements
10.6(a)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier I	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.6(b)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier II	Exhibit 10.7(b) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.7(a)*	Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31 to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.7(b)*	Amendment No. 1 to the Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31(a) to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.8*	Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated August 3, 2021)	Exhibit 10.1 to Form 8-K dated August 3, 2021 (File No. 1-10042)
10.9(a)*	Atmos Energy Corporation Supplemental Executive Benefits Plan, Amended and Restated in its Entirety August 7, 2007	Exhibit 10.8(a) to Form 10-K for fiscal year ended September 30, 2008 (File No. 1-10042)

10.9(b)*	Form of Individual Trust Agreement for the Supplemental Executive Benefits Plan	Exhibit 10.3 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.10(a)*	Atmos Energy Corporation Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2016)	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)
10.10(b)*	Atmos Energy Corporation Performance-Based Supplemental Executive Benefits Plan Trust Agreement, Effective Date December 1, 2000	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.11*	Atmos Energy Corporation Account Balance Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2022)	Exhibit 10.1 to Form 10-Q dated December 31, 2021 (File No. 1-10042)
10.12(a)*	Mini-Med/Dental Benefit Extension Agreement dated October 1, 1994	Exhibit 10.28(f) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.12(b)*	Amendment No. 1 to Mini-Med/Dental Benefit Extension Agreement dated August 14, 2001	Exhibit 10.28(g) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.12(c)*	Amendment No. 2 to Mini-Med/Dental Benefit Extension Agreement dated December 31, 2002	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2002 (File No. 1-10042)
10.13*	Atmos Energy Corporation Equity Incentive and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of January 1, 2012	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2011 (File No. 1-10042)
10.14(a)*	Atmos Energy Corporation 1998 Long-Term Incentive Plan (as amended and restated February 3, 2021)
10.14(b)*	Form of Award Agreement of Time-Lapse Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.13(b) to Form 10-K for fiscal year ended September 20, 2020 (File No. 1-10042)
10.14(c)*	Form of Award Agreement of Performance-Based Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.13(c) to Form 10-K for fiscal year ended September 20, 2020 (File No. 1-10042)
10.14(d)*	Form of Non-Employee Director Award Agreement of Time-Lapse Restricted Stock Units Under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.11(d) to Form 10-K for fiscal year ended September 30, 2019 (File No. 1-10042)
10.14(e)*	Form of Non-Employee Director Award Agreement of Stock Unit Awards Under The Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.11(e) to Form 10-K for fiscal year ended September 30, 2019 (File No. 1-10042)
Other Exhibits, as indicated
21	Subsidiaries of the registrant
23.1	Consent of independent registered public accounting firm, Ernst & Young LLP
24	Power of Attorney	Signature page of Form 10-K for fiscal year ended September 30, 2022
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications**
Interactive Data File
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."
**	These certifications pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Annual Report on Form 10-K, will not be deemed to be filed with the Securities and Exchange Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

ITEM 16.	Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION
(Registrant)

By:	/s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer
Date: November 14, 2022

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ KIM R. COCKLIN	Chairman of the Board	November 14, 2022
Kim R. Cocklin

/s/ JOHN K. AKERS	President, Chief Executive Officer and Director	November 14, 2022
John K. Akers

/s/ CHRISTOPHER T. FORSYTHE	Senior Vice President and Chief Financial Officer	November 14, 2022
Christopher T. Forsythe

/s/ RICHARD M. THOMAS	Vice President and Controller (Principal Accounting Officer)	November 14, 2022
Richard M. Thomas

/s/ JOHN C. ALE	Director	November 14, 2022
John C. Ale

/s/ KELLY H. COMPTON	Director	November 14, 2022
Kelly H. Compton

/s/ SEAN DONOHUE	Director	November 14, 2022
Sean Donohue

/s/ RAFAEL G. GARZA	Director	November 14, 2022
Rafael G. Garza

/s/ RICHARD K. GORDON	Director	November 14, 2022
Richard K. Gordon

/s/ NANCY K. QUINN	Director	November 14, 2022
Nancy K. Quinn

/s/ RICHARD A. SAMPSON	Director	November 14, 2022
Richard A. Sampson

/s/ DIANA J. WALTERS	Director	November 14, 2022
Diana J. Walters

/s/ FRANK YOHO	Director	November 14, 2022
Frank Yoho