Form 10-Q
period 2022-12-31
ATMOS ENERGY CORP
filed 2023-02-07
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of February 3, 2023.

Class		Shares Outstanding
Common stock	No Par Value	143,162,520

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SIP	System Integrity Program
SIR	System Integrity Rider
SOFR	Secured Overnight Financing Rate
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	September 30, 2022
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$20,987,313	$20,238,139
Less accumulated depreciation and amortization	3,015,645	2,997,900
Net property, plant and equipment	17,971,668	17,240,239
Current assets
Cash and cash equivalents	171,597	51,554
Accounts receivable, net (See Note 5)	826,416	363,708
Gas stored underground	323,678	357,941
Other current assets (See Note 8)	2,306,072	2,274,490
Total current assets	3,627,763	3,047,693
Goodwill	731,257	731,257
Deferred charges and other assets (See Note 8)	1,035,473	1,173,800
	$23,366,161	$22,192,989
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: December 31, 2022 — 143,155,761 shares; September 30, 2022 — 140,896,598 shares	$716	$704
Additional paid-in capital	6,065,763	5,838,118
Accumulated other comprehensive income	391,330	369,112
Retained earnings	3,378,465	3,211,157
Shareholders’ equity	9,836,274	9,419,091
Long-term debt	6,551,795	5,760,647
Total capitalization	16,388,069	15,179,738
Current liabilities
Accounts payable and accrued liabilities	574,723	496,019
Other current liabilities	755,687	720,157
Short-term debt	—	184,967
Current maturities of long-term debt	2,201,484	2,201,457
Total current liabilities	3,531,894	3,602,600
Deferred income taxes	2,075,596	1,999,505
Regulatory excess deferred taxes	345,799	385,213
Regulatory cost of removal obligation	494,626	487,631
Deferred credits and other liabilities	530,177	538,302
	$23,366,161	$22,192,989
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31
	2022	2021
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$1,440,426	$972,422
Pipeline and storage segment	186,629	162,918
Intersegment eliminations	(143,046)	(122,554)
Total operating revenues	1,484,009	1,012,786

Purchased gas cost
Distribution segment	881,915	496,799
Pipeline and storage segment	(858)	(3,411)
Intersegment eliminations	(142,808)	(122,225)
Total purchased gas cost	738,249	371,163

Operation and maintenance expense	185,016	159,110
Depreciation and amortization expense	146,020	127,856
Taxes, other than income	93,538	78,796
Operating income	321,186	275,861
Other non-operating income	21,191	8,702
Interest charges	36,760	19,851
Income before income taxes	305,617	264,712
Income tax expense	33,757	15,503
Net income	$271,860	$249,209
Basic net income per share	$1.92	$1.86
Diluted net income per share	$1.91	$1.86
Cash dividends per share	$0.74	$0.68
Basic weighted average shares outstanding	141,820	133,682
Diluted weighted average shares outstanding	141,937	133,689

Net income	$271,860	$249,209
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $25 and $(20)	87	(69)
Cash flow hedges:
Amortization and unrealized gains (losses) on interest rate agreements, net of tax of $6,397 and $(13,260)	22,131	(45,878)
Total other comprehensive income (loss)	22,218	(45,947)
Total comprehensive income	$294,078	$203,262
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31
	2022	2021
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$271,860	$249,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	146,020	127,856
Deferred income taxes	29,693	11,813
Other	(17,508)	(12,689)
Net assets / liabilities from risk management activities	218	(8,834)
Net change in other operating assets and liabilities	(241,383)	(305,531)
Net cash provided by operating activities	188,900	61,824
Cash Flows From Investing Activities
Capital expenditures	(795,660)	(684,180)
Debt and equity securities activities, net	(2,472)	2,374
Other, net	5,621	2,058
Net cash used in investing activities	(792,511)	(679,748)
Cash Flows From Financing Activities
Net decrease in short-term debt	(184,967)	—
Net proceeds from equity issuances	220,000	261,943
Issuance of common stock through stock purchase and employee retirement plans	3,779	3,918
Proceeds from issuance of long-term debt	797,258	596,142
Cash dividends paid	(104,552)	(90,411)
Debt issuance costs	(7,864)	(6,386)
Net cash provided by financing activities	723,654	765,206
Net increase in cash and cash equivalents	120,043	147,282
Cash and cash equivalents at beginning of period	51,554	116,723
Cash and cash equivalents at end of period	$171,597	$264,005

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2022
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to approximately 3.3 million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at December 31, 2022, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Because of seasonal and other factors, the results of operations for the three-month period ended December 31, 2022 are not indicative of our results of operations for the full 2023 fiscal year, which ends September 30, 2023.
No events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the unaudited condensed consolidated financial statements.
Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
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
Significant regulatory assets and liabilities as of December 31, 2022 and September 30, 2022 included the following:

	December 31, 2022	September 30, 2022
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$26,977	$31,122
Infrastructure mechanisms (1)	164,818	235,972
Winter Storm Uri incremental costs (2)	2,125,787	2,109,454
Deferred gas costs	41,096	119,742
Regulatory excess deferred taxes (3)	48,033	47,311
Recoverable loss on reacquired debt	3,364	3,406
Deferred pipeline record collection costs	38,647	36,898
Other	23,088	21,467
	$2,471,810	$2,605,372
Regulatory liabilities:
Regulatory excess deferred taxes (3)	$506,406	$545,021
Regulatory cost of removal obligation	572,384	568,307
Deferred gas costs	39,013	28,834
Asset retirement obligation	5,737	5,737
APT annual adjustment mechanism	37,443	31,138
Pension and postretirement benefit costs	151,843	156,857
Other	27,141	23,013
	$1,339,967	$1,358,907

(1)Infrastructure mechanisms in Texas, Louisiana and Tennessee allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.
(2)Includes extraordinary gas costs incurred during Winter Storm Uri and certain related carrying costs. See Note 8 to the unaudited condensed consolidated financial statements for further information. This amount is recorded within other current assets and deferred charges and other assets on the condensed consolidated balance sheet as of December 31, 2022 and September 30, 2022.
(3)Regulatory excess deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of Tax Cuts and Jobs Act of 2017 (the "TCJA") and a Kansas legislative change enacted in fiscal 2020. See Note 11 to the unaudited condensed consolidated financial statements for further information.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Income statements and capital expenditures for the three months ended December 31, 2022 and 2021 by segment are presented in the following tables:

	Three Months Ended December 31, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,439,693	$44,316	$—	$1,484,009
Intersegment revenues	733	142,313	(143,046)	—
Total operating revenues	1,440,426	186,629	(143,046)	1,484,009
Purchased gas cost	881,915	(858)	(142,808)	738,249
Operation and maintenance expense	136,469	48,785	(238)	185,016
Depreciation and amortization expense	105,664	40,356	—	146,020
Taxes, other than income	84,622	8,916	—	93,538
Operating income	231,756	89,430	—	321,186
Other non-operating income	6,774	14,417	—	21,191
Interest charges	22,839	13,921	—	36,760
Income before income taxes	215,691	89,926	—	305,617
Income tax expense	21,223	12,534	—	33,757
Net income	$194,468	$77,392	$—	$271,860
Capital expenditures	$443,544	$352,116	$—	$795,660

	Three Months Ended December 31, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$971,636	$41,150	$—	$1,012,786
Intersegment revenues	786	121,768	(122,554)	—
Total operating revenues	972,422	162,918	(122,554)	1,012,786
Purchased gas cost	496,799	(3,411)	(122,225)	371,163
Operation and maintenance expense	123,284	36,155	(329)	159,110
Depreciation and amortization expense	92,797	35,059	—	127,856
Taxes, other than income	69,045	9,751	—	78,796
Operating income	190,497	85,364	—	275,861
Other non-operating income	1,916	6,786	—	8,702
Interest charges	8,548	11,303	—	19,851
Income before income taxes	183,865	80,847	—	264,712
Income tax expense	4,294	11,209	—	15,503
Net income	$179,571	$69,638	$—	$249,209
Capital expenditures	$437,382	$246,798	$—	$684,180

Balance sheet information at December 31, 2022 and September 30, 2022 by segment is presented in the following tables:

	December 31, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$13,155,891	$4,815,777	$—	$17,971,668
Total assets	$22,595,795	$5,113,402	$(4,343,036)	$23,366,161

	September 30, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$12,723,532	$4,516,707	$—	$17,240,239
Total assets	$21,424,586	$4,797,206	$(4,028,803)	$22,192,989

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
Basic and diluted earnings per share for the three months ended December 31, 2022 and 2021 are calculated as follows:

	Three Months Ended December 31
	2022	2021
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$271,860	$249,209
Less: Income allocated to participating securities	167	166
Income available to common shareholders	$271,693	$249,043
Basic weighted average shares outstanding	141,820	133,682
Net income per share — Basic	$1.92	$1.86
Diluted Earnings Per Share
Income available to common shareholders	$271,693	$249,043
Effect of dilutive shares	—	—
Income available to common shareholders	$271,693	$249,043
Basic weighted average shares outstanding	141,820	133,682
Dilutive shares	117	7
Diluted weighted average shares outstanding	141,937	133,689
Net income per share — Diluted	$1.91	$1.86

5.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31, 2022		Three Months Ended December 31, 2021
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$953,051	$—	$575,841	$—
Commercial	388,667	—	250,761	—
Industrial	59,215	—	48,681	—
Public authority and other	22,826	—	15,192	—
Total gas sales revenues	1,423,759	—	890,475	—
Transportation revenues	32,162	195,252	27,869	163,859
Miscellaneous revenues	2,282	2,722	2,599	6,543
Revenues from contracts with customers	1,458,203	197,974	920,943	170,402
Alternative revenue program revenues (1)	(18,322)	(11,345)	50,986	(7,484)
Other revenues	545	—	493	—
Total operating revenues	$1,440,426	$186,629	$972,422	$162,918

(1)    In our distribution segment, we have weather-normalization adjustment mechanisms that serve to mitigate the effects of weather on our revenue. Additionally, APT has a regulatory mechanism that requires that we share with its tariffed customers 75% of the difference between the total non-tariffed revenues earned during a test period and a revenue benchmark.
Accounts receivable and allowance for uncollectible accounts
Accounts receivable arise from natural gas sales to residential, commercial, industrial, public authority and other customers. Our accounts receivable balance includes unbilled amounts which represent a customer’s consumption of gas from the date of the last cycle billing through the last day of the month. Our policy related to the accounting for our accounts receivable and allowance for uncollectible accounts is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. During the three months ended December 31, 2022, there were no material changes to this policy. Rollforwards of our allowance for uncollectible accounts for the three months ended December 31, 2022 and 2021 are presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 81 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.

Three Months Ended December 31, 2022
(In thousands)
Beginning balance, September 30, 2022	$49,993
Current period provisions	7,233
Write-offs charged against allowance	(10,421)
Recoveries of amounts previously written off	808
Ending balance, December 31, 2022	$47,613

Three Months Ended December 31, 2021
(In thousands)
Beginning balance, September 30, 2021	$64,471
Current period provisions	6,370
Write-offs charged against allowance	(6,429)
Recoveries of amounts previously written off	522
Ending balance, December 31, 2021	$64,934

6.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Other than as described below, there were no material changes in the terms of our debt instruments during the three months ended December 31, 2022.
Long-term debt at December 31, 2022 and September 30, 2022 consisted of the following:

	December 31, 2022	September 30, 2022
	(In thousands)
Unsecured 0.625% Senior Notes, due March 2023	$1,100,000	$1,100,000
Unsecured 3.00% Senior Notes, due June 2027	500,000	500,000
Unsecured 2.625% Senior Notes, due September 2029	500,000	500,000
Unsecured 1.50% Senior Notes, due January 2031	600,000	600,000
Unsecured 5.45% Senior Notes, due October 2032	300,000	—
Unsecured 5.95% Senior Notes, due October 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due June 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due January 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due October 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due October 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due March 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due September 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due February 2052	600,000	600,000
Unsecured 5.75% Senior Notes, due October 2052	500,000	—
Floating-rate Senior Notes, due March 2023	1,100,000	1,100,000
Medium-term note Series A, 1995-1, 6.67%, due December 2025	10,000	10,000
Unsecured 6.75% Debentures, due July 2028	150,000	150,000
Finance lease obligations	51,495	51,850
Total long-term debt	8,811,495	8,011,850
Less:
Original issue discount on unsecured senior notes and debentures	6,358	3,704
Debt issuance cost	51,858	46,042
Current maturities of long-term debt	2,201,484	2,201,457
	$6,551,795	$5,760,647
On October 3, 2022, we completed a public offering of $500 million of 5.75% senior notes due fiscal 2053, with an effective interest rate of 4.50%, after giving effect to the offering costs and settlement of our interest rate swaps, and $300 million of 5.45% senior notes due fiscal 2033, with an effective interest rate of 5.57%, after giving effect to the offering costs. The net proceeds from the offering, after the underwriting discount and offering expenses, of $789.4 million were used for general corporate purposes.

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
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that expires on March 31, 2027. This facility bears interest at a base rate or at a SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At December 31, 2022, there were no amounts outstanding under our commercial paper program. At September 30, 2022, there was $185.0 million outstanding under our commercial paper program.
We also have a $900 million three-year unsecured revolving credit facility, which expires March 31, 2025 and is used to provide additional working capital funding. This facility bears interest at a base rate or at a SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $100 million accordion feature, which provides the opportunity to increase the total committed loan to $1.0 billion. At December 31, 2022 and September 30, 2022, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which will expire March 31, 2023 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of December 31, 2022 and September 30, 2022.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which will expire March 31, 2023 and is used to issue letters of credit and to provide working capital funding. At December 31, 2022, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At December 31, 2022, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 48 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of December 31, 2022. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

7.    Shareholders' Equity
The following tables present a reconciliation of changes in stockholders' equity for the three months ended December 31, 2022 and 2021.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2022	140,896,598	$704	$5,838,118	$369,112	$3,211,157	$9,419,091
Net income	—	—	—	—	271,860	271,860
Other comprehensive income	—	—	—	22,218	—	22,218
Cash dividends ($0.74 per share)	—	—	—	—	(104,552)	(104,552)
Common stock issued:
Public and other stock offerings	2,147,210	11	223,768	—	—	223,779
Stock-based compensation plans	111,953	1	3,877	—	—	3,878
Balance, December 31, 2022	143,155,761	$716	$6,065,763	$391,330	$3,378,465	$9,836,274

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2021	132,419,754	$662	$5,023,751	$69,803	$2,812,673	$7,906,889
Net income	—	—	—	—	249,209	249,209
Other comprehensive loss	—	—	—	(45,947)	—	(45,947)
Cash dividends ($0.68 per share)	—	—	—	—	(90,411)	(90,411)
Common stock issued:
Public and other stock offerings	2,730,115	13	265,848	—	—	265,861
Stock-based compensation plans	275,212	2	3,942	—	—	3,944
Balance, December 31, 2021	135,425,081	$677	$5,293,541	$23,856	$2,971,471	$8,289,545
Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
We have a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities through June 29, 2024. At December 31, 2022, $1.4 billion of securities were available for issuance under this shelf registration statement.
We have an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion through June 29, 2024 (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program).
During the three months ended December 31, 2022, we executed forward sales under our ATM equity sales program with various forward sellers who borrowed and sold 1,687,190 shares of our common stock at an aggregate price of $199.8 million. During the three months ended December 31, 2022, we also settled forward sale agreements with respect to 2,114,488 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $220.0 million. As of December 31, 2022, $281.9 million of equity was available for issuance under our existing ATM program. Additionally, we had $754.9 million in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In thousands)	Forward Price
September 29, 2023	2,437,669	$271,874	$111.53
December 29, 2023	919,898	105,542	$114.73
March 28, 2024	2,744,502	318,963	$116.22
June 28, 2024	496,793	58,487	$117.73
Total	6,598,862	$754,866	$114.39

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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2022	$(495)	$369,607	$369,112
Other comprehensive income before reclassifications	87	22,661	22,748
Amounts reclassified from accumulated other comprehensive income	—	(530)	(530)
Net current-period other comprehensive income	87	22,131	22,218
December 31, 2022	$(408)	$391,738	$391,330

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2021	$47	$69,756	$69,803
Other comprehensive loss before reclassifications	(69)	(46,622)	(46,691)
Amounts reclassified from accumulated other comprehensive income	—	744	744
Net current-period other comprehensive loss	(69)	(45,878)	(45,947)
December 31, 2021	$(22)	$23,878	$23,856

8.    Winter Storm Uri
Overview
As described in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, a historic winter storm impacted supply, market pricing and demand for natural gas in our service territories in mid-February 2021. During this time, the governors of Kansas and Texas each declared a state of emergency, and certain regulatory agencies issued emergency orders that impacted the utility and natural gas industries, including statewide utilities curtailment programs and orders encouraging or requiring jurisdictional natural gas utilities to work to ensure customers were provided with safe and reliable natural gas service.
Due to the historic nature of this winter storm, we experienced unforeseeable and unprecedented market pricing for gas costs, which resulted in aggregated natural gas purchases during the month of February of approximately $2.3 billion. These gas costs were paid using funds received from a public offering of debt securities completed in March 2021 of $2.2 billion.
Regulatory Asset Accounting
Our purchased gas costs are recoverable through purchased gas cost adjustment mechanisms in each state where we operate. Due to the unprecedented level of purchased gas costs incurred during Winter Storm Uri, the Kansas Corporation Commission (KCC) and the Railroad Commission of Texas (RRC) issued orders authorizing natural gas utilities to record a regulatory asset to account for the extraordinary costs associated with the winter storm. Pursuant to these orders, as of December 31, 2022, we have recorded a $2.1 billion regulatory asset for incremental costs, including certain carrying costs, incurred in Kansas ($89.0 million) and Texas ($2,021.9 million). Additionally, pursuant to a separate regulatory order issued by the RRC, we have deferred $14.9 million in carrying costs incurred after September 1, 2022.
Securitization Proceedings
To minimize the impact on the customer bill by extending the recovery periods for these unprecedented purchased gas costs, the Kansas and Texas State Legislatures each enacted securitization legislation during fiscal 2021, as described in further detail in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Kansas
The KCC issued a financing order on October 25, 2022, which authorizes us to securitize, through the issuance of bonds, $118.5 million, which includes the carrying costs and estimated interest related to the securitization over a time period not to exceed 12 years. We currently expect the issuance of bonds to take place during fiscal 2023. Because we intend to recover these costs over several years, we have recorded the regulatory asset for Kansas as a long-term asset in deferred charges and other assets as of December 31, 2022.
Texas
On February 8, 2022, the RRC issued a Financing Order that authorizes the Texas Public Financing Authority to issue customer rate relief bonds to securitize the costs that were approved in the Final Determination over a period not to exceed 30 years. Upon receipt of the securitization funds we will repay outstanding debt utilized to finance gas costs incurred during Winter Storm Uri.

9.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three months ended December 31, 2022 and 2021 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.

	Three Months Ended December 31
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,908	$4,323	$1,546	$2,559
Interest cost (1)	7,325	5,063	3,478	2,683
Expected return on assets (1)	(7,278)	(7,383)	(2,804)	(3,312)
Amortization of prior service cost (credit) (1)	(30)	(58)	(3,285)	(3,309)
Amortization of actuarial (gain) loss (1)	164	1,951	(1,863)	—
Net periodic pension cost	$3,089	$3,896	$(2,928)	$(1,379)

(1)    The components of net periodic cost other than the service cost component are included in the line item other non-operating expense in the condensed consolidated statements of comprehensive income or are capitalized on the condensed consolidated balance sheets as a regulatory asset or liability, as described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
For the three months ended December 31, 2022 we contributed $3.0 million to our postretirement medical plans. We anticipate contributing a total of between $15 million and $25 million to our postretirement plans during fiscal 2023.

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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices under contracts indexed to natural gas hubs or fixed price contracts. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. There were no material changes to the purchase commitments for the three months ended December 31, 2022.
Future Lease Payments
Two service center leases are expected to commence in the fourth quarter of fiscal 2023 that impact our future lease payments. The total future lease payments for these leases are $48.1 million.
Rate Regulatory Proceedings
As of December 31, 2022, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the three months ended December 31, 2022.

11.    Income Taxes
Income Tax Expense
Our interim effective tax rates reflect the estimated annual effective tax rates for the fiscal years ended September 30, 2023 and 2022, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended December 31, 2022 and 2021 were 11.0% and 5.9%. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the amortization of excess deferred federal income tax liabilities, tax credits, state income taxes and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA") and a Kansas legislative change enacted in fiscal 2020. Currently, the regulatory excess net deferred tax liability of $458.4 million is being returned over various periods. Of this amount, $368.8 million is being returned to customers over 35 - 60 months. An additional $74.5 million is being returned to customers on a provisional basis over 15 - 69 years until our regulators establish the final refund periods. The refund of the remaining $15.1 million will be addressed in future rate proceedings.
As of December 31, 2022 and September 30, 2022, $160.6 million and $159.8 million is recorded in other current liabilities.

12.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 15 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. During the three months ended December 31, 2022, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.
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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2022-2023 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we anticipate hedging approximately 32 percent, or 17.7 Bcf, of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.
Interest Rate Risk Management Activities
We manage interest rate risk by periodically entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
The following table summarizes our existing forward starting interest rate swaps as of December 31, 2022. These swaps were designated as cash flow hedges at the time the agreements were executed.

Planned Debt Issuance Date	Amount Hedged
(In thousands)
Fiscal 2024	$450,000
Fiscal 2025	600,000
Fiscal 2026	300,000
$1,350,000
Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and statements of comprehensive income.
As of December 31, 2022, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of December 31, 2022, we had 12,039 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of December 31, 2022 and September 30, 2022. The gross amounts of recognized assets and liabilities are netted within our unaudited condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, as of December 31, 2022 and September 30, 2022, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

		December 31, 2022
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Other current assets / Other current liabilities	$107,834	$—
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	276,451	—
Total		384,285	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	3,255	(10,443)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	316	(1,597)
Total		3,571	(12,040)
Gross / Net Financial Instruments		$387,856	$(12,040)

		September 30, 2022
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$355,075	$—
Total		355,075	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	26,207	(3,000)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	709	(1,129)
Total		26,916	(4,129)
Gross / Net Financial Instruments		$381,991	$(4,129)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net (gain) loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended December 31, 2022 and 2021 was $(0.7) million and $1.0 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three months ended December 31, 2022 and 2021. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the statement of comprehensive income as incurred.

	Three Months Ended December 31
	2022	2021
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$22,661	$(46,622)
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	(530)	744
Total other comprehensive income (loss) from hedging, net of tax	$22,131	$(45,878)
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of December 31, 2022, we had $93.6 million of net realized gains in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net gains recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2053. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$2,120
Thereafter	91,497
Total	$93,617

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

13.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. During the three months ended December 31, 2022, there were no changes in these methods.
Fair value measurements also apply to the valuation of our pension and postretirement plan assets. Current accounting guidance requires employers to annually disclose information about fair value measurements of the assets of a defined benefit pension or other postretirement plan. The fair value of these assets is presented in Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and September 30, 2022. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	December 31, 2022
	(In thousands)
Assets:
Financial instruments	$—	$387,856	$—	$—	$387,856
Debt and equity securities
Registered investment companies	26,984	—	—	—	26,984
Bond mutual funds	32,753	—	—	—	32,753
Bonds (2)	—	35,696	—	—	35,696
Money market funds	—	2,823	—	—	2,823
Total debt and equity securities	59,737	38,519	—	—	98,256
Total assets	$59,737	$426,375	$—	$—	$486,112
Liabilities:
Financial instruments	$—	$12,040	$—	$—	$12,040

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2022
	(In thousands)
Assets:
Financial instruments	$—	$381,991	$—	$—	$381,991
Debt and equity securities
Registered investment companies	26,367	—	—	—	26,367
Bond mutual funds	32,367	—	—	—	32,367
Bonds (2)	—	33,433	—	—	33,433
Money market funds	—	3,845	—	—	3,845
Total debt and equity securities	58,734	37,278	—	—	96,012
Total assets	$58,734	$419,269	$—	$—	$478,003
Liabilities:
Financial instruments	$—	$4,129	$—	$—	$4,129

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns and any intent to sell the security. As of December 31, 2022, no allowance for credit losses was recorded for our available-for-sale debt securities. At December 31, 2022 and September 30, 2022, the amortized cost of our available-for-sale debt securities was $36.2 million and $34.1 million. At December 31, 2022, we maintained investments in bonds that have contractual maturity dates ranging from January 2023 through September 2026.
Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of December 31, 2022 and September 30, 2022:

	December 31, 2022	September 30, 2022
	(In thousands)
Carrying Amount	$8,760,000	$7,960,000
Fair Value	$7,856,154	$6,918,843
14.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 17 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. During the three months ended December 31, 2022, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of December 31, 2022, the related condensed consolidated statements of comprehensive income and cash flows for the three month periods ended December 31, 2022 and 2021, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2022, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated November 14, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
February 7, 2023

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2022.
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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to approximately 3.3 million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at December 31, 2022 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and include the following:
•Regulation
•Unbilled revenue
•Pension and other postretirement plans
•Impairment assessments
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the three months ended December 31, 2022.
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
During the three months ended December 31, 2022, we recorded net income of $271.9 million, or $1.91 per diluted share, compared to net income of $249.2 million, or $1.86 per diluted share for the three months ended December 31, 2021.
The 9 percent year-over-year increase in net income largely reflects positive rate outcomes driven by safety and reliability spending, offset by higher spending on certain operating expenses in both our segments.
During the three months ended December 31, 2022, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $111.8 million. Additionally, as of December 31, 2022, we had ratemaking efforts in progress seeking a total increase in annual operating income of $18.8 million.
Capital expenditures for the three months ended December 31, 2022 were $795.7 million. Over 85 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the three months ended December 31, 2022, we completed approximately $1.0 billion of long-term debt and equity financing. As of December 31, 2022, our equity capitalization was 52.9 percent. Excluding the $2.2 billion of incremental financing issued in conjunction with Winter Storm Uri, our equity capitalization was 60.0 percent. As of December 31, 2022, we had approximately $3.4 billion in total liquidity, consisting of $171.6 million in cash and cash equivalents, $754.9 million in funds available through equity forward sales agreements and $2,494.4 million in undrawn capacity under our credit facilities.
As a result of our sustained financial performance, our Board of Directors increased the quarterly dividend by 8.8 percent for fiscal 2023.
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
Our ability to earn our authorized rates of return is based primarily on our ability to improve the rate design in our various ratemaking jurisdictions to minimize regulatory lag and, ultimately, separate the recovery of our approved rates from customer usage patterns. Improving rate design is a long-term process and is further complicated by the fact that we operate in multiple rate jurisdictions. Under our current rate design, approximately 70 percent of our distribution segment revenues are earned through the first six months of the fiscal year. Additionally, we currently recover approximately 50 percent of our distribution segment revenue, excluding gas costs, through the base customer charge, which partially separates the recovery of our approved rate from customer usage patterns.
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
Three Months Ended December 31, 2022 compared with Three Months Ended December 31, 2021
Financial and operational highlights for our distribution segment for the three months ended December 31, 2022 and 2021 are presented below.

	Three Months Ended December 31
	2022	2021	Change
	(In thousands, unless otherwise noted)
Operating revenues	$1,440,426	$972,422	$468,004
Purchased gas cost	881,915	496,799	385,116
Operating expenses	326,755	285,126	41,629
Operating income	231,756	190,497	41,259
Other non-operating income	6,774	1,916	4,858
Interest charges	22,839	8,548	14,291
Income before income taxes	215,691	183,865	31,826
Income tax expense	21,223	4,294	16,929
Net income	$194,468	$179,571	$14,897
Consolidated distribution sales volumes — MMcf	100,078	69,545	30,533
Consolidated distribution transportation volumes — MMcf	40,600	38,597	2,003
Total consolidated distribution throughput — MMcf	140,678	108,142	32,536
Consolidated distribution average cost of gas per Mcf sold	$8.81	$7.14	$1.67

Operating income for our distribution segment increased 21.7 percent. Key drivers for the change in operating income include:
•a $57.5 million increase in rate adjustments, primarily in our Mid-Tex and Mississippi Divisions.
•a $5.7 million decrease in refunds of excess deferred taxes to customers.
•a $5.5 million increase related to residential customer growth and increased industrial load.
Partially offset by:
•a $16.0 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $13.2 million increase in operation and maintenance expense primarily attributable to increased line locate spending and increased administrative costs.
Interest charges increased $14.3 million primarily due to the issuance of long-term debt during the second quarter of fiscal 2022 and the first quarter of fiscal 2023.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended December 31, 2022 and 2021. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended December 31
	2022	2021	Change
	(In thousands)
Mid-Tex	$113,928	$106,358	$7,570
Kentucky/Mid-States	28,185	25,538	2,647
Louisiana	25,348	21,154	4,194
West Texas	21,206	20,874	332
Mississippi	27,049	24,700	2,349
Colorado-Kansas	14,967	2,815	12,152
Other	1,073	(10,942)	12,015
Total	$231,756	$190,497	$41,259

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first three months of fiscal 2023, we implemented, or received approval to implement, regulatory proceedings, resulting in a $111.8 million increase in annual operating income as summarized below. Our ratemaking outcomes include the refund of excess deferred income taxes (EDIT) resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit. Excluding these amounts, our total rate outcomes for ratemaking activities for the three months ended December 31, 2022 were $112.2 million.

Rate Action	Annual Increase in Operating Income	EDIT Impact	Annual Increase in Operating Income Excluding EDIT
	(In thousands)
Annual formula rate mechanisms	$111,846	$342	$112,188
Rate case filings	—	—	—
Other rate activity	—	—	—
	$111,846	$342	$112,188

The following ratemaking efforts seeking $18.8 million in increased annual operating income were in progress as of December 31, 2022:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Rate Case	Colorado	$7,554
Colorado-Kansas	Rate Case	Kansas	7,989
Colorado-Kansas	Infrastructure Mechanism	Colorado (1)	1,971
Colorado-Kansas	Ad Valorem	Kansas (2)	1,320
			$18,834
(1)    The Colorado Public Utilities Commission approved the SSIR implementation at their December 21, 2022 meeting with rates effective January 1, 2023.
(2)    The Kansas Corporation Commission approved the Ad Valorem filing on January 17, 2023, with rates effective February 1, 2023.

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

The following annual formula rate mechanisms were approved during the three months ended December 31, 2022:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	EDIT Impact	Increase in Annual Operating Income Excluding EDIT	Effective Date
			(In thousands)
2023 Filings:
Mississippi	Mississippi - SIR	10/31/2023	$8,560	$—	$8,560	11/01/2022
Mississippi	Mississippi - SRF	10/31/2023	12,188	778	12,966	11/01/2022
Kentucky/Mid-States	Kentucky PRP (1)	09/30/2023	1,904	—	1,904	10/02/2022
Mid-Tex	Mid-Tex Cities RRM	12/31/2021	81,402	(395)	81,007	10/01/2022
West Texas	West Texas Cities RRM	12/31/2021	7,315	(41)	7,274	10/01/2022
Kentucky/Mid-States	Virginia - SAVE	09/30/2023	477	—	477	10/01/2022
Total 2023 Filings			$111,846	$342	$112,188
(1)    Rates were implemented on October 2, 2022, subject to refund.
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. There was no rate case activity completed during the three months ended December 31, 2022.

Other Ratemaking Activity
The Company had no other ratemaking activity during the three months ended December 31, 2022.

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
Three Months Ended December 31, 2022 compared with Three Months Ended December 31, 2021
Financial and operational highlights for our pipeline and storage segment for the three months ended December 31, 2022 and 2021 are presented below.

	Three Months Ended December 31
	2022	2021	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$146,231	$127,323	$18,908
Third-party transportation revenue	38,079	30,625	7,454
Other revenue	2,319	4,970	(2,651)
Total operating revenues	186,629	162,918	23,711
Total purchased gas cost	(858)	(3,411)	2,553
Operating expenses	98,057	80,965	17,092
Operating income	89,430	85,364	4,066
Other non-operating income	14,417	6,786	7,631
Interest charges	13,921	11,303	2,618
Income before income taxes	89,926	80,847	9,079
Income tax expense	12,534	11,209	1,325
Net income	$77,392	$69,638	$7,754
Gross pipeline transportation volumes — MMcf	206,244	181,468	24,776
Consolidated pipeline transportation volumes — MMcf	142,076	136,067	6,009
Operating income for our pipeline and storage segment increased 4.8 percent. Key drivers for the change in operating income include:
•a $21.0 million increase due to rate adjustments from the GRIP filing approved in May 2022. The increase in rates was driven by increased safety and reliability spending.
•a $4.9 million net increase in APT's through-system activities primarily associated with increased prices.
Partially offset by:
•a $12.6 million increase in operation and maintenance expense primarily attributable to in-line inspection spending.
•a $4.4 million increase in depreciation and property tax expenses associated with increased capital investments.
•a $3.4 million decrease in other revenues due to a nonrecurring retention gas sale in the prior year.

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
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities. As of December 31, 2022, $1.4 billion of securities were available for issuance under the shelf registration statement, which expires June 29, 2024.
We also have an at-the-market (ATM) equity sales program that allows us to issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires June 29, 2024. As of December 31, 2022, $281.9 million of equity was available for issuance under this ATM equity sales program. Additionally, as of

December 31, 2022, we had $754.9 million in available proceeds from outstanding forward sale agreements. Additional details are summarized in Note 7 to the unaudited condensed consolidated financial statements.
The following table summarizes our existing forward starting interest rate swaps as of December 31, 2022.

Planned Debt Issuance Date	Amount Hedged	Effective Interest Rate
	(In thousands)
Fiscal 2024	$450,000	1.80%
Fiscal 2025	600,000	1.75%
Fiscal 2026	300,000	2.16%
	$1,350,000
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2023. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
On March 9, 2023, $2.2 billion in long-term notes issued to pay for gas costs incurred during Winter Storm Uri will mature. We had anticipated paying off these notes prior to their maturity primarily using net proceeds from a Texas statewide securitization program that was authorized by the Texas Legislature in 2021. We currently anticipate this process will not be completed prior to March 9, 2023. Therefore, we currently anticipate using a combination of a syndicated bank term loan, borrowings on our credit facilities and cash to pay off these notes.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of December 31, 2022, September 30, 2022 and December 31, 2021:

	December 31, 2022		September 30, 2022		December 31, 2021
	(In thousands, except percentages)
Short-term debt	$—	—%	$184,967	1.1%	$—	—%
Long-term debt (1)	8,753,279	47.1%	7,962,104	45.3%	7,956,554	49.0%
Shareholders’ equity (2)	9,836,274	52.9%	9,419,091	53.6%	8,289,545	51.0%
Total	$18,589,553	100.0%	$17,566,162	100.0%	$16,246,099	100.0%
(1)     Inclusive of our finance leases.
(2)     Excluding the $2.2 billion of incremental financing issued to pay for the purchased gas costs incurred during Winter Storm Uri, our equity capitalization ratio was 60.0% at December 31, 2022, 61.3% at September 30, 2022 and 59.0% at December 31, 2021.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the three months ended December 31, 2022 and 2021 are presented below.

	Three Months Ended December 31
	2022	2021	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$188,900	$61,824	$127,076
Investing activities	(792,511)	(679,748)	(112,763)
Financing activities	723,654	765,206	(41,552)
Change in cash and cash equivalents	120,043	147,282	(27,239)
Cash and cash equivalents at beginning of period	51,554	116,723	(65,169)
Cash and cash equivalents at end of period	$171,597	$264,005	$(92,408)

Cash flows from operating activities
For the three months ended December 31, 2022, we generated cash flow from operating activities of $188.9 million compared with $61.8 million for the three months ended December 31, 2021. Operating cash flow increased $127.1 million primarily due to working capital changes, including the timing of payments for natural gas purchases and deferred gas cost recoveries and the positive effects of successful rate case outcomes achieved in fiscal 2022.
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
For the three months ended December 31, 2022, cash used for investing activities was $792.5 million compared to $679.7 million for the three months ended December 31, 2021. Capital spending increased $111.5 million, which was primarily the result of a $105.3 million increase in our pipeline and storage segment due to increased spending for pipeline system safety and reliability in Texas.
Cash flows from financing activities
For the three months ended December 31, 2022, our financing activities provided $723.7 million of cash compared with $765.2 million of cash provided by financing activities in the prior-year period.
In the three months ended December 31, 2022, we received approximately $1.0 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $500 million of 5.75% senior notes due fiscal 2053 and $300 million of 5.45% senior notes due fiscal 2033, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $789.4 million. Additionally, during the three months ended December 31, 2022, we settled 2,114,488 shares that had been sold on a forward basis for net proceeds of $220.0 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding.
In the three months ended December 31, 2021, we received approximately $0.9 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $600 million of 2.85% senior notes due 2052 and received net proceeds from the offering, after the underwriting discount and offering expenses, of $589.8 million. Additionally, during the three months ended December 31, 2021, we settled 2,689,327 shares that had been sold on a forward basis for net proceeds of $261.9 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding.
The following table summarizes our share issuances for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31
	2022	2021
Shares issued:
Direct Stock Purchase Plan	16,142	20,983
1998 Long-Term Incentive Plan	111,953	275,212
Retirement Savings Plan and Trust	16,580	19,805
Equity Issuance	2,114,488	2,689,327
Total shares issued	2,259,163	3,005,327
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). In November 2022, S&P revised our outlook from negative to stable. As of December 31, 2022, our outlook and current debt ratings, which are all considered investment grade are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of December 31, 2022. Our debt covenants are described in greater detail in Note 6 to the unaudited condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the three months ended December 31, 2022.
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
The following table shows the components of the change in fair value of our financial instruments for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31
	2022	2021
	(In thousands)
Fair value of contracts at beginning of period	$377,862	$225,417
Contracts realized/settled	6,322	22,601
Fair value of new contracts	(1,693)	1,184
Other changes in value	(6,675)	(129,284)
Fair value of contracts at end of period	375,816	119,918
Netting of cash collateral	—	—
Cash collateral and fair value of contracts at period end	$375,816	$119,918
The fair value of our financial instruments at December 31, 2022 is presented below by time period and fair value source:

	Fair Value of Contracts at December 31, 2022
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$100,646	$275,170	$—	$—	$375,816
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$100,646	$275,170	$—	$—	$375,816

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three months ended December 31, 2022 and 2021.
Distribution Sales and Statistical Data

	Three Months Ended December 31
	2022	2021
METERS IN SERVICE, end of period
Residential	3,167,556	3,120,873
Commercial	282,644	282,155
Industrial	1,644	1,653
Public authority and other	8,162	8,248
Total meters	3,460,006	3,412,929

INVENTORY STORAGE BALANCE — Bcf	63.7	70.5
SALES VOLUMES — MMcf (1)
Gas sales volumes
Residential	58,540	37,834
Commercial	30,508	23,008
Industrial	8,908	7,073
Public authority and other	2,122	1,630
Total gas sales volumes	100,078	69,545
Transportation volumes	42,444	40,315
Total throughput	142,522	109,860
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended December 31
	2022	2021
CUSTOMERS, end of period
Industrial	95	95
Other	209	202
Total	304	297

INVENTORY STORAGE BALANCE — Bcf	1.1	1.4
PIPELINE TRANSPORTATION VOLUMES — MMcf (1)	206,244	181,468
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
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. During the three months ended December 31, 2022, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of the fiscal year ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the three months ended December 31, 2022, except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2022.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 5, 2019)	Exhibit 3.1 to Form 8-K dated February 5, 2019 (File No. 1-10042)
4.1(a)	Officers' Certificate dated October 3, 2022	Exhibit 4.1 to Form 8-K dated October 3, 2022 (File No. 1-10042)
4.1(b)	Global Security for the 5.450% Senior Notes due 2032	Exhibit 4.2 to Form 8-K dated October 3, 2022 (File No. 1-10042)
4.1(c)	Global Security for the 5.750% Senior Notes due 2052	Exhibit 4.3 to Form 8-K dated October 3, 2022 (File No. 1-10042)
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: February 7, 2023