Form 10-Q
period 2023-03-31
ATMOS ENERGY CORP
filed 2023-05-03
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of April 28, 2023.

Class		Shares Outstanding
Common stock	No Par Value	144,487,306

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SIP	System Integrity Program
SIR	System Integrity Rider
SOFR	Secured Overnight Financing Rate
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	September 30, 2022
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$21,582,327	$20,238,139
Less accumulated depreciation and amortization	3,136,441	2,997,900
Net property, plant and equipment	18,445,886	17,240,239
Current assets
Cash and cash equivalents	95,175	51,554
Accounts receivable, net (See Note 5)	523,741	363,708
Gas stored underground	183,467	357,941
Other current assets (See Note 8)	270,723	2,274,490
Total current assets	1,073,106	3,047,693
Goodwill	731,257	731,257
Deferred charges and other assets (See Note 8)	1,061,612	1,173,800
	$21,311,861	$22,192,989
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: March 31, 2023 — 144,484,650 shares; September 30, 2022 — 140,896,598 shares	$722	$704
Additional paid-in capital	6,213,523	5,838,118
Accumulated other comprehensive income	360,997	369,112
Retained earnings	3,629,963	3,211,157
Shareholders’ equity	10,205,205	9,419,091
Long-term debt	6,553,097	5,760,647
Total capitalization	16,758,302	15,179,738
Current liabilities
Accounts payable and accrued liabilities	364,973	496,019
Other current liabilities	746,512	720,157
Short-term debt	—	184,967
Current maturities of long-term debt	1,512	2,201,457
Total current liabilities	1,112,997	3,602,600
Deferred income taxes	2,135,738	1,999,505
Regulatory excess deferred taxes	315,071	385,213
Regulatory cost of removal obligation	481,723	487,631
Deferred credits and other liabilities	508,030	538,302
	$21,311,861	$22,192,989
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31
	2023	2022
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$1,500,210	$1,610,546
Pipeline and storage segment	184,424	163,747
Intersegment eliminations	(143,661)	(124,474)
Total operating revenues	1,540,973	1,649,819

Purchased gas cost
Distribution segment	809,023	993,854
Pipeline and storage segment	621	1,683
Intersegment eliminations	(143,433)	(124,159)
Total purchased gas cost	666,211	871,378

Operation and maintenance expense	194,716	163,352
Depreciation and amortization expense	148,317	133,374
Taxes, other than income	109,091	96,583
Operating income	422,638	385,132
Other non-operating income	17,406	5,213
Interest charges	37,370	28,928
Income before income taxes	402,674	361,417
Income tax expense	45,003	36,418
Net income	$357,671	$324,999
Basic net income per share	$2.48	$2.37
Diluted net income per share	$2.48	$2.37
Cash dividends per share	$0.74	$0.68
Basic weighted average shares outstanding	143,941	136,834
Diluted weighted average shares outstanding	143,987	137,250

Net income	$357,671	$324,999
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $39 and $(47)	134	(161)
Cash flow hedges:
Amortization and unrealized gains (losses) on interest rate agreements, net of tax of $(8,806) and $35,228	(30,467)	121,884
Total other comprehensive income (loss)	(30,333)	121,723
Total comprehensive income	$327,338	$446,722
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended March 31
	2023	2022
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$2,940,636	$2,582,968
Pipeline and storage segment	371,053	326,665
Intersegment eliminations	(286,707)	(247,028)
Total operating revenues	3,024,982	2,662,605

Purchased gas cost
Distribution segment	1,690,938	1,490,653
Pipeline and storage segment	(237)	(1,728)
Intersegment eliminations	(286,241)	(246,384)
Total purchased gas cost	1,404,460	1,242,541

Operation and maintenance expense	379,732	322,462
Depreciation and amortization expense	294,337	261,230
Taxes, other than income	202,629	175,379
Operating income	743,824	660,993
Other non-operating income	38,597	13,915
Interest charges	74,130	48,779
Income before income taxes	708,291	626,129
Income tax expense	78,760	51,921
Net income	$629,531	$574,208
Basic net income per share	$4.40	$4.24
Diluted net income per share	$4.40	$4.24
Cash dividends per share	$1.48	$1.36
Basic weighted average shares outstanding	142,881	135,259
Diluted weighted average shares outstanding	142,963	135,470

Net income	$629,531	$574,208
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $64 and $(67)	221	(230)
Cash flow hedges:
Amortization and unrealized gains (losses) on interest rate agreements, net of tax of $(2,409) and $21,968	(8,336)	76,006
Total other comprehensive income (loss)	(8,115)	75,776
Total comprehensive income	$621,416	$649,984
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31
	2023	2022
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$629,531	$574,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	294,337	261,230
Deferred income taxes	59,060	40,122
Other	(27,496)	(12,812)
Net assets / liabilities from risk management activities	(1,482)	(4,172)
Net change in Winter Storm Uri current regulatory asset (See Note 8)	2,021,889	—
Net change in other operating assets and liabilities	(83,123)	(218,092)
Net cash provided by operating activities	2,892,716	640,484
Cash Flows From Investing Activities
Capital expenditures	(1,415,349)	(1,190,029)
Debt and equity securities activities, net	(4,560)	3,758
Other, net	9,519	4,302
Net cash used in investing activities	(1,410,390)	(1,181,969)
Cash Flows From Financing Activities
Net decrease in short-term debt	(184,967)	—
Net proceeds from equity issuances	359,683	594,320
Issuance of common stock through stock purchase and employee retirement plans	7,910	8,010
Proceeds from issuance of long-term debt	797,258	798,802
Proceeds from term loan	2,020,000	—
Repayment of term loan	(2,020,000)	—
Repayment of long-term debt	(2,200,000)	(200,000)
Cash dividends paid	(210,725)	(183,944)
Debt issuance costs	(7,864)	(8,196)
Other	—	(1,735)
Net cash provided by (used in) financing activities	(1,438,705)	1,007,257
Net increase in cash and cash equivalents	43,621	465,772
Cash and cash equivalents at beginning of period	51,554	116,723
Cash and cash equivalents at end of period	$95,175	$582,495

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2023
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at March 31, 2023, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 2023 are not indicative of our results of operations for the full 2023 fiscal year, which ends September 30, 2023.
Except as described in Note 6 and Note 12 to the unaudited condensed consolidated financial statements, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the unaudited condensed consolidated financial statements.
Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
During the second quarter of fiscal 2023, we completed our annual goodwill impairment assessment using a qualitative assessment, as permitted under U.S. GAAP. We test for goodwill at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired.
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
Significant regulatory assets and liabilities as of March 31, 2023 and September 30, 2022 included the following:

	March 31, 2023	September 30, 2022
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$24,096	$31,122
Infrastructure mechanisms (1)	203,010	235,972
Winter Storm Uri incremental costs (2)	121,493	2,109,454
Deferred gas costs	49,156	119,742
Regulatory excess deferred taxes (3)	47,656	47,311
Recoverable loss on reacquired debt	3,322	3,406
Deferred pipeline record collection costs	51,967	36,898
Other	13,231	21,467
	$513,931	$2,605,372
Regulatory liabilities:
Regulatory excess deferred taxes (3)	$466,496	$545,021
Regulatory cost of removal obligation	568,778	568,307
Deferred gas costs	97,407	28,834
Asset retirement obligation	5,737	5,737
APT annual adjustment mechanism	39,360	31,138
Pension and postretirement benefit costs	146,829	156,857
Other	30,703	23,013
	$1,355,310	$1,358,907

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

Income statements and capital expenditures for the three and six months ended March 31, 2023 and 2022 by segment are presented in the following tables:

	Three Months Ended March 31, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,499,437	$41,536	$—	$1,540,973
Intersegment revenues	773	142,888	(143,661)	—
Total operating revenues	1,500,210	184,424	(143,661)	1,540,973
Purchased gas cost	809,023	621	(143,433)	666,211
Operation and maintenance expense	151,353	43,591	(228)	194,716
Depreciation and amortization expense	106,310	42,007	—	148,317
Taxes, other than income	98,200	10,891	—	109,091
Operating income	335,324	87,314	—	422,638
Other non-operating income	7,465	9,941	—	17,406
Interest charges	21,420	15,950	—	37,370
Income before income taxes	321,369	81,305	—	402,674
Income tax expense	32,895	12,108	—	45,003
Net income	$288,474	$69,197	$—	$357,671
Capital expenditures	$424,989	$194,700	$—	$619,689

	Three Months Ended March 31, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,609,667	$40,152	$—	$1,649,819
Intersegment revenues	879	123,595	(124,474)	—
Total operating revenues	1,610,546	163,747	(124,474)	1,649,819
Purchased gas cost	993,854	1,683	(124,159)	871,378
Operation and maintenance expense	121,541	42,126	(315)	163,352
Depreciation and amortization expense	96,612	36,762	—	133,374
Taxes, other than income	87,236	9,347	—	96,583
Operating income	311,303	73,829	—	385,132
Other non-operating income	549	4,664	—	5,213
Interest charges	15,157	13,771	—	28,928
Income before income taxes	296,695	64,722	—	361,417
Income tax expense	27,844	8,574	—	36,418
Net income	$268,851	$56,148	$—	$324,999
Capital expenditures	$362,468	$143,381	$—	$505,849

	Six Months Ended March 31, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,939,130	$85,852	$—	$3,024,982
Intersegment revenues	1,506	285,201	(286,707)	—
Total operating revenues	2,940,636	371,053	(286,707)	3,024,982
Purchased gas cost	1,690,938	(237)	(286,241)	1,404,460
Operation and maintenance expense	287,822	92,376	(466)	379,732
Depreciation and amortization expense	211,974	82,363	—	294,337
Taxes, other than income	182,822	19,807	—	202,629
Operating income	567,080	176,744	—	743,824
Other non-operating income	14,239	24,358	—	38,597
Interest charges	44,259	29,871	—	74,130
Income before income taxes	537,060	171,231	—	708,291
Income tax expense	54,118	24,642	—	78,760
Net income	$482,942	$146,589	$—	$629,531
Capital expenditures	$868,533	$546,816	$—	$1,415,349

	Six Months Ended March 31, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,581,303	$81,302	$—	$2,662,605
Intersegment revenues	1,665	245,363	(247,028)	—
Total operating revenues	2,582,968	326,665	(247,028)	2,662,605
Purchased gas cost	1,490,653	(1,728)	(246,384)	1,242,541
Operation and maintenance expense	244,825	78,281	(644)	322,462
Depreciation and amortization expense	189,409	71,821	—	261,230
Taxes, other than income	156,281	19,098	—	175,379
Operating income	501,800	159,193	—	660,993
Other non-operating income	2,465	11,450	—	13,915
Interest charges	23,705	25,074	—	48,779
Income before income taxes	480,560	145,569	—	626,129
Income tax expense	32,138	19,783	—	51,921
Net income	$448,422	$125,786	$—	$574,208
Capital expenditures	$799,850	$390,179	$—	$1,190,029

Balance sheet information at March 31, 2023 and September 30, 2022 by segment is presented in the following tables:

	March 31, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$13,495,410	$4,950,476	$—	$18,445,886
Total assets	$20,565,390	$5,226,910	$(4,480,439)	$21,311,861

	September 30, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$12,723,532	$4,516,707	$—	$17,240,239
Total assets	$21,424,586	$4,797,206	$(4,028,803)	$22,192,989

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
Basic and diluted earnings per share for the three and six months ended March 31, 2023 and 2022 are calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$357,671	$324,999	$629,531	$574,208
Less: Income allocated to participating securities	212	202	381	379
Income available to common shareholders	$357,459	$324,797	$629,150	$573,829
Basic weighted average shares outstanding	143,941	136,834	142,881	135,259
Net income per share — Basic	$2.48	$2.37	$4.40	$4.24
Diluted Earnings Per Share
Income available to common shareholders	$357,459	$324,797	$629,150	$573,829
Effect of dilutive shares	—	—	—	—
Income available to common shareholders	$357,459	$324,797	$629,150	$573,829
Basic weighted average shares outstanding	143,941	136,834	142,881	135,259
Dilutive shares	46	416	82	211
Diluted weighted average shares outstanding	143,987	137,250	142,963	135,470
Net income per share — Diluted	$2.48	$2.37	$4.40	$4.24

5.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three and six months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$943,090	$—	$1,090,702	$—
Commercial	398,812	—	428,330	—
Industrial	45,044	—	54,372	—
Public authority and other	22,686	—	26,396	—
Total gas sales revenues	1,409,632	—	1,599,800	—
Transportation revenues	33,511	190,248	32,801	163,850
Miscellaneous revenues	2,662	1,152	2,680	2,284
Revenues from contracts with customers	1,445,805	191,400	1,635,281	166,134
Alternative revenue program revenues (1)	53,910	(6,976)	(25,246)	(2,387)
Other revenues	495	—	511	—
Total operating revenues	$1,500,210	$184,424	$1,610,546	$163,747

	Six Months Ended March 31, 2023		Six Months Ended March 31, 2022
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$1,896,141	$—	$1,666,543	$—
Commercial	787,479	—	679,091	—
Industrial	104,259	—	103,053	—
Public authority and other	45,512	—	41,588	—
Total gas sales revenues	2,833,391	—	2,490,275	—
Transportation revenues	65,673	385,500	60,670	327,709
Miscellaneous revenues	4,944	3,874	5,279	8,827
Revenues from contracts with customers	2,904,008	389,374	2,556,224	336,536
Alternative revenue program revenues (1)	35,588	(18,321)	25,740	(9,871)
Other revenues	1,040	—	1,004	—
Total operating revenues	$2,940,636	$371,053	$2,582,968	$326,665
(1)    In our distribution segment, we have weather-normalization adjustment mechanisms that serve to mitigate the effects of weather on our revenue. Additionally, APT has a regulatory mechanism that requires that APT shares with its tariffed customers 75% of the difference between the total non-tariffed revenues earned during a test period and a revenue benchmark.
Accounts receivable and allowance for uncollectible accounts
Accounts receivable arise from natural gas sales to residential, commercial, industrial, public authority and other customers. Our accounts receivable balance includes unbilled amounts which represent a customer’s consumption of gas from the date of the last cycle billing through the last day of the month. Our policy related to the accounting for our accounts receivable and allowance for uncollectible accounts is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. During the six months ended March 31, 2023, there were no material changes to this policy. Rollforwards of our allowance for uncollectible accounts for the three and six months ended March 31, 2023 and 2022 are presented in the table below. The allowance excludes the gas cost portion of customers’

bills for approximately 81 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.

Three Months Ended March 31, 2023
(In thousands)
Beginning balance, December 31, 2022	$47,613
Current period provisions	13,009
Write-offs charged against allowance	(8,333)
Recoveries of amounts previously written off	462
Ending balance, March 31, 2023	$52,751

Three Months Ended March 31, 2022
(In thousands)
Beginning balance, December 31, 2021	$64,934
Current period provisions	5,705
Write-offs charged against allowance	(9,029)
Recoveries of amounts previously written off	603
Ending balance, March 31, 2022	$62,213

Six Months Ended March 31, 2023
(In thousands)
Beginning balance, September 30, 2022	$49,993
Current period provisions	20,242
Write-offs charged against allowance	(18,754)
Recoveries of amounts previously written off	1,270
Ending balance, March 31, 2023	$52,751

Six Months Ended March 31, 2022
(In thousands)
Beginning balance, September 30, 2021	$64,471
Current period provisions	12,075
Write-offs charged against allowance	(15,458)
Recoveries of amounts previously written off	1,125
Ending balance, March 31, 2022	$62,213

6.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Other than as described below, there were no material changes in the terms of our debt instruments during the six months ended March 31, 2023.

Long-term debt at March 31, 2023 and September 30, 2022 consisted of the following:

	March 31, 2023	September 30, 2022
	(In thousands)
Unsecured 0.625% Senior Notes, due March 2023	$—	$1,100,000
Unsecured 3.00% Senior Notes, due June 2027	500,000	500,000
Unsecured 2.625% Senior Notes, due September 2029	500,000	500,000
Unsecured 1.50% Senior Notes, due January 2031	600,000	600,000
Unsecured 5.45% Senior Notes, due October 2032	300,000	—
Unsecured 5.95% Senior Notes, due October 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due June 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due January 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due October 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due October 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due March 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due September 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due February 2052	600,000	600,000
Unsecured 5.75% Senior Notes, due October 2052	500,000	—
Floating-rate Senior Notes, due March 2023	—	1,100,000
Medium-term note Series A, 1995-1, 6.67%, due December 2025	10,000	10,000
Unsecured 6.75% Debentures, due July 2028	150,000	150,000
Finance lease obligations	51,133	51,850
Total long-term debt	6,611,133	8,011,850
Less:
Original issue discount on unsecured senior notes and debentures	6,271	3,704
Debt issuance cost	50,253	46,042
Current maturities of long-term debt	1,512	2,201,457
	$6,553,097	$5,760,647
On October 3, 2022, we completed a public offering of $500 million of 5.75% senior notes due October 2052, with an effective interest rate of 4.50%, after giving effect to the offering costs and settlement of our interest rate swaps, and $300 million of 5.45% senior notes due October 2032, with an effective interest rate of 5.57%, after giving effect to the offering costs. The net proceeds from the offering, after the underwriting discount and offering expenses, of $789.4 million were used for general corporate purposes.
Short-term debt
We utilize short-term debt to provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company’s desired capital structure. Our short-term borrowing requirements are driven primarily by construction work in progress and the seasonal nature of the natural gas business.
Our short-term borrowing requirements are satisfied through a combination of a $1.5 billion commercial paper program and four committed revolving credit facilities with third-party lenders that provide $2.5 billion of total working capital funding.
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that expires on March 31, 2027. This facility bears interest at a base rate or at a SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At March 31, 2023, there were no amounts outstanding under our commercial paper program. At September 30, 2022, there was $185.0 million outstanding under our commercial paper program.
We also have a $900 million three-year unsecured revolving credit facility, which expires March 31, 2025 and is used to provide additional working capital funding. This facility bears interest at a base rate or at a SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a

$100 million accordion feature, which provides the opportunity to increase the total committed loan to $1.0 billion. At March 31, 2023 and September 30, 2022, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2023 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of March 31, 2023 and September 30, 2022.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed March 31, 2023 and is used to issue letters of credit and to provide working capital funding. At March 31, 2023, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
On March 3, 2023, we entered into a term loan agreement for a $2.02 billion senior unsecured term loan facility that would have matured December 31, 2023. The proceeds from the facility, along with cash on hand, were used to repay at maturity on March 9, 2023 our outstanding $1.1 billion senior notes and $1.1 billion floating-rate senior notes. Under the terms of the facility, we were required to prepay the facility prior to maturity upon receiving proceeds from the issuance of certain securities that were part of a utility recovery securitization transaction authorized by the state of Texas. On March 23, 2023, we received those proceeds (see Note 8), and on March 24, 2023 we prepaid the term loan facility, thus terminating the term loan agreement and all obligations thereunder.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At March 31, 2023, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 40 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of March 31, 2023. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

7.    Shareholders' Equity
The following tables present a reconciliation of changes in stockholders' equity for the three and six months ended March 31, 2023 and 2022.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2022	140,896,598	$704	$5,838,118	$369,112	$3,211,157	$9,419,091
Net income	—	—	—	—	271,860	271,860
Other comprehensive income	—	—	—	22,218	—	22,218
Cash dividends ($0.74 per share)	—	—	—	—	(104,552)	(104,552)
Common stock issued:
Public and other stock offerings	2,147,210	11	223,768	—	—	223,779
Stock-based compensation plans	111,953	1	3,877	—	—	3,878
Balance, December 31, 2022	143,155,761	716	6,065,763	391,330	3,378,465	9,836,274
Net income	—	—	—	—	357,671	357,671
Other comprehensive loss	—	—	—	(30,333)	—	(30,333)
Cash dividends ($0.74 per share)	—	—	—	—	(106,173)	(106,173)
Common stock issued:
Public and other stock offerings	1,316,930	6	143,808	—	—	143,814
Stock-based compensation plans	11,959	—	3,952	—	—	3,952
Balance, March 31, 2023	144,484,650	$722	$6,213,523	$360,997	$3,629,963	$10,205,205

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2021	132,419,754	$662	$5,023,751	$69,803	$2,812,673	$7,906,889
Net income	—	—	—	—	249,209	249,209
Other comprehensive loss	—	—	—	(45,947)	—	(45,947)
Cash dividends ($0.68 per share)	—	—	—	—	(90,411)	(90,411)
Common stock issued:
Public and other stock offerings	2,730,115	13	265,848	—	—	265,861
Stock-based compensation plans	275,212	2	3,942	—	—	3,944
Balance, December 31, 2021	135,425,081	677	5,293,541	23,856	2,971,471	8,289,545
Net income	—	—	—	—	324,999	324,999
Other comprehensive income	—	—	—	121,723	—	121,723
Cash dividends ($0.68 per share)	—	—	—	—	(93,533)	(93,533)
Common stock issued:
Public and other stock offerings	3,509,116	18	336,451	—	—	336,469
Stock-based compensation plans	77,832	—	4,028	—	—	4,028
Balance, March 31, 2022	139,012,029	$695	$5,634,020	$145,579	$3,202,937	$8,983,231
Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
On March 31, 2023, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities, which expires March 31, 2026. This shelf registration statement replaced our previous shelf registration statement which was filed on June 29, 2021. At March 31, 2023, $4.0 billion of securities were available for issuance under this shelf registration statement.
On March 31, 2023, we filed a prospectus supplement under the shelf registration statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion through March 31, 2026 (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program). This ATM equity sales program replaced our previous ATM equity sales program, filed on March 23, 2022.
During the six months ended March 31, 2023, we executed forward sales under our ATM equity sales program with various forward sellers who borrowed and sold 2,177,143 shares of our common stock at an aggregate price of $257.0 million. During the six months ended March 31, 2023, we also settled forward sale agreements with respect to 3,394,919 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $359.7 million. As of March 31, 2023, $1.0 billion of equity was available for issuance under our existing ATM program. Additionally, we had $673.2 million in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In thousands)	Forward Price
September 29, 2023	1,157,238	$132,198	$114.24
December 29, 2023	919,898	105,843	$115.06
March 28, 2024	2,744,502	319,894	$116.56
June 28, 2024	927,939	108,491	$116.92
September 30, 2024	58,807	6,792	$115.49
Total	5,808,384	$673,218	$115.90
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2022	$(495)	$369,607	$369,112
Other comprehensive income (loss) before reclassifications	221	(7,276)	(7,055)
Amounts reclassified from accumulated other comprehensive income	—	(1,060)	(1,060)
Net current-period other comprehensive income (loss)	221	(8,336)	(8,115)
March 31, 2023	$(274)	$361,271	$360,997

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2021	$47	$69,756	$69,803
Other comprehensive income (loss) before reclassifications	(230)	74,518	74,288
Amounts reclassified from accumulated other comprehensive income	—	1,488	1,488
Net current-period other comprehensive income (loss)	(230)	76,006	75,776
March 31, 2022	$(183)	$145,762	$145,579

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
Due to the historic nature of this winter storm, we experienced unforeseeable and unprecedented market pricing for gas costs, which resulted in aggregated natural gas purchases during the month of February of approximately $2.3 billion. These gas costs were paid using funds received from a public offering of debt securities completed in March 2021 of $2.2 billion. On March 3, 2023, we entered into a term loan agreement for a $2.02 billion senior unsecured term loan facility and used the proceeds, along with cash on hand, to repay at maturity the outstanding $2.2 billion senior notes that matured on March 9, 2023.
Regulatory Asset Accounting
Our purchased gas costs are recoverable through purchased gas cost adjustment mechanisms in each state where we operate. Due to the unprecedented level of purchased gas costs incurred during Winter Storm Uri, the Kansas Corporation Commission (KCC) and the Railroad Commission of Texas (RRC) issued orders authorizing natural gas utilities to record a regulatory asset to account for the extraordinary costs associated with the winter storm. Pursuant to these orders, we recorded a regulatory asset for incremental costs, including certain carrying costs, incurred in Kansas and Texas. As of March 31, 2023, we have recorded an $89.1 million regulatory asset related to costs incurred in Kansas. The regulatory asset that was recorded related to costs incurred in Texas was relieved in March 2023 as a result of securitization proceedings in Texas as discussed below. Additionally, pursuant to a separate regulatory order issued by the RRC, we have deferred $32.4 million in carrying costs incurred after September 1, 2022, which we anticipate recovering in future regulatory filings. We have recorded the regulatory asset for Texas as a long-term asset in deferred charges and other assets as of March 31, 2023.
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
Kansas
The KCC issued a financing order on October 25, 2022, which authorizes us to securitize, through the issuance of bonds, $118.5 million, which includes the carrying costs and estimated interest related to the securitization over a time period not to exceed 12 years. We currently expect the issuance of bonds to take place during fiscal 2023. Because we intend to recover these costs over several years, we have recorded the regulatory asset for Kansas as a long-term asset in deferred charges and other assets as of March 31, 2023.
Texas
On February 8, 2022, the RRC issued a Financing Order that authorizes the Texas Public Financing Authority (TPFA) to issue customer rate relief bonds to securitize the costs that were approved in the Final Determination over a period not to exceed 30 years. The TPFA authorized the creation of the Texas Natural Gas Securitization Finance Corporation (the Finance Corporation) as an issuing financing entity for the purpose of issuing customer rate relief bonds. On March 23, 2023, the Finance Corporation issued $3.5 billion in customer rate relief bonds with varying scheduled final maturities from 12 to 18 years. The bonds are obligations of the Finance Corporation, payable from the customer rate relief charges and other bond collateral, and are not an obligation of Atmos Energy. When we begin collecting the customer rate relief charges, such property shall be solely owned by the Finance Corporation and not available to pay creditors of Atmos Energy.
On March 23, 2023, we received proceeds from the Finance Corporation in the amount of $2.02 billion, and we relieved $2.02 billion in regulatory assets related to costs incurred in Texas. U.S. GAAP does not provide comprehensive recognition and measurement guidance for many forms of government assistance received by business entities. Accordingly, we have accounted for the proceeds received from the Finance Corporation by analogy to International Accounting Standards No. 20, "Accounting for Government Grants and Disclosure of Government Assistance" consistent with a grant related to income. The proceeds received and the corresponding derecognition of the deferred regulatory asset have been reflected in purchased gas cost and interest charges in our condensed consolidated statements of comprehensive income. As the proceeds reflect the recovery of the regulatory asset, there was no impact to earnings. The proceeds are reflected in our condensed consolidated statements of cash flow as an increase in operating cash flow. As discussed in Note 6, we used the proceeds from the Finance Corporation to repay a term loan facility.

9.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2023 and 2022 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2023	2022	2023	2022
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,908	$4,324	$1,546	$2,558
Interest cost (1)	7,325	5,064	3,478	2,684
Expected return on assets (1)	(7,278)	(7,383)	(2,804)	(3,313)
Amortization of prior service cost (credit) (1)	(30)	(58)	(3,285)	(3,308)
Amortization of actuarial (gain) loss (1)	164	1,951	(1,863)	—
Net periodic pension cost	$3,089	$3,898	$(2,928)	$(1,379)

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2023	2022	2023	2022
	(In thousands)
Components of net periodic pension cost:
Service cost	$5,816	$8,647	$3,091	$5,117
Interest cost (1)	14,650	10,127	6,955	5,367
Expected return on assets (1)	(14,556)	(14,766)	(5,608)	(6,625)
Amortization of prior service cost (credit) (1)	(61)	(116)	(6,571)	(6,617)
Amortization of actuarial (gain) loss (1)	329	3,902	(3,726)	—
Net periodic pension cost	$6,178	$7,794	$(5,859)	$(2,758)
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
For the six months ended March 31, 2023 we contributed $6.2 million to our postretirement medical plans. We anticipate contributing a total of between $15 million and $25 million to our postretirement plans during fiscal 2023.

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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices under contracts indexed to natural gas hubs or fixed price contracts. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. At March 31, 2023, we were committed to purchase 81.2 Bcf within one year, 109.2 Bcf within two to three years and 3.1 Bcf beyond three years under indexed contracts. At March 31, 2023, we were committed to purchase 7.3 Bcf within one year under fixed price contracts with a weighted average price of $2.64 per Mcf.
Rate Regulatory Proceedings
As of March 31, 2023, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the six months ended March 31, 2023.

11.    Income Taxes
Income Tax Expense
Our interim effective tax rates reflect the estimated annual effective tax rates for the fiscal years ended September 30, 2023 and 2022, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2023 and 2022 were 11.2% and 10.1% and for the six months ended March 31, 2023 and 2022 were 11.1% and 8.3%. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the amortization of excess deferred federal income tax liabilities, tax credits, state income taxes and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA") and a Kansas legislative change enacted in fiscal 2020. Currently, the regulatory excess net deferred tax liability of $418.9 million is being returned over various periods. Of this amount, $332.2 million is being returned to customers over 35 - 60 months. An additional $71.6 million is being returned to customers on a provisional basis over 15 - 69 years until our regulators establish the final refund periods. The refund of the remaining $15.1 million will be addressed in future rate proceedings.
As of March 31, 2023 and September 30, 2022, $151.4 million and $159.8 million is recorded in other current liabilities.

12.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 15 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. During the six months ended March 31, 2023, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.
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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2022-2023 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 32 percent, or 17.7 Bcf, of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.
Interest Rate Risk Management Activities
We manage interest rate risk by periodically entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
In March 2023, we entered into forward starting interest rate swaps to effectively fix the Treasury yield component associated with $150 million of planned issuances of unsecured senior notes in fiscal 2024. These swaps were designated as cash flow hedges at the time the agreements were executed.
The following table summarizes our existing forward starting interest rate swaps as of March 31, 2023.

Planned Debt Issuance Date	Amount Hedged
(In thousands)
Fiscal 2024	$600,000
Fiscal 2025	600,000
Fiscal 2026	300,000
$1,500,000
Additionally, in April 2023, we entered into a forward starting interest rate swap to effectively fix the Treasury yield component associated with $100 million of planned issuances of unsecured senior notes in fiscal 2024. This swap was designated as a cash flow hedge at the time the agreement was executed.
Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and statements of comprehensive income.
As of March 31, 2023, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of March 31, 2023, we had 4,123 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of March 31, 2023 and September 30, 2022. The gross amounts of recognized assets and liabilities are netted within our unaudited condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, as of March 31, 2023 and September 30, 2022, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

		March 31, 2023
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Other current assets / Other current liabilities	$95,735	$(272)
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	250,232	—
Total		345,967	(272)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	1,974	(11,679)
Total		1,974	(11,679)
Gross / Net Financial Instruments		$347,941	$(11,951)

		September 30, 2022
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$355,075	$—
Total		355,075	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	26,207	(3,000)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	709	(1,129)
Total		26,916	(4,129)
Gross / Net Financial Instruments		$381,991	$(4,129)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net (gain) loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022 was $(0.7) million and $1.0 million and for the six months ended March 31, 2023 and 2022 was $(1.4) million and $1.9 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and six months ended March 31, 2023 and 2022.

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$(29,937)	$121,140	$(7,276)	$74,518
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	(530)	744	(1,060)	1,488
Total other comprehensive income (loss) from hedging, net of tax	$(30,467)	$121,884	$(8,336)	$76,006
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of March 31, 2023, we had $93.1 million of net realized gains in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net gains recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2053. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$2,120
Thereafter	90,967
Total	$93,087

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

13.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. During the six months ended March 31, 2023, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and September 30, 2022. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	March 31, 2023
	(In thousands)
Assets:
Financial instruments	$—	$347,941	$—	$—	$347,941
Debt and equity securities
Registered investment companies	27,596	—	—	—	27,596
Bond mutual funds	33,326	—	—	—	33,326
Bonds (2)	—	34,962	—	—	34,962
Money market funds	—	6,458	—	—	6,458
Total debt and equity securities	60,922	41,420	—	—	102,342
Total assets	$60,922	$389,361	$—	$—	$450,283
Liabilities:
Financial instruments	$—	$11,951	$—	$—	$11,951

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2022
	(In thousands)
Assets:
Financial instruments	$—	$381,991	$—	$—	$381,991
Debt and equity securities
Registered investment companies	26,367	—	—	—	26,367
Bond mutual funds	32,367	—	—	—	32,367
Bonds (2)	—	33,433	—	—	33,433
Money market funds	—	3,845	—	—	3,845
Total debt and equity securities	58,734	37,278	—	—	96,012
Total assets	$58,734	$419,269	$—	$—	$478,003
Liabilities:
Financial instruments	$—	$4,129	$—	$—	$4,129

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns and any intent to sell the security. As of March 31, 2023, no allowance for credit losses was recorded for our available-for-sale debt securities. At March 31, 2023 and September 30, 2022, the amortized cost of our available-for-sale debt securities was $35.3 million and $34.1 million. At March 31, 2023, we maintained investments in bonds that have contractual maturity dates ranging from April 2023 through September 2026.
Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022
	(In thousands)
Carrying Amount	$6,560,000	$7,960,000
Fair Value	$5,879,825	$6,918,843
14.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 17 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. During the six months ended March 31, 2023, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of March 31, 2023, the related condensed consolidated statements of comprehensive income for the three and six month periods ended March 31, 2023 and 2022, the condensed consolidated statements of cash flows for the six month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
May 3, 2023

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at March 31, 2023 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
•Regulation
•Unbilled revenue
•Pension and other postretirement plans
•Impairment assessments
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the six months ended March 31, 2023.
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
During the six months ended March 31, 2023, we recorded net income of $629.5 million, or $4.40 per diluted share, compared to net income of $574.2 million, or $4.24 per diluted share for the six months ended March 31, 2022.
The 10 percent year-over-year increase in net income largely reflects positive rate outcomes driven by safety and reliability spending, partially offset by increased depreciation and property tax expenses and higher spending on certain operating expenses in both our segments.
During the six months ended March 31, 2023, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $115.1 million. Additionally, as of March 31, 2023, we had ratemaking efforts in progress seeking a total increase in annual operating income of $298.9 million.
Capital expenditures for the six months ended March 31, 2023 were $1,415.3 million. Over 85 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the six months ended March 31, 2023, we completed approximately $1.2 billion of long-term debt and equity financing. As of March 31, 2023, our equity capitalization was 60.9 percent. As of March 31, 2023, we had approximately $3.3 billion in total liquidity, consisting of $95.2 million in cash and cash equivalents, $673.2 million in funds available through equity forward sales agreements and $2,494.4 million in undrawn capacity under our credit facilities.
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
Three Months Ended March 31, 2023 compared with Three Months Ended March 31, 2022
Financial and operational highlights for our distribution segment for the three months ended March 31, 2023 and 2022 are presented below.

	Three Months Ended March 31
	2023	2022	Change
	(In thousands, unless otherwise noted)
Operating revenues	$1,500,210	$1,610,546	$(110,336)
Purchased gas cost	809,023	993,854	(184,831)
Operating expenses	355,863	305,389	50,474
Operating income	335,324	311,303	24,021
Other non-operating income	7,465	549	6,916
Interest charges	21,420	15,157	6,263
Income before income taxes	321,369	296,695	24,674
Income tax expense	32,895	27,844	5,051
Net income	$288,474	$268,851	$19,623
Consolidated distribution sales volumes — MMcf	117,731	142,218	(24,487)
Consolidated distribution transportation volumes — MMcf	43,377	47,080	(3,703)
Total consolidated distribution throughput — MMcf	161,108	189,298	(28,190)
Consolidated distribution average cost of gas per Mcf sold	$6.87	$6.99	$(0.12)

Operating income for our distribution segment increased 7.7 percent. Key drivers for the change in operating income include:
•a $52.5 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $14.9 million increase in consumption, net of WNA, primarily due to the decline in residential consumption during the second quarter of fiscal 2022.
•a $6.1 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
•a $4.5 million decrease in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
Partially offset by:
•a $17.7 million increase in depreciation expense and property taxes associated with increased capital investments.
•an $11.6 million increase in pipeline system maintenance primarily related to increased line locate spending.
•a $6.9 million increase in bad debt expense primarily due to higher customer bills.
•an $11.3 million increase in other operation and maintenance expense primarily due to administrative costs, including the reimbursement of certain costs in the prior year.
Other non-operating income increased $6.9 million primarily due to unrealized gains on equity investments in the current period compared to unrealized losses on equity investments in the prior period. Interest charges increased $6.3 million primarily due to the issuance of long-term debt during the first quarter of fiscal 2023.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended March 31, 2023 and 2022. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended March 31
	2023	2022	Change
	(In thousands)
Mid-Tex	$163,604	$155,275	$8,329
Kentucky/Mid-States	37,303	36,288	1,015
Louisiana	33,329	29,796	3,533
West Texas	35,543	31,157	4,386
Mississippi	42,556	37,087	5,469
Colorado-Kansas	23,852	22,037	1,815
Other	(863)	(337)	(526)
Total	$335,324	$311,303	$24,021

Six Months Ended March 31, 2023 compared with Six Months Ended March 31, 2022
Financial and operational highlights for our distribution segment for the six months ended March 31, 2023 and 2022 are presented below.

	Six Months Ended March 31
	2023	2022	Change
	(In thousands, unless otherwise noted)
Operating revenues	$2,940,636	$2,582,968	$357,668
Purchased gas cost	1,690,938	1,490,653	200,285
Operating expenses	682,618	590,515	92,103
Operating income	567,080	501,800	65,280
Other non-operating income	14,239	2,465	11,774
Interest charges	44,259	23,705	20,554
Income before income taxes	537,060	480,560	56,500
Income tax expense	54,118	32,138	21,980
Net income	$482,942	$448,422	$34,520
Consolidated distribution sales volumes — MMcf	217,809	211,763	6,046
Consolidated distribution transportation volumes — MMcf	83,977	85,677	(1,700)
Total consolidated distribution throughput — MMcf	301,786	297,440	4,346
Consolidated distribution average cost of gas per Mcf sold	$7.76	$7.04	$0.72
Operating income for our distribution segment increased 13.0 percent. Key drivers for the change in operating income include:
•a $109.8 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $14.1 million increase in consumption, net of WNA, primarily due to the decline in residential consumption during the second quarter of fiscal 2022.
•an $11.5 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
•a $10.5 million decrease in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
Partially offset by:
•a $33.7 million increase in depreciation expense and property taxes associated with increased capital investments.
•an $18.9 million increase in pipeline system maintenance primarily related to increased line locate spending.
•a $7.0 million increase in bad debt expense primarily due to higher customer bills.
•a $5.7 million increase in employee-related costs primarily due to higher overtime incurred.
•an $11.4 million increase in other operation and maintenance expense primarily due to administrative costs, including the reimbursement of certain costs in the prior year.
Other non-operating income increased $11.8 million primarily due to unrealized gains on equity investments in the current period compared to unrealized losses on equity investments in the prior period. Interest charges increased $20.6 million primarily due to the issuance of long-term debt during the first quarter of fiscal 2023.
The following table shows our operating income by distribution division, in order of total rate base, for the six months ended March 31, 2023 and 2022. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended March 31
	2023	2022	Change
	(In thousands)
Mid-Tex	$277,532	$261,633	$15,899
Kentucky/Mid-States	65,488	61,826	3,662
Louisiana	58,677	50,950	7,727
West Texas	56,749	52,031	4,718
Mississippi	69,605	61,787	7,818
Colorado-Kansas	38,819	24,852	13,967
Other	210	(11,279)	11,489
Total	$567,080	$501,800	$65,280
Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first six months of fiscal 2023, we implemented, or received approval to implement, regulatory proceedings, resulting in a $115.1 million increase in annual operating income as summarized below. Our ratemaking outcomes include the refund (return) of excess deferred income taxes (EDIT) resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit. Excluding these amounts, our total rate outcomes for ratemaking activities for the six months ended March 31, 2023 were $115.5 million.

Rate Action	Annual Increase in Operating Income	EDIT Impact	Annual Increase in Operating Income Excluding EDIT
	(In thousands)
Annual formula rate mechanisms	$113,817	$342	$114,159
Rate case filings	—	—	—
Other rate activity	1,320	—	1,320
	$115,137	$342	$115,479

The following ratemaking efforts seeking $213.9 million in increased annual operating income were in progress as of March 31, 2023:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Rate Case	Colorado	$7,554
Colorado-Kansas	Rate Case	Kansas	7,989
Colorado-Kansas	Infrastructure Mechanism	Kansas (1)	772
Kentucky/Mid-States	Formula Rate Mechanism	Tennessee	27
Louisiana	Formula Rate Mechanism	Louisiana	16,454
Mid-Tex	Formula Rate Mechanism	City of Dallas	19,651
Mid-Tex	Infrastructure Mechanism	ATM Cities	12,825
Mid-Tex	Infrastructure Mechanism	Environs	5,983
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities	113,768
Mississippi	Infrastructure Mechanism	Mississippi	9,843
West Texas	Infrastructure Mechanism	Environs	1,332
West Texas	Formula Rate Mechanism	West Texas Cities	10,085
West Texas	Infrastructure Mechanism	Amarillo, Lubbock, Dalhart and Channing	6,938
West Texas	Infrastructure Mechanism	WTX Triangle	718
			$213,939
(1)    The Kansas Corporation Commission approved the SIP filing on March 21, 2023, with rates effective April 1, 2023.

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

The following annual formula rate mechanisms were approved during the six months ended March 31, 2023:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	EDIT Impact	Increase in Annual Operating Income Excluding EDIT	Effective Date
			(In thousands)
2023 Filings:
Colorado-Kansas	Colorado SSIR	12/31/2023	$1,971	$—	$1,971	01/01/2023
Mississippi	Mississippi - SIR	10/31/2023	8,560	—	8,560	11/01/2022
Mississippi	Mississippi - SRF	10/31/2023	12,188	778	12,966	11/01/2022
Kentucky/Mid-States	Kentucky PRP (1)	09/30/2023	1,904	—	1,904	10/02/2022
Mid-Tex	Mid-Tex Cities RRM	12/31/2021	81,402	(395)	81,007	10/01/2022
West Texas	West Texas Cities RRM	12/31/2021	7,315	(41)	7,274	10/01/2022
Kentucky/Mid-States	Virginia - SAVE	09/30/2023	477	—	477	10/01/2022
Total 2023 Filings			$113,817	$342	$114,159
(1)    Rates were implemented on October 2, 2022, subject to refund.
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. There was no rate case activity completed during the six months ended March 31, 2023.

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the six months ended March 31, 2023.

Division	Jurisdiction	Rate Activity	Increase in Annual Operating Income	Effective Date
			(In thousands)
2023 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$1,320	02/01/2023
Total 2023 Other Rate Activity			$1,320
(1)    The Ad Valorem filing relates to property taxes that are either over or undercollected compared to the amount included in our Kansas service area's base rate.
Pipeline and Storage Segment
Our pipeline and storage segment consists of the pipeline and storage operations of our Atmos Pipeline–Texas Division (APT) and our natural gas transmission operations in Louisiana. APT is one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas producing areas of central, northern and eastern Texas, extending into or near the major producing areas of the Barnett Shale, the Texas Gulf Coast and the Permian Basin of West Texas. APT provides transportation and storage services to our Mid-Tex Division, other third-party local distribution companies, industrial and electric generation customers, as well as marketers and producers. Over 80 percent of this segment’s revenues are derived from these APT services. As part of its pipeline operations, APT owns and operates five underground storage facilities in Texas.
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 10, 2023, APT made a GRIP filing that covered changes in net property, plant and equipment investments from January 1, 2022 through December 31, 2022 with a requested increase in operating income of $84.9 million.
The demand fee our Louisiana natural gas transmission pipeline charges to our Louisiana distribution division increases five percent annually and has been approved by the Louisiana Public Service Commission until September 30, 2027.
Three Months Ended March 31, 2023 compared with Three Months Ended March 31, 2022
Financial and operational highlights for our pipeline and storage segment for the three months ended March 31, 2023 and 2022 are presented below.

	Three Months Ended March 31
	2023	2022	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$146,774	$129,162	$17,612
Third-party transportation revenue	36,868	32,132	4,736
Other revenue	782	2,453	(1,671)
Total operating revenues	184,424	163,747	20,677
Total purchased gas cost	621	1,683	(1,062)
Operating expenses	96,489	88,235	8,254
Operating income	87,314	73,829	13,485
Other non-operating income	9,941	4,664	5,277
Interest charges	15,950	13,771	2,179
Income before income taxes	81,305	64,722	16,583
Income tax expense	12,108	8,574	3,534
Net income	$69,197	$56,148	$13,049
Gross pipeline transportation volumes — MMcf	202,667	224,960	(22,293)
Consolidated pipeline transportation volumes — MMcf	125,673	129,395	(3,722)
Operating income for our pipeline and storage segment increased 18.3 percent. Key drivers for the change in operating income include:
•a $21.0 million increase due to rate adjustments from the GRIP filing approved in May 2022. The increase in rates was driven by increased safety and reliability spending.
Partially offset by:
•a $6.3 million increase in depreciation and property tax expenses associated with increased capital investments.
Other non-operating income increased $5.3 million primarily due to a higher allowance for funds used during construction (AFUDC) largely as a result of increased capital spending.

Six Months Ended March 31, 2023 compared with Six Months Ended March 31, 2022
Financial and operational highlights for our pipeline and storage segment for the six months ended March 31, 2023 and 2022 are presented below.

	Six Months Ended March 31
	2023	2022	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$293,005	$256,485	$36,520
Third-party transportation revenue	74,947	62,757	12,190
Other revenue	3,101	7,423	(4,322)
Total operating revenues	371,053	326,665	44,388
Total purchased gas cost	(237)	(1,728)	1,491
Operating expenses	194,546	169,200	25,346
Operating income	176,744	159,193	17,551
Other non-operating income	24,358	11,450	12,908
Interest charges	29,871	25,074	4,797
Income before income taxes	171,231	145,569	25,662
Income tax expense	24,642	19,783	4,859
Net income	$146,589	$125,786	$20,803
Gross pipeline transportation volumes — MMcf	408,911	406,428	2,483
Consolidated pipeline transportation volumes — MMcf	267,749	265,462	2,287
Operating income for our pipeline and storage segment increased 11.0 percent. Key drivers for the change in operating income include:
•a $42.0 million increase due to rate adjustments from the GRIP filing approved in May 2022. The increase in rates was driven by increased safety and reliability spending.
•a $7.1 million net increase in APT's through-system activities primarily associated with increased spreads.
Partially offset by:
•a $14.1 million increase in operation and maintenance expense primarily attributable to inspection spending and employee-related costs.
•a $10.6 million increase in depreciation and property tax expenses associated with increased capital investments.
•a $3.8 million decrease in other revenues due to a nonrecurring retention gas sale in the prior year.
Other non-operating income increased $12.9 million primarily due to a higher allowance for funds used during construction (AFUDC) largely as a result of increased capital spending.
Liquidity and Capital Resources
The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. Additionally, we have a $1.5 billion commercial paper program and four committed revolving credit facilities with $2.5 billion in total availability from third-party lenders. The commercial paper program and credit facilities provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company's desired capital structure. Additionally, we have various uncommitted trade credit lines with our gas suppliers that we utilize to purchase natural gas on a monthly basis.
On March 31, 2023, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities, which expires March 31, 2026. This shelf registration statement replaced our previous shelf registration statement which was filed on June 29, 2021. As of March 31, 2023, $4.0 billion of securities were available for issuance under this shelf registration statement.
On March 31, 2023, we filed a prospectus supplement under the shelf registrations statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion through March 31, 2026 (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program). This ATM equity sales program replaced our previous ATM equity sales program, filed on March 23, 2022. As of March 31, 2023, $1.0 billion of equity was available for issuance under our existing ATM equity sales program. Additionally, as of March 31, 2023, we had $673.2 million in available proceeds from outstanding forward sale agreements. Additional details are summarized in Note 7 to the unaudited condensed consolidated financial statements.
The following table summarizes our existing forward starting interest rate swaps as of the date of this report.

Planned Debt Issuance Date	Amount Hedged	Effective Interest Rate
	(In thousands)
Fiscal 2024	$700,000	2.38%
Fiscal 2025	600,000	1.75%
Fiscal 2026	300,000	2.16%
	$1,600,000
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2023. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of March 31, 2023, September 30, 2022 and March 31, 2022:

	March 31, 2023		September 30, 2022		March 31, 2022
	(In thousands, except percentages)
Short-term debt	$—	—%	$184,967	1.1%	$—	—%
Long-term debt (1)	6,554,609	39.1%	7,962,104	45.3%	7,958,999	47.0%
Shareholders’ equity (2)	10,205,205	60.9%	9,419,091	53.6%	8,983,231	53.0%
Total	$16,759,814	100.0%	$17,566,162	100.0%	$16,942,230	100.0%
(1)     Inclusive of our finance leases.
(2)     Excluding the $2.2 billion of incremental financing issued to pay for the purchased gas costs incurred during Winter Storm Uri, our equity capitalization ratio was 61.3% at September 30, 2022 and 60.9% at March 31, 2022.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the six months ended March 31, 2023 and 2022 are presented below.

	Six Months Ended March 31
	2023	2022	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$2,892,716	$640,484	$2,252,232
Investing activities	(1,410,390)	(1,181,969)	(228,421)
Financing activities	(1,438,705)	1,007,257	(2,445,962)
Change in cash and cash equivalents	43,621	465,772	(422,151)
Cash and cash equivalents at beginning of period	51,554	116,723	(65,169)
Cash and cash equivalents at end of period	$95,175	$582,495	$(487,320)

Cash flows from operating activities
For the six months ended March 31, 2023, we generated cash flow from operating activities of $2,892.7 million compared with $640.5 million for the six months ended March 31, 2022. Operating cash flow increased $2,252.2 million primarily due to the receipt of $2.02 billion from the Finance Corporation, as discussed in Note 6 to the unaudited condensed consolidated financial statements.
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
For the six months ended March 31, 2023, cash used for investing activities was $1,410.4 million compared to $1,182.0 million for the six months ended March 31, 2022. Capital spending increased $225.3 million, which was primarily the result of a $156.6 million increase in our pipeline and storage segment due to increased spending for pipeline system safety and reliability in Texas.
Cash flows from financing activities
For the six months ended March 31, 2023, our financing activities used $1,438.7 million of cash compared with $1,007.3 million of cash provided by financing activities in the prior-year period.
In the six months ended March 31, 2023, we repaid $2.2 billion in long-term debt, and we received approximately $1.2 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $500 million of 5.75% senior notes due October 2052 and $300 million of 5.45% senior notes due October 2032, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $789.4 million. Additionally, during the six months ended March 31, 2023, we settled 3,394,919 shares that had been sold on a forward basis for net proceeds of $359.7 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding.
In the six months ended March 31, 2022, we received approximately $1.4 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $600 million of 2.85% senior notes due February 2052 and received net proceeds from the offering, after the underwriting discount and offering expenses, of $589.8 million. We also completed a public offering of $200 million of 2.625% senior notes due September 2029, and received net proceeds of $200.8 million that were used to repay our $200 million floating-rate term loan. Additionally, during the six months ended March 31, 2022, we settled 6,162,269 shares that had been sold on a forward basis for net proceeds of $594.3 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding.
The following table summarizes our share issuances for the six months ended March 31, 2023 and 2022:

	Six Months Ended March 31
	2023	2022
Shares issued:
Direct Stock Purchase Plan	32,933	37,435
1998 Long-Term Incentive Plan	123,912	353,044
Retirement Savings Plan and Trust	36,288	39,527
Equity Issuance	3,394,919	6,162,269
Total shares issued	3,588,052	6,592,275
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

Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). In November 2022, S&P revised our outlook from negative to stable. As of March 31, 2023, our outlook and current debt ratings, which are all considered investment grade are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of March 31, 2023. Our debt covenants are described in greater detail in Note 6 to the unaudited condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2023.
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
The following table shows the components of the change in fair value of our financial instruments for the three and six months ended March 31, 2023 and 2022:

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In thousands)
Fair value of contracts at beginning of period	$375,816	$119,918	$377,862	$225,417
Contracts realized/settled	(9,189)	8,883	(2,867)	31,484
Fair value of new contracts	1,655	532	(38)	1,716
Other changes in value	(32,292)	153,067	(38,967)	23,783
Fair value of contracts at end of period	335,990	282,400	335,990	282,400
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$335,990	$282,400	$335,990	$282,400

The fair value of our financial instruments at March 31, 2023 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2023
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$85,758	$250,232	$—	$—	$335,990
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$85,758	$250,232	$—	$—	$335,990

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and six months ended March 31, 2023 and 2022.
Distribution Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
METERS IN SERVICE, end of period
Residential	3,178,308	3,130,505	3,178,308	3,130,505
Commercial	282,948	282,527	282,948	282,527
Industrial	1,645	1,642	1,645	1,642
Public authority and other	8,148	8,226	8,148	8,226
Total meters	3,471,049	3,422,900	3,471,049	3,422,900

INVENTORY STORAGE BALANCE — Bcf	40.5	32.9	40.5	32.9
SALES VOLUMES — MMcf (1)
Gas sales volumes
Residential	68,281	87,101	126,821	124,935
Commercial	38,885	43,287	69,393	66,295
Industrial	8,082	8,787	16,990	15,860
Public authority and other	2,483	3,043	4,605	4,673
Total gas sales volumes	117,731	142,218	217,809	211,763
Transportation volumes	45,401	49,175	87,845	89,490
Total throughput	163,132	191,393	305,654	301,253
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
CUSTOMERS, end of period
Industrial	95	96	95	96
Other	206	201	206	201
Total	301	297	301	297

INVENTORY STORAGE BALANCE — Bcf	0.3	0.4	0.3	0.4
PIPELINE TRANSPORTATION VOLUMES — MMcf (1)	202,667	224,960	408,911	406,428
Note to preceding tables:

(1)Sales and transportation volumes reflect segment operations, including intercompany sales and transportation amounts.
RECENT ACCOUNTING DEVELOPMENTS
Recent accounting developments, if any, and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. During the six months ended March 31, 2023, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the six months ended March 31, 2023, except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2022.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 5, 2019)	Exhibit 3.1 to Form 8-K dated February 5, 2019 (File No. 1-10042)
10.1	Term Loan Agreement, dated as of March 3, 2023, among Atmos Energy Corporation, U.S. Bank National Association, as the Administrative Agent, Mizuho Bank, Ltd., as Syndication Agent, CoBank, ACB, as Documentation Agent, U.S. Bank National Association, Mizuho Bank, Ltd. and CoBank ACB, as Joint Lead Arrangers and Joint-Bookrunners and the lenders named therein.	Exhibit 10.1 to Form 8-K dated March 3, 2023 (File No. 1-10042)
10.2(a)	Equity Distribution Agreement, dated as of March 31, 2023, among Atmos Energy Corporation and the Managers and Forward Purchases named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated March 31, 2023 (File No. 1-10042)
10.2(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated March 31, 2023 (File No. 1-10042)
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: May 3, 2023