Form 10-Q
period 2023-06-30
ATMOS ENERGY CORP
filed 2023-08-02
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 28, 2023.

Class		Shares Outstanding
Common stock	No Par Value	148,462,481

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEK	Atmos Energy Kansas Securitization I, LLC
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
KCC	Kansas Corporation Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
Securitized Utility Tariff Bonds	Series 2023-A Senior Secured Securitized Utility Tariff Bonds
Securitized Utility Tariff Property	As defined in the financing order issued by the KCC in October 2022
SIP	System Integrity Program
SIR	System Integrity Rider
SOFR	Secured Overnight Financing Rate
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	September 30, 2022
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$22,224,360	$20,238,139
Less accumulated depreciation and amortization	3,206,019	2,997,900
Net property, plant and equipment	19,018,341	17,240,239
Current assets
Cash and cash equivalents	56,237	51,554
Restricted cash and cash equivalents	1,876	—
Cash and cash equivalents and restricted cash and cash equivalents	58,113	51,554
Accounts receivable, net (See Note 5)	330,827	363,708
Gas stored underground	211,041	357,941
Other current assets (See Note 8)	288,945	2,274,490
Total current assets	888,926	3,047,693
Securitized intangible asset, net (See Note 9)	93,600	—
Goodwill	731,257	731,257
Deferred charges and other assets (See Note 8)	1,039,405	1,173,800
	$21,771,529	$22,192,989
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: June 30, 2023 — 147,304,538 shares; September 30, 2022 — 140,896,598 shares	$737	$704
Additional paid-in capital	6,537,820	5,838,118
Accumulated other comprehensive income	404,403	369,112
Retained earnings	3,659,421	3,211,157
Shareholders’ equity	10,602,381	9,419,091
Long-term debt, net	6,553,618	5,760,647
Securitized long-term debt (See Note 9)	89,027	—
Total capitalization	17,245,026	15,179,738
Current liabilities
Accounts payable and accrued liabilities	327,890	496,019
Other current liabilities	698,918	720,157
Short-term debt	—	184,967
Current maturities of long-term debt	1,540	2,201,457
Current maturities of securitized long-term debt (See Note 9)	5,973	—
Total current liabilities	1,034,321	3,602,600
Deferred income taxes	2,205,291	1,999,505
Regulatory excess deferred taxes	277,506	385,213
Regulatory cost of removal obligation	487,996	487,631
Deferred credits and other liabilities	521,389	538,302
	$21,771,529	$22,192,989
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30
	2023	2022
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$616,067	$773,311
Pipeline and storage segment	208,225	183,412
Intersegment eliminations	(161,559)	(140,294)
Total operating revenues	662,733	816,429

Purchased gas cost
Distribution segment	206,048	390,559
Pipeline and storage segment	(194)	(1,347)
Intersegment eliminations	(161,304)	(140,053)
Total purchased gas cost	44,550	249,159

Operation and maintenance expense	195,049	182,325
Depreciation and amortization expense	150,726	134,231
Taxes, other than income	103,155	96,127
Operating income	169,253	154,587
Other non-operating income	16,170	13,263
Interest charges	31,334	26,190
Income before income taxes	154,089	141,660
Income tax expense	16,282	13,113
Net income	$137,807	$128,547
Basic net income per share	$0.94	$0.92
Diluted net income per share	$0.94	$0.92
Cash dividends per share	$0.74	$0.68
Basic weighted average shares outstanding	146,051	139,881
Diluted weighted average shares outstanding	146,067	140,227

Net income	$137,807	$128,547
Other comprehensive income (loss), net of tax
Net unrealized holding losses on available-for-sale securities, net of tax of $35 and $31	(121)	(106)
Cash flow hedges:
Amortization and unrealized gains on interest rate agreements, net of tax of $12,580 and $46,168	43,527	159,737
Total other comprehensive income	43,406	159,631
Total comprehensive income	$181,213	$288,178
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended June 30
	2023	2022
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$3,556,703	$3,356,279
Pipeline and storage segment	579,278	510,077
Intersegment eliminations	(448,266)	(387,322)
Total operating revenues	3,687,715	3,479,034

Purchased gas cost
Distribution segment	1,896,986	1,881,212
Pipeline and storage segment	(431)	(3,075)
Intersegment eliminations	(447,545)	(386,437)
Total purchased gas cost	1,449,010	1,491,700

Operation and maintenance expense	574,781	504,787
Depreciation and amortization expense	445,063	395,461
Taxes, other than income	305,784	271,506
Operating income	913,077	815,580
Other non-operating income	54,767	27,178
Interest charges	105,464	74,969
Income before income taxes	862,380	767,789
Income tax expense	95,042	65,034
Net income	$767,338	$702,755
Basic net income per share	$5.33	$5.13
Diluted net income per share	$5.33	$5.12
Cash dividends per share	$2.22	$2.04
Basic weighted average shares outstanding	143,938	136,799
Diluted weighted average shares outstanding	143,998	137,055

Net income	$767,338	$702,755
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $29 and $(98)	100	(336)
Cash flow hedges:
Amortization and unrealized gains on interest rate agreements, net of tax of $10,171 and $68,136	35,191	235,743
Total other comprehensive income	35,291	235,407
Total comprehensive income	$802,629	$938,162
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30
	2023	2022
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$767,338	$702,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	445,063	395,461
Deferred income taxes	75,407	40,899
Other	(38,360)	(15,941)
Net assets / liabilities from risk management activities	(1,545)	(7,167)
Net change in Winter Storm Uri current regulatory asset (See Note 8)	2,021,889	—
Net change in other operating assets and liabilities	(48,284)	(186,691)
Net cash provided by operating activities	3,221,508	929,316
Cash Flows From Investing Activities
Capital expenditures	(2,083,486)	(1,726,039)
Debt and equity securities activities, net	(7,302)	3,594
Other, net	13,469	7,876
Net cash used in investing activities	(2,077,319)	(1,714,569)
Cash Flows From Financing Activities
Net decrease in short-term debt	(184,967)	—
Net proceeds from equity issuances	671,630	675,320
Issuance of common stock through stock purchase and employee retirement plans	11,660	11,670
Proceeds from issuance of long-term debt	797,258	798,802
Proceeds from issuance of securitized long-term debt by AEK	95,000	—
Proceeds from term loan	2,020,000	—
Repayment of term loan	(2,020,000)	—
Repayment of long-term debt	(2,200,000)	(200,000)
Cash dividends paid	(319,074)	(279,256)
Debt issuance costs	(7,864)	(8,196)
Securitized debt issuance costs	(1,273)	—
Other	—	(1,735)
Net cash provided by (used in) financing activities	(1,137,630)	996,605
Net increase in cash and cash equivalents and restricted cash and cash equivalents	6,559	211,352
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	51,554	116,723
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$58,113	$328,075

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2023
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at June 30, 2023, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Because of seasonal and other factors, the results of operations for the nine-month period ended June 30, 2023 are not indicative of our results of operations for the full 2023 fiscal year, which ends September 30, 2023.
No events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements.
Significant accounting policies
Except as noted below related to our policies regarding restricted cash and cash equivalents and securitized intangible asset, our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
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
Restricted cash and cash equivalents
Restricted cash and cash equivalents consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our condensed consolidated balance sheets. Restricted cash and cash equivalents accounts were established for payment of Securitized Utility Tariff Bonds issuance costs and payment of debt service on those bonds as well as certain ongoing costs of Atmos Energy Kansas Securitization I, LLC (AEK).
Securitized intangible asset
Our securitized intangible asset represents the Securitized Utility Tariff Property that AEK acquired from Atmos Energy in the third quarter of fiscal 2023 as part of a securitization transaction. This transaction is discussed in further detail in Notes 8 and 9 to the condensed consolidated financial statements. The securitized intangible asset is stated at cost, net of accumulated amortization, and is amortized over the life of the asset in proportion to the pattern of economic benefit based on expected future undiscounted cash flows. At the end of its life, this securitized intangible asset will have no residual value. We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value.

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
Significant regulatory assets and liabilities as of June 30, 2023 and September 30, 2022 included the following:

	June 30, 2023	September 30, 2022
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$22,941	$31,122
Infrastructure mechanisms (1)	218,999	235,972
Winter Storm Uri incremental costs (2)	32,441	2,109,454
Deferred gas costs	48,649	119,742
Regulatory excess deferred taxes (3)	47,252	47,311
Recoverable loss on reacquired debt	3,280	3,406
Deferred pipeline record collection costs	52,588	36,898
Other	16,430	21,467
	$442,580	$2,605,372
Regulatory liabilities:
Regulatory excess deferred taxes (3)	$425,440	$545,021
Regulatory cost of removal obligation	574,098	568,307
Deferred gas costs	34,933	28,834
Asset retirement obligation	5,737	5,737
APT annual adjustment mechanism	42,797	31,138
Pension and postretirement benefit costs	141,032	156,857
Other	27,055	23,013
	$1,251,092	$1,358,907

(1)Infrastructure mechanisms in Texas, Louisiana and Tennessee allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.
(2)Includes extraordinary gas costs incurred during Winter Storm Uri and certain related carrying costs. See Note 8 to the condensed consolidated financial statements for further information.
(3)Regulatory excess deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of Tax Cuts and Jobs Act of 2017 (the "TCJA") and a Kansas legislative change enacted in fiscal 2020. See Note 12 to the condensed consolidated financial statements for further information.

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

Income statements and capital expenditures for the three and nine months ended June 30, 2023 and 2022 by segment are presented in the following tables:

	Three Months Ended June 30, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$615,259	$47,474	$—	$662,733
Intersegment revenues	808	160,751	(161,559)	—
Total operating revenues	616,067	208,225	(161,559)	662,733
Purchased gas cost	206,048	(194)	(161,304)	44,550
Operation and maintenance expense	138,351	56,953	(255)	195,049
Depreciation and amortization expense	107,809	42,917	—	150,726
Taxes, other than income	92,180	10,975	—	103,155
Operating income	71,679	97,574	—	169,253
Other non-operating income	6,695	9,475	—	16,170
Interest charges	16,146	15,188	—	31,334
Income before income taxes	62,228	91,861	—	154,089
Income tax expense	2,589	13,693	—	16,282
Net income	$59,639	$78,168	$—	$137,807
Capital expenditures	$512,585	$155,552	$—	$668,137

	Three Months Ended June 30, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$772,497	$43,932	$—	$816,429
Intersegment revenues	814	139,480	(140,294)	—
Total operating revenues	773,311	183,412	(140,294)	816,429
Purchased gas cost	390,559	(1,347)	(140,053)	249,159
Operation and maintenance expense	133,654	48,912	(241)	182,325
Depreciation and amortization expense	97,106	37,125	—	134,231
Taxes, other than income	85,933	10,194	—	96,127
Operating income	66,059	88,528	—	154,587
Other non-operating income	6,708	6,555	—	13,263
Interest charges	12,341	13,849	—	26,190
Income before income taxes	60,426	81,234	—	141,660
Income tax expense	3,025	10,088	—	13,113
Net income	$57,401	$71,146	$—	$128,547
Capital expenditures	$417,244	$118,766	$—	$536,010

	Nine Months Ended June 30, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$3,554,389	$133,326	$—	$3,687,715
Intersegment revenues	2,314	445,952	(448,266)	—
Total operating revenues	3,556,703	579,278	(448,266)	3,687,715
Purchased gas cost	1,896,986	(431)	(447,545)	1,449,010
Operation and maintenance expense	426,173	149,329	(721)	574,781
Depreciation and amortization expense	319,783	125,280	—	445,063
Taxes, other than income	275,002	30,782	—	305,784
Operating income	638,759	274,318	—	913,077
Other non-operating income	20,934	33,833	—	54,767
Interest charges	60,405	45,059	—	105,464
Income before income taxes	599,288	263,092	—	862,380
Income tax expense	56,707	38,335	—	95,042
Net income	$542,581	$224,757	$—	$767,338
Capital expenditures	$1,381,118	$702,368	$—	$2,083,486

	Nine Months Ended June 30, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$3,353,800	$125,234	$—	$3,479,034
Intersegment revenues	2,479	384,843	(387,322)	—
Total operating revenues	3,356,279	510,077	(387,322)	3,479,034
Purchased gas cost	1,881,212	(3,075)	(386,437)	1,491,700
Operation and maintenance expense	378,479	127,193	(885)	504,787
Depreciation and amortization expense	286,515	108,946	—	395,461
Taxes, other than income	242,214	29,292	—	271,506
Operating income	567,859	247,721	—	815,580
Other non-operating income	9,173	18,005	—	27,178
Interest charges	36,046	38,923	—	74,969
Income before income taxes	540,986	226,803	—	767,789
Income tax expense	35,163	29,871	—	65,034
Net income	$505,823	$196,932	$—	$702,755
Capital expenditures	$1,217,094	$508,945	$—	$1,726,039

Balance sheet information at June 30, 2023 and September 30, 2022 by segment is presented in the following tables:

	June 30, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$13,938,357	$5,079,984	$—	$19,018,341
Total assets	$21,015,851	$5,369,445	$(4,613,767)	$21,771,529

	September 30, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$12,723,532	$4,516,707	$—	$17,240,239
Total assets	$21,424,586	$4,797,206	$(4,028,803)	$22,192,989

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic weighted average shares outstanding is calculated based upon the weighted average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 7 to the condensed consolidated financial statements, when the impact is dilutive.
Basic and diluted earnings per share for the three and nine months ended June 30, 2023 and 2022 are calculated as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$137,807	$128,547	$767,338	$702,755
Less: Income allocated to participating securities	83	79	482	465
Income available to common shareholders	$137,724	$128,468	$766,856	$702,290
Basic weighted average shares outstanding	146,051	139,881	143,938	136,799
Net income per share — Basic	$0.94	$0.92	$5.33	$5.13
Diluted Earnings Per Share
Income available to common shareholders	$137,724	$128,468	$766,856	$702,290
Effect of dilutive shares	—	—	—	—
Income available to common shareholders	$137,724	$128,468	$766,856	$702,290
Basic weighted average shares outstanding	146,051	139,881	143,938	136,799
Dilutive shares	16	346	60	256
Diluted weighted average shares outstanding	146,067	140,227	143,998	137,055
Net income per share — Diluted	$0.94	$0.92	$5.33	$5.12

5.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three and nine months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$380,099	$—	$441,806	$—
Commercial	165,930	—	231,309	—
Industrial	23,533	—	57,045	—
Public authority and other	8,562	—	13,080	—
Total gas sales revenues	578,124	—	743,240	—
Transportation revenues	27,988	212,322	27,216	186,405
Miscellaneous revenues	2,706	4,397	2,453	3,104
Revenues from contracts with customers	608,818	216,719	772,909	189,509
Alternative revenue program revenues (1)	6,772	(8,494)	(77)	(6,097)
Other revenues	477	—	479	—
Total operating revenues	$616,067	$208,225	$773,311	$183,412

	Nine Months Ended June 30, 2023		Nine Months Ended June 30, 2022
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$2,276,240	$—	$2,108,349	$—
Commercial	953,409	—	910,400	—
Industrial	127,792	—	160,098	—
Public authority and other	54,074	—	54,668	—
Total gas sales revenues	3,411,515	—	3,233,515	—
Transportation revenues	93,661	597,822	87,886	514,114
Miscellaneous revenues	7,650	8,271	7,732	11,931
Revenues from contracts with customers	3,512,826	606,093	3,329,133	526,045
Alternative revenue program revenues (1)	42,360	(26,815)	25,663	(15,968)
Other revenues	1,517	—	1,483	—
Total operating revenues	$3,556,703	$579,278	$3,356,279	$510,077
(1)    In our distribution segment, we have weather-normalization adjustment mechanisms that serve to mitigate the effects of weather on our revenue. Additionally, APT has a regulatory mechanism that requires that APT shares with its tariffed customers 75% of the difference between the total non-tariffed revenues earned during a test period and a revenue benchmark.
Accounts receivable and allowance for uncollectible accounts
Accounts receivable arise from natural gas sales to residential, commercial, industrial, public authority and other customers. Our accounts receivable balance includes unbilled amounts which represent a customer’s consumption of gas from the date of the last cycle billing through the last day of the month. Our policy related to the accounting for our accounts receivable and allowance for uncollectible accounts is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. During the nine months ended June 30, 2023, there were no material changes to this policy. Rollforwards of our allowance for uncollectible accounts for the three and nine months ended June 30, 2023 and 2022 are presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 81 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.

Three Months Ended June 30, 2023
(In thousands)
Beginning balance, March 31, 2023	$52,751
Current period provisions	1,758
Write-offs charged against allowance	(5,902)
Recoveries of amounts previously written off	294
Ending balance, June 30, 2023	$48,901

Three Months Ended June 30, 2022
(In thousands)
Beginning balance, March 31, 2022	$62,213
Current period provisions	5,657
Write-offs charged against allowance	(7,430)
Recoveries of amounts previously written off	328
Ending balance, June 30, 2022	$60,768

Nine Months Ended June 30, 2023
(In thousands)
Beginning balance, September 30, 2022	$49,993
Current period provisions	22,000
Write-offs charged against allowance	(24,656)
Recoveries of amounts previously written off	1,564
Ending balance, June 30, 2023	$48,901

Nine Months Ended June 30, 2022
(In thousands)
Beginning balance, September 30, 2021	$64,471
Current period provisions	17,733
Write-offs charged against allowance	(22,888)
Recoveries of amounts previously written off	1,452
Ending balance, June 30, 2022	$60,768

6.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Other than as described below, there were no material changes in the terms of our debt instruments during the nine months ended June 30, 2023.

Long-term debt at June 30, 2023 and September 30, 2022 consisted of the following:

	June 30, 2023	September 30, 2022
	(In thousands)
Unsecured 0.625% Senior Notes, due March 2023	$—	$1,100,000
Unsecured 3.00% Senior Notes, due June 2027	500,000	500,000
Unsecured 2.625% Senior Notes, due September 2029	500,000	500,000
Unsecured 1.50% Senior Notes, due January 2031	600,000	600,000
Unsecured 5.45% Senior Notes, due October 2032	300,000	—
Unsecured 5.95% Senior Notes, due October 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due June 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due January 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due October 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due October 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due March 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due September 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due February 2052	600,000	600,000
Unsecured 5.75% Senior Notes, due October 2052	500,000	—
Floating-rate Senior Notes, due March 2023	—	1,100,000
Medium-term note Series A, 1995-1, 6.67%, due December 2025	10,000	10,000
Unsecured 6.75% Debentures, due July 2028	150,000	150,000
Finance lease obligations	50,766	51,850
Total long-term debt	6,610,766	8,011,850
Less:
Original issue discount on unsecured senior notes and debentures	6,188	3,704
Debt issuance cost	49,420	46,042
Current maturities of long-term debt	1,540	2,201,457
Total long-term debt, net	$6,553,618	$5,760,647
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
Our commercial paper program is supported by a five-year unsecured $1.5 billion credit facility that expires on March 31, 2027. This facility bears interest at a base rate or at a SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At June 30, 2023, there were no amounts outstanding under our commercial paper program. At September 30, 2022, there was $185.0 million outstanding under our commercial paper program.
We also have a $900 million three-year unsecured revolving credit facility, which expires March 31, 2025 and is used to provide additional working capital funding. This facility bears interest at a base rate or at a SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a

$100 million accordion feature, which provides the opportunity to increase the total committed loan to $1.0 billion. At June 30, 2023 and September 30, 2022, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2023 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of June 30, 2023 and September 30, 2022.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed March 31, 2023 and is used to issue letters of credit and to provide working capital funding. At June 30, 2023, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
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
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At June 30, 2023, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 39 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of June 30, 2023. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

7.    Shareholders' Equity
The following tables present a reconciliation of changes in stockholders' equity for the three and nine months ended June 30, 2023 and 2022.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2022	140,896,598	$704	$5,838,118	$369,112	$3,211,157	$9,419,091
Net income	—	—	—	—	271,860	271,860
Other comprehensive income	—	—	—	22,218	—	22,218
Cash dividends ($0.74 per share)	—	—	—	—	(104,552)	(104,552)
Common stock issued:
Public and other stock offerings	2,147,210	11	223,768	—	—	223,779
Stock-based compensation plans	111,953	1	3,877	—	—	3,878
Balance, December 31, 2022	143,155,761	716	6,065,763	391,330	3,378,465	9,836,274
Net income	—	—	—	—	357,671	357,671
Other comprehensive loss	—	—	—	(30,333)	—	(30,333)
Cash dividends ($0.74 per share)	—	—	—	—	(106,173)	(106,173)
Common stock issued:
Public and other stock offerings	1,316,930	6	143,808	—	—	143,814
Stock-based compensation plans	11,959	—	3,952	—	—	3,952
Balance, March 31, 2023	144,484,650	722	6,213,523	360,997	3,629,963	10,205,205
Net income	—	—	—	—	137,807	137,807
Other comprehensive income	—	—	—	43,406	—	43,406
Cash dividends ($0.74 per share)	—	—	—	—	(108,349)	(108,349)
Common stock issued:
Public and other stock offerings	2,754,533	15	315,682	—	—	315,697
Stock-based compensation plans	65,355	—	8,615	—	—	8,615
Balance, June 30, 2023	147,304,538	$737	$6,537,820	$404,403	$3,659,421	$10,602,381

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2021	132,419,754	$662	$5,023,751	$69,803	$2,812,673	$7,906,889
Net income	—	—	—	—	249,209	249,209
Other comprehensive loss	—	—	—	(45,947)	—	(45,947)
Cash dividends ($0.68 per share)	—	—	—	—	(90,411)	(90,411)
Common stock issued:
Public and other stock offerings	2,730,115	13	265,848	—	—	265,861
Stock-based compensation plans	275,212	2	3,942	—	—	3,944
Balance, December 31, 2021	135,425,081	677	5,293,541	23,856	2,971,471	8,289,545
Net income	—	—	—	—	324,999	324,999
Other comprehensive income	—	—	—	121,723	—	121,723
Cash dividends ($0.68 per share)	—	—	—	—	(93,533)	(93,533)
Common stock issued:
Public and other stock offerings	3,509,116	18	336,451	—	—	336,469
Stock-based compensation plans	77,832	—	4,028	—	—	4,028
Balance, March 31, 2022	139,012,029	695	5,634,020	145,579	3,202,937	8,983,231
Net income	—	—	—	—	128,547	128,547
Other comprehensive income	—	—	—	159,631	—	159,631
Cash dividends ($0.68 per share)	—	—	—	—	(95,312)	(95,312)
Common stock issued:
Public and other stock offerings	801,952	4	84,656	—	—	84,660
Stock-based compensation plans	74,775	—	7,414	—	—	7,414
Balance, June 30, 2022	139,888,756	$699	$5,726,090	$305,210	$3,236,172	$9,268,171
Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
On March 31, 2023, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities, which expires March 31, 2026. This shelf registration statement replaced our previous shelf registration statement which was filed on June 29, 2021. At June 30, 2023, $4.0 billion of securities were available for issuance under this shelf registration statement.
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
During the nine months ended June 30, 2023, we executed forward sales under our ATM equity sales program with various forward sellers who borrowed and sold 4,116,489 shares of our common stock at an aggregate price of $485.7 million. During the nine months ended June 30, 2023, we also settled forward sale agreements with respect to 6,116,848 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $671.6 million. As of June 30, 2023, $771.3 million of equity was available for issuance under our existing ATM program. Additionally, we had $589.5 million in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In thousands)	Forward Price
March 28, 2024	2,099,709	$247,295	$117.78
June 28, 2024	927,939	108,946	$117.41
September 30, 2024	1,133,978	132,104	$116.50
December 31, 2024	864,175	101,138	$117.03
Total	5,025,801	$589,483	$117.29
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2022	$(495)	$369,607	$369,112
Other comprehensive income before reclassifications	100	36,781	36,881
Amounts reclassified from accumulated other comprehensive income	—	(1,590)	(1,590)
Net current-period other comprehensive income	100	35,191	35,291
June 30, 2023	$(395)	$404,798	$404,403

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2021	$47	$69,756	$69,803
Other comprehensive income (loss) before reclassifications	(336)	233,511	233,175
Amounts reclassified from accumulated other comprehensive income	—	2,232	2,232
Net current-period other comprehensive income (loss)	(336)	235,743	235,407
June 30, 2022	$(289)	$305,499	$305,210

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
Regulatory Asset Accounting
Our purchased gas costs are recoverable through purchased gas cost adjustment mechanisms in each state where we operate. Due to the unprecedented level of purchased gas costs incurred during Winter Storm Uri, the Kansas Corporation

Commission (KCC) and the Railroad Commission of Texas (RRC) issued orders authorizing natural gas utilities to record a regulatory asset to account for the extraordinary costs associated with the winter storm. Pursuant to these orders, we recorded a regulatory asset for incremental costs, including certain carrying costs, incurred in Kansas and Texas. As of June 30, 2023, the regulatory assets related to costs incurred in Kansas and in Texas have been relieved as discussed below. Additionally, pursuant to a separate regulatory order issued by the RRC, we have deferred $32.4 million in carrying costs incurred after September 1, 2022, which we anticipate recovering in future regulatory filings. We have recorded the regulatory asset for Texas as a long-term asset in deferred charges and other assets as of June 30, 2023.
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
Kansas
The KCC issued a financing order on October 25, 2022, which authorized us to securitize, through the issuance of bonds, the qualified extraordinary costs associated with the winter storm. As part of the order, we created AEK, a special-purpose, wholly-owned subsidiary of Atmos Energy, and filed a registration statement with the SEC for the purpose of issuing securitized utility tariff bonds. The registration statement was declared effective on June 8, 2023.
As discussed in Note 9 to the condensed consolidated financial statements, AEK issued $95 million of Securitized Utility Tariff Bonds and used the proceeds from the issuance to purchase the Securitized Utility Tariff Property from Atmos Energy for $92.3 million. As a result of this transaction, Atmos Energy relieved $92.3 million of a regulatory asset related to costs incurred in Kansas that was recorded in deferred charges and other assets.
Texas
On February 8, 2022, the RRC issued a Financing Order that authorized the Texas Public Financing Authority (TPFA) to issue customer rate relief bonds to securitize the costs that were approved in the Final Determination over a period not to exceed 30 years. The TPFA authorized the creation of the Texas Natural Gas Securitization Finance Corporation (the Finance Corporation) as an issuing financing entity for the purpose of issuing customer rate relief bonds. On March 23, 2023, the Finance Corporation issued $3.5 billion in customer rate relief bonds with varying scheduled final maturities from 12 to 18 years. The bonds are obligations of the Finance Corporation, payable from the customer rate relief charges and other bond collateral, and are not an obligation of Atmos Energy. When we begin collecting the customer rate relief charges on October 1, 2023, such property shall be solely owned by the Finance Corporation and not available to pay creditors of Atmos Energy.
On March 23, 2023, we received proceeds from the Finance Corporation in the amount of $2.02 billion, and we relieved $2.02 billion in regulatory assets related to costs incurred in Texas. U.S. GAAP does not provide comprehensive recognition and measurement guidance for many forms of government assistance received by business entities. Accordingly, we have accounted for the proceeds received from the Finance Corporation by analogy to International Accounting Standards No. 20, "Accounting for Government Grants and Disclosure of Government Assistance" consistent with a grant related to income. The proceeds received and the corresponding derecognition of the deferred regulatory asset have been reflected in purchased gas cost and interest charges in our condensed consolidated statements of comprehensive income. As the proceeds reflect the recovery of the regulatory asset, there was no impact to earnings. The proceeds are reflected in our condensed consolidated statements of cash flow as an increase in operating cash flow. As discussed in Note 6 to the condensed consolidated financial statements, we used the proceeds from the Finance Corporation to repay a term loan facility.

9.    Variable Interest Entity
AEK is a special-purpose, wholly-owned subsidiary of Atmos Energy that was formed for the purpose of issuing securitized bonds to recover extraordinary costs incurred during Winter Storm Uri. On June 20, 2023, AEK completed a public offering of $95 million of 5.155% Series 2023-A Senior Secured Securitized Utility Tariff Bonds with a term of 10 years and semi-annual payments of principal and interest. The net proceeds from the offering, after the underwriting discount and offering expenses, of $93.7 million were primarily used to purchase the Securitized Utility Tariff Property from Atmos Energy for $92.3 million. The bonds are governed by an indenture between AEK and the indenture trustee. The indenture contains certain covenants that restrict AEK's ability to sell, transfer, convey, exchange or otherwise dispose of its assets. AEK's assets cannot be used to settle Atmos Energy's obligations, and the holders of the Securitized Utility Tariff Bonds have no recourse against Atmos Energy. See Note 8 to the condensed consolidated financial statements for additional information about the securitization transaction.

Because AEK's equity at risk is less than 1% of its total assets, it is considered to be a variable interest entity. Atmos Energy has the power to direct the most significant financial and operating activities of AEK, including billing, collections and remittance of customer cash receipts to enable AEK to service the principal and interest payments due under the Securitized Utility Tariff Bonds. Atmos Energy also has the obligation to absorb losses and rights to receive returns from AEK. Therefore, Atmos Energy is the primary beneficiary of AEK, and as a result, AEK is included in the condensed consolidated financial statements of Atmos Energy. No gain or loss was recognized upon initial consolidation.
The Securitized Utility Tariff Property that was acquired by AEK is classified as a securitized intangible asset on our condensed consolidated balance sheets. This securitized intangible asset will be amortized over 10 years, the estimated period needed to collect the required amounts from Atmos Energy's customers to service the Securitized Utility Tariff Bonds, with a weighted average amortization period of 5.31 years. The amortization expense related to the securitized intangible asset will be included in depreciation and amortization expense in our condensed consolidated statements of comprehensive income. We did not record amortization expense related to the securitized intangible asset for the three and nine months ended June 30, 2023 as billing did not begin until July 1, 2023.
The following table summarizes the impact of AEK on our condensed consolidated balance sheet, for the period indicated:

June 30, 2023
(In thousands)
Restricted cash and cash equivalents	$1,876
Securitized intangible asset, net	$93,600
Current maturities of securitized long-term debt	$5,973
Securitized long-term debt	$89,027
There were no material impacts to the condensed consolidated statements of comprehensive income for the three and nine months ended June 30, 2023.
The following table summarizes the maturities of the securitized long-term debt and the amortization expense related to the securitized intangible asset expected to be recognized in our consolidated statements of comprehensive income:

	Maturities of Securitized Long-Term Debt	Amortization Expense of Securitized Intangible Asset
For the fiscal year ending:	(In thousands)
2023	$—	$2,368
2024	9,922	8,073
2025	8,207	8,121
2026	8,635	8,545
2027	9,086	8,991
Thereafter	59,150	57,502
Total	$95,000	$93,600
The securitized long-term debt is recorded at carrying value. The fair value of the securitized long-term debt is determined using third party market value quotations, which are considered Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value and fair value of the securitized long-term debt as of June 30, 2023 is $95.0 million and $94.2 million.

10.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and nine months ended June 30, 2023 and 2022 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.
In the third quarter of fiscal 2023, due to the retirement of certain executives, we recognized a settlement charge of $1.0 million associated with our Supplemental Executive Retirement Plan and revalued the net periodic pension cost for the remainder of fiscal 2023. The revaluation of the net periodic pension cost for our Supplemental Executive Retirement Plan resulted in a decrease in the discount rate, effective April 30, 2023, to 5.21% from 5.71%, which will decrease our net periodic pension cost by approximately $0.1 million for the remainder of the fiscal year.

	Three Months Ended June 30
	Pension Benefits		Other Benefits
	2023	2022	2023	2022
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,915	$4,323	$1,546	$2,559
Interest cost (1)	7,265	5,063	3,478	2,683
Expected return on assets (1)	(7,278)	(7,383)	(2,804)	(3,312)
Amortization of prior service cost (credit) (1)	(30)	(58)	(3,285)	(3,308)
Amortization of actuarial (gain) loss (1)	178	1,951	(1,863)	—
Settlements (1)	1,030	—	—	—
Net periodic pension cost	$4,080	$3,896	$(2,928)	$(1,378)

	Nine Months Ended June 30
	Pension Benefits		Other Benefits
	2023	2022	2023	2022
	(In thousands)
Components of net periodic pension cost:
Service cost	$8,731	$12,970	$4,637	$7,676
Interest cost (1)	21,915	15,190	10,433	8,050
Expected return on assets (1)	(21,835)	(22,149)	(8,411)	(9,937)
Amortization of prior service cost (credit) (1)	(91)	(174)	(9,856)	(9,925)
Amortization of actuarial (gain) loss (1)	506	5,853	(5,589)	—
Settlements (1)	1,030	—	—	—
Net periodic pension cost	$10,256	$11,690	$(8,786)	$(4,136)
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
We made a voluntary contribution of $8.0 million to our pension plan during the third quarter of fiscal 2023.
For the nine months ended June 30, 2023 we contributed $9.9 million to our postretirement medical plan. We anticipate contributing a total of between $12 million and $15 million to our postretirement medical plan during fiscal 2023.

11.    Commitments and Contingencies
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices under contracts indexed to natural gas hubs or fixed price contracts. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. At June 30, 2023, we were committed to purchase 70.9 Bcf within one year and 91.7 Bcf within two to three years under indexed contracts. At June 30, 2023, we were committed to purchase 17.0 Bcf within one year under fixed price contracts with a weighted average price of $2.78 per Mcf.
Rate Regulatory Proceedings
As of June 30, 2023, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the nine months ended June 30, 2023.

12.    Income Taxes
Income Tax Expense
Our interim effective tax rates reflect the estimated annual effective tax rates for the fiscal years ended September 30, 2023 and 2022, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2023 and 2022 were 10.6% and 9.3% and for the nine months ended June 30, 2023 and 2022 were 11.0% and 8.5%. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the amortization of excess deferred federal income tax liabilities, tax credits, state income taxes and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the TCJA) and a Kansas legislative change enacted in fiscal 2020. Currently, the regulatory excess net deferred tax liability of $378.2 million is being returned over various periods. Of this amount, $320.7 million is being returned to customers over 35 - 60 months. An additional $54.5 million is being returned to customers on a provisional basis over 15 - 69 years until our regulators establish the final refund periods. The refund of the remaining $3.0 million will be addressed in future rate proceedings.
As of June 30, 2023 and September 30, 2022, $147.9 million and $159.8 million is recorded in other current liabilities.

13.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 15 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. During the nine months ended June 30, 2023, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.
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
In March and April 2023, we entered into forward starting interest rate swaps to effectively fix the Treasury yield component associated with $250 million of planned issuances of unsecured senior notes in fiscal 2024. These swaps were designated as cash flow hedges at the time the agreements were executed.

The following table summarizes our existing forward starting interest rate swaps as of June 30, 2023.

Planned Debt Issuance Date	Amount Hedged
(In thousands)
Fiscal 2024	$700,000
Fiscal 2025	600,000
Fiscal 2026	300,000
$1,600,000
Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and statements of comprehensive income.
As of June 30, 2023, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of June 30, 2023, we had 19,735 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of June 30, 2023 and September 30, 2022. The gross amounts of recognized assets and liabilities are netted within our condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, as of June 30, 2023 and September 30, 2022, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

		June 30, 2023
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Other current assets / Other current liabilities	$123,716	$—
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	278,771	—
Total		402,487	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	2,811	(9,752)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	678	(503)
Total		3,489	(10,255)
Gross / Net Financial Instruments		$405,976	$(10,255)

		September 30, 2022
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$355,075	$—
Total		355,075	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	26,207	(3,000)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	709	(1,129)
Total		26,916	(4,129)
Gross / Net Financial Instruments		$381,991	$(4,129)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net (gain) loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended June 30, 2023 and 2022 was $(0.7) million and $1.0 million and for the nine months ended June 30, 2023 and 2022 was $(2.1) million and $2.9 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and nine months ended June 30, 2023 and 2022.

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In thousands)
Increase in fair value:
Interest rate agreements	$44,057	$158,993	$36,781	$233,511
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	(530)	744	(1,590)	2,232
Total other comprehensive income from hedging, net of tax	$43,527	$159,737	$35,191	$235,743
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of June 30, 2023, we had $92.6 million of net realized gains in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net gains recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2053. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$2,120
Thereafter	90,437
Total	$92,557

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

14.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and short-term debt at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. During the nine months ended June 30, 2023, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and September 30, 2022. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	June 30, 2023
	(In thousands)
Assets:
Financial instruments	$—	$405,976	$—	$—	$405,976
Debt and equity securities
Registered investment companies	27,569	—	—	—	27,569
Bond mutual funds	37,267	—	—	—	37,267
Bonds (2)	—	34,058	—	—	34,058
Money market funds	—	5,485	—	—	5,485
Total debt and equity securities	64,836	39,543	—	—	104,379
Total assets	$64,836	$445,519	$—	$—	$510,355
Liabilities:
Financial instruments	$—	$10,255	$—	$—	$10,255

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2022
	(In thousands)
Assets:
Financial instruments	$—	$381,991	$—	$—	$381,991
Debt and equity securities
Registered investment companies	26,367	—	—	—	26,367
Bond mutual funds	32,367	—	—	—	32,367
Bonds (2)	—	33,433	—	—	33,433
Money market funds	—	3,845	—	—	3,845
Total debt and equity securities	58,734	37,278	—	—	96,012
Total assets	$58,734	$419,269	$—	$—	$478,003
Liabilities:
Financial instruments	$—	$4,129	$—	$—	$4,129

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns and any intent to sell the security. As of June 30, 2023, no allowance for credit losses was recorded for our available-for-sale debt securities. At June 30, 2023 and September 30, 2022, the amortized cost of our available-for-sale debt securities was $34.6 million and $34.1 million. At June 30, 2023, we maintained investments in bonds that have contractual maturity dates ranging from July 2023 through September 2026.
Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
	(In thousands)
Carrying Amount	$6,560,000	$7,960,000
Fair Value	$5,760,036	$6,918,843

15.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 17 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. During the nine months ended June 30, 2023, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of June 30, 2023, the related condensed consolidated statements of comprehensive income for the three and nine month periods ended June 30, 2023 and 2022, the condensed consolidated statements of cash flows for the nine month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
August 2, 2023

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at June 30, 2023 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
•Regulation
•Unbilled revenue
•Pension and other postretirement plans
•Impairment assessments
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the nine months ended June 30, 2023.
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
During the nine months ended June 30, 2023, we recorded net income of $767.3 million, or $5.33 per diluted share, compared to net income of $702.8 million, or $5.12 per diluted share for the nine months ended June 30, 2022.
The 9 percent year-over-year increase in net income largely reflects positive rate outcomes driven by safety and reliability spending, partially offset by increased depreciation and property tax expenses and higher spending on certain operating expenses in both our segments.
During the nine months ended June 30, 2023, we implemented, or received approval to implement, ratemaking regulatory actions which resulted in an increase in annual operating income of $248.6 million. Additionally, as of June 30, 2023, we had ratemaking efforts in progress seeking a total increase in annual operating income of $275.9 million.
Capital expenditures for the nine months ended June 30, 2023 were $2,083.5 million. Approximately 86 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the nine months ended June 30, 2023, we completed approximately $1.5 billion of long-term debt and equity financing. As of June 30, 2023, our equity capitalization was 61.8 percent. As of June 30, 2023, we had approximately $3.1 billion in total liquidity, consisting of $56.2 million in cash and cash equivalents, $589.5 million in funds available through equity forward sales agreements and $2,494.4 million in undrawn capacity under our credit facilities.
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
Three Months Ended June 30, 2023 compared with Three Months Ended June 30, 2022
Financial and operational highlights for our distribution segment for the three months ended June 30, 2023 and 2022 are presented below.

	Three Months Ended June 30
	2023	2022	Change
	(In thousands, unless otherwise noted)
Operating revenues	$616,067	$773,311	$(157,244)
Purchased gas cost	206,048	390,559	(184,511)
Operating expenses	338,340	316,693	21,647
Operating income	71,679	66,059	5,620
Other non-operating income	6,695	6,708	(13)
Interest charges	16,146	12,341	3,805
Income before income taxes	62,228	60,426	1,802
Income tax expense	2,589	3,025	(436)
Net income	$59,639	$57,401	$2,238
Consolidated distribution sales volumes — MMcf	41,550	44,954	(3,404)
Consolidated distribution transportation volumes — MMcf	33,722	34,360	(638)
Total consolidated distribution throughput — MMcf	75,272	79,314	(4,042)
Consolidated distribution average cost of gas per Mcf sold	$4.96	$8.69	$(3.73)

Operating income for our distribution segment increased 8.5 percent. Key drivers for the change in operating income include:
•a $29.1 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $3.5 million increase related to residential customer growth, primarily in our Mid-Tex Division.
Partially offset by:
•a $16.8 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $2.9 million increase in line locate spending, primarily in our Mid-Tex Division.
Interest charges increased $3.8 million primarily due to the issuance of long-term debt during the first quarter of fiscal 2023.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended June 30, 2023 and 2022. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended June 30
	2023	2022	Change
	(In thousands)
Mid-Tex	$37,608	$30,574	$7,034
Kentucky/Mid-States	12,811	13,715	(904)
Louisiana	10,415	10,892	(477)
West Texas	2,811	1,876	935
Mississippi	7,131	4,932	2,199
Colorado-Kansas	3,014	3,335	(321)
Other	(2,111)	735	(2,846)
Total	$71,679	$66,059	$5,620
Nine Months Ended June 30, 2023 compared with Nine Months Ended June 30, 2022
Financial and operational highlights for our distribution segment for the nine months ended June 30, 2023 and 2022 are presented below.

	Nine Months Ended June 30
	2023	2022	Change
	(In thousands, unless otherwise noted)
Operating revenues	$3,556,703	$3,356,279	$200,424
Purchased gas cost	1,896,986	1,881,212	15,774
Operating expenses	1,020,958	907,208	113,750
Operating income	638,759	567,859	70,900
Other non-operating income	20,934	9,173	11,761
Interest charges	60,405	36,046	24,359
Income before income taxes	599,288	540,986	58,302
Income tax expense	56,707	35,163	21,544
Net income	$542,581	$505,823	$36,758
Consolidated distribution sales volumes — MMcf	259,359	256,717	2,642
Consolidated distribution transportation volumes — MMcf	117,699	120,037	(2,338)
Total consolidated distribution throughput — MMcf	377,058	376,754	304
Consolidated distribution average cost of gas per Mcf sold	$7.31	$7.33	$(0.02)
Operating income for our distribution segment increased 12.5 percent. Key drivers for the change in operating income include:
•a $139.0 million increase in rate adjustments, primarily in our Mid-Tex Division.

•a $12.5 million increase in consumption, net of WNA, primarily due to the decline in residential consumption during the second quarter of fiscal 2022.
•a $14.6 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
•a $10.0 million decrease in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
Partially offset by:
•a $50.5 million increase in depreciation expense and property taxes associated with increased capital investments.
•an $18.3 million increase in line locate spending, primarily in our Mid-Tex Division.
•a $5.0 million increase in pipeline system maintenance.
•a $3.0 million increase in bad debt expense primarily due to higher customer bills.
•a $21.4 million increase in other operation and maintenance expense primarily due to employee-related costs and administrative costs, including the reimbursement of certain costs in the prior year.
Other non-operating income increased $11.8 million primarily due to unrealized gains on equity investments in the current period compared to unrealized losses on equity investments in the prior period. Interest charges increased $24.4 million primarily due to the issuance of long-term debt during the first quarter of fiscal 2023.
The following table shows our operating income by distribution division, in order of total rate base, for the nine months ended June 30, 2023 and 2022. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Nine Months Ended June 30
	2023	2022	Change
	(In thousands)
Mid-Tex	$315,140	$292,207	$22,933
Kentucky/Mid-States	78,299	75,541	2,758
Louisiana	69,092	61,842	7,250
West Texas	59,560	53,907	5,653
Mississippi	76,736	66,719	10,017
Colorado-Kansas	41,833	28,187	13,646
Other	(1,901)	(10,544)	8,643
Total	$638,759	$567,859	$70,900
Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first nine months of fiscal 2023, we implemented, or received approval to implement, regulatory proceedings, resulting in a $163.7 million increase in annual operating income as summarized below. Our ratemaking outcomes include the refund (return) of excess deferred income taxes (EDIT) resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit. Excluding these amounts, our total rate outcomes for ratemaking activities for the nine months ended June 30, 2023 were $169.4 million.

Rate Action	Annual Increase in Operating Income	EDIT Impact	Annual Increase in Operating Income Excluding EDIT
	(In thousands)
Annual formula rate mechanisms	$159,427	$(1,116)	$158,311
Rate case filings	2,940	6,791	9,731
Other rate activity	1,320	—	1,320
	$163,687	$5,675	$169,362

The following ratemaking efforts seeking $168.5 million in increased annual operating income were in progress as of June 30, 2023:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Kentucky/Mid-States	Infrastructure Mechanism	Virginia	$672
Kentucky/Mid-States	Rate Case	Virginia	2,752
Louisiana	Formula Rate Mechanism	Louisiana (1)	16,454
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities	113,768
Mississippi	Infrastructure Mechanism	Mississippi	10,969
Mississippi	Formula Rate Mechanism	Mississippi	13,793
West Texas	Formula Rate Mechanism	West Texas Cities	10,085
			$168,493
(1)    On June 29, 2023, the Company reached an agreement for an increase in operating income of $14.5 million with rates effective July 1, 2023 and anticipates receiving final commission approval during the fourth quarter of fiscal 2023.

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
The following annual formula rate mechanisms were approved during the nine months ended June 30, 2023:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	EDIT Impact	Increase (Decrease) in Annual Operating Income Excluding EDIT	Effective Date
			(In thousands)
2023 Filings:
Mid-Tex	DARR (1)	09/30/2022	$17,345	$51	$17,396	06/14/2023
Mid-Tex	ATM Cities	12/31/2022	12,825	—	12,825	06/09/2023
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/31/2022	6,938	—	6,938	06/09/2023
West Texas	Triangle	12/31/2022	717	—	717	06/01/2023
West Texas	Environs	12/31/2022	1,332	—	1,332	06/01/2023
Mid-Tex	Environs	12/31/2022	5,983	—	5,983	06/01/2023
Kentucky/Mid-States	Tennessee ARM	09/30/2022	14	(1,509)	(1,495)	06/01/2023
Colorado-Kansas	Kansas SIP	12/31/2022	772	—	772	04/01/2023
Colorado-Kansas	Colorado SSIR	12/31/2023	1,971	—	1,971	01/01/2023
Mississippi	Mississippi - SIR	10/31/2023	8,560	—	8,560	11/01/2022
Mississippi	Mississippi - SRF	10/31/2023	12,188	778	12,966	11/01/2022
Kentucky/Mid-States	Kentucky PRP	09/30/2023	1,588	—	1,588	10/02/2022
Mid-Tex	Mid-Tex Cities RRM	12/31/2021	81,402	(395)	81,007	10/01/2022
West Texas	West Texas Cities RRM	12/31/2021	7,315	(41)	7,274	10/01/2022
Kentucky/Mid-States	Virginia - SAVE	09/30/2023	477	—	477	10/01/2022
Total 2023 Filings			$159,427	$(1,116)	$158,311
(1)    The City of Dallas approved the DARR filing based on the effective date herein; however, the new rates will be implemented September 1, 2023.
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. The following table summarizes the rate cases that were completed during the nine months ended June 30, 2023.

Division	State	Increase in Annual Operating Income	EDIT Impact	Increase in Annual Operating Income Excluding EDIT	Effective Date
		(In thousands)
2023 Rate Case Filings:
Colorado-Kansas	Colorado	$913	$(54)	$859	05/14/2023
Colorado-Kansas	Kansas	2,027	6,845	8,872	05/09/2023
Total 2023 Rate Case Filings		$2,940	$6,791	$9,731

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the nine months ended June 30, 2023.

Division	Jurisdiction	Rate Activity	Increase in Annual Operating Income	Effective Date
			(In thousands)
2023 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$1,320	02/01/2023
Total 2023 Other Rate Activity			$1,320
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 10, 2023, APT made a GRIP filing that covered changes in net property, plant and equipment investments from January 1, 2022 through December 31, 2022 with a requested increase in operating income of $84.9 million. On May 17, 2023, the Texas Railroad Commission (RRC) approved the Company's GRIP filing. Additionally, GRIP requires a utility to file a statement of intent at least once every five years to review its costs and expenses, including capital costs filed for recovery under GRIP. On May 19, 2023, APT filed its statement of intent seeking $107.4 million in additional annual operating income. The Company has agreed with the intervening parties to extend the effective date from June 23, 2023 to July 17, 2023 making the statutory deadline for a final RRC decision December 14, 2023.
The demand fee our Louisiana natural gas transmission pipeline charges to our Louisiana distribution division increases five percent annually and has been approved by the Louisiana Public Service Commission until September 30, 2027.
Three Months Ended June 30, 2023 compared with Three Months Ended June 30, 2022
Financial and operational highlights for our pipeline and storage segment for the three months ended June 30, 2023 and 2022 are presented below.

	Three Months Ended June 30
	2023	2022	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$164,587	$144,970	$19,617
Third-party transportation revenue	39,800	35,939	3,861
Other revenue	3,838	2,503	1,335
Total operating revenues	208,225	183,412	24,813
Total purchased gas cost	(194)	(1,347)	1,153
Operating expenses	110,845	96,231	14,614
Operating income	97,574	88,528	9,046
Other non-operating income	9,475	6,555	2,920
Interest charges	15,188	13,849	1,339
Income before income taxes	91,861	81,234	10,627
Income tax expense	13,693	10,088	3,605
Net income	$78,168	$71,146	$7,022
Gross pipeline transportation volumes — MMcf	205,046	175,117	29,929
Consolidated pipeline transportation volumes — MMcf	172,266	146,422	25,844
Operating income for our pipeline and storage segment increased 10.2 percent. Key drivers for the change in operating income include:
•a $22.6 million increase due to rate adjustments from the GRIP filings approved in May 2022 and 2023. The increase in rates was driven by increased safety and reliability spending.
Partially offset by:
•an $8.0 million increase in operation and maintenance expense primarily attributable to inspection spending.
•a $6.4 million increase in depreciation and property tax expenses associated with increased capital investments.
Other non-operating income increased $2.9 million primarily due to a higher allowance for funds used during construction (AFUDC) largely as a result of increased capital spending.

Nine Months Ended June 30, 2023 compared with Nine Months Ended June 30, 2022
Financial and operational highlights for our pipeline and storage segment for the nine months ended June 30, 2023 and 2022 are presented below.

	Nine Months Ended June 30
	2023	2022	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$457,592	$401,455	$56,137
Third-party transportation revenue	114,747	98,696	16,051
Other revenue	6,939	9,926	(2,987)
Total operating revenues	579,278	510,077	69,201
Total purchased gas cost	(431)	(3,075)	2,644
Operating expenses	305,391	265,431	39,960
Operating income	274,318	247,721	26,597
Other non-operating income	33,833	18,005	15,828
Interest charges	45,059	38,923	6,136
Income before income taxes	263,092	226,803	36,289
Income tax expense	38,335	29,871	8,464
Net income	$224,757	$196,932	$27,825
Gross pipeline transportation volumes — MMcf	613,957	581,545	32,412
Consolidated pipeline transportation volumes — MMcf	440,015	411,884	28,131
Operating income for our pipeline and storage segment increased 10.7 percent. Key drivers for the change in operating income include:
•a $64.6 million increase due to rate adjustments from the GRIP filings approved in May 2022 and 2023. The increase in rates was driven by increased safety and reliability spending.
•an $8.0 million net increase in APT's through-system activities primarily associated with increased spreads.
Partially offset by:
•a $22.1 million increase in operation and maintenance expense primarily attributable to inspection spending and employee-related costs.
•a $17.0 million increase in depreciation and property tax expenses associated with increased capital investments.
•a $3.9 million decrease in other revenues due to a nonrecurring retention gas sale in the prior year.
Other non-operating income increased $15.8 million primarily due to a higher allowance for funds used during construction (AFUDC) largely as a result of increased capital spending. Interest charges increased $6.1 million primarily due to the issuance of long-term debt during the first quarter of fiscal 2023.
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
On March 31, 2023, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities, which expires March 31, 2026. This shelf registration statement replaced our previous shelf registration statement which was filed on June 29, 2021. As of June 30, 2023, $4.0 billion of securities were available for issuance under this shelf registration statement.
On March 31, 2023, we filed a prospectus supplement under the shelf registrations statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion through March 31, 2026 (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program). This ATM equity sales program replaced our previous ATM equity sales program, filed on March 23, 2022. As of June 30, 2023, $771.3 million of equity was available for issuance under our existing ATM equity sales program. Additionally, as of June 30, 2023, we had $589.5 million in available proceeds from outstanding forward sale agreements. Additional details are summarized in Note 7 to the condensed consolidated financial statements.
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
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of June 30, 2023, September 30, 2022 and June 30, 2022:

	June 30, 2023		September 30, 2022		June 30, 2022
	(In thousands, except percentages)
Short-term debt	$—	—%	$184,967	1.1%	$—	—%
Long-term debt (1)	6,555,158	38.2%	7,962,104	45.3%	7,960,594	46.2%
Shareholders’ equity (2)	10,602,381	61.8%	9,419,091	53.6%	9,268,171	53.8%
Total	$17,157,539	100.0%	$17,566,162	100.0%	$17,228,765	100.0%
(1)     Inclusive of our finance leases, and exclusive of AEK's securitized long-term debt.
(2)     Excluding the $2.2 billion of incremental financing issued to pay for the purchased gas costs incurred during Winter Storm Uri, our equity capitalization ratio was 61.3% at September 30, 2022 and 61.7% at June 30, 2022.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the nine months ended June 30, 2023 and 2022 are presented below.

	Nine Months Ended June 30
	2023	2022	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$3,221,508	$929,316	$2,292,192
Investing activities	(2,077,319)	(1,714,569)	(362,750)
Financing activities	(1,137,630)	996,605	(2,134,235)
Change in cash and cash equivalents and restricted cash and cash equivalents	6,559	211,352	(204,793)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	51,554	116,723	(65,169)
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$58,113	$328,075	$(269,962)

Cash flows from operating activities
For the nine months ended June 30, 2023, we generated cash flow from operating activities of $3,221.5 million compared with $929.3 million for the nine months ended June 30, 2022. Operating cash flow increased $2,292.2 million primarily due to the receipt of $2.02 billion from the Finance Corporation, as discussed in Note 6 to the condensed consolidated financial statements.
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
For the nine months ended June 30, 2023, cash used for investing activities was $2,077.3 million compared to $1,714.6 million for the nine months ended June 30, 2022. Capital spending in our distribution segment increased $164.0 million, primarily as a result of increased system modernization and customer growth spending. Capital spending in our pipeline and storage segment increased $193.4 million primarily due to increased spending for pipeline system safety and reliability in Texas.
Cash flows from financing activities
For the nine months ended June 30, 2023, our financing activities used $1,137.6 million of cash compared with $996.6 million of cash provided by financing activities in the prior-year period.
In the nine months ended June 30, 2023, we repaid $2.2 billion in long-term debt, and we received approximately $1.5 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $500 million of 5.75% senior notes due October 2052 and $300 million of 5.45% senior notes due October 2032, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $789.4 million. Additionally, during the nine months ended June 30, 2023, we settled 6,116,848 shares that had been sold on a forward basis for net proceeds of $671.6 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding. Finally, AEK issued $95 million in securitized long-term debt.
In the nine months ended June 30, 2022, we received approximately $1.5 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $600 million of 2.85% senior notes due February 2052 and received net proceeds from the offering, after the underwriting discount and offering expenses, of $589.8 million. We also completed a public offering of $200 million of 2.625% senior notes due September 2029, and received net proceeds of $200.8 million that were used to repay our $200 million floating-rate term loan. Additionally, during the nine months ended June 30, 2022, we settled 6,932,722 shares that had been sold on a forward basis for net proceeds of $675.3 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding.
The following table summarizes our share issuances for the nine months ended June 30, 2023 and 2022:

	Nine Months Ended June 30
	2023	2022
Shares issued:
Direct Stock Purchase Plan	49,160	52,907
1998 Long-Term Incentive Plan	189,267	427,819
Retirement Savings Plan and Trust	52,665	55,554
Equity Issuance	6,116,848	6,932,722
Total shares issued	6,407,940	7,469,002
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

Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). In November 2022, S&P revised our outlook from negative to stable. As of June 30, 2023, our outlook and current debt ratings, which are all considered investment grade are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of June 30, 2023. Our debt covenants are described in greater detail in Note 6 to the condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 11 to the condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the nine months ended June 30, 2023.
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
The following table shows the components of the change in fair value of our financial instruments for the three and nine months ended June 30, 2023 and 2022:

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In thousands)
Fair value of contracts at beginning of period	$335,990	$282,400	$377,862	$225,417
Contracts realized/settled	(294)	(260)	(3,161)	31,224
Fair value of new contracts	3,129	1,834	3,091	3,550
Other changes in value	56,896	203,985	17,929	227,768
Fair value of contracts at end of period	395,721	487,959	395,721	487,959
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$395,721	$487,959	$395,721	$487,959

The fair value of our financial instruments at June 30, 2023 is presented below by time period and fair value source:

	Fair Value of Contracts at June 30, 2023
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$116,775	$278,946	$—	$—	$395,721
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$116,775	$278,946	$—	$—	$395,721

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and nine months ended June 30, 2023 and 2022.
Distribution Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
METERS IN SERVICE, end of period
Residential	3,186,129	3,138,790	3,186,129	3,138,790
Commercial	282,366	281,839	282,366	281,839
Industrial	1,637	1,643	1,637	1,643
Public authority and other	8,099	8,204	8,099	8,204
Total meters	3,478,231	3,430,476	3,478,231	3,430,476

INVENTORY STORAGE BALANCE — Bcf	59.0	49.4	59.0	49.4
SALES VOLUMES — MMcf (1)
Gas sales volumes
Residential	17,495	19,760	144,316	144,695
Commercial	16,095	17,012	85,488	83,307
Industrial	6,869	6,988	23,859	22,848
Public authority and other	1,091	1,194	5,696	5,867
Total gas sales volumes	41,550	44,954	259,359	256,717
Transportation volumes	35,798	36,503	123,643	125,993
Total throughput	77,348	81,457	383,002	382,710
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
CUSTOMERS, end of period
Industrial	95	96	95	96
Other	197	197	197	197
Total	292	293	292	293

INVENTORY STORAGE BALANCE — Bcf	1.0	0.7	1.0	0.7
PIPELINE TRANSPORTATION VOLUMES — MMcf (1)	205,046	175,117	613,957	581,545
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
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. During the nine months ended June 30, 2023, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of the fiscal year ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the nine months ended June 30, 2023, except as noted in Note 11 to the condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2022.

Item 5.	Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 5, 2019)	Exhibit 3.1 to Form 8-K dated February 5, 2019 (File No. 1-10042)
4.1	Underwriting Agreement among Atmos Energy Kansas Securitization I, LLC, Atmos Energy Corporation and J.P. Morgan Securities LLC, dated June 9, 2023.	Exhibit 1.1 of Form 8-K dated June 9, 2023 (File No. 1-10042)
4.2	Indenture by and among Atmos Energy Kansas Securitization I, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U. S. Bank National Association, as Securities Intermediary (including the form of the Bonds and the Series Supplement), dated as of June 20, 2023.	Exhibit 4.1 to Form 8-K dated June 20, 2023 (File No. 1-10042)
4.3	Series Supplement by and among Atmos Energy Kansas Securitization I, LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary, dated as of June 20, 2023.	Exhibit 4.2 to Form 8-K dated June 20, 2023 (File No. 1-10042)
10.1	Term Loan Agreement, dated as of March 3, 2023, among Atmos Energy Corporation, U.S. Bank National Association, as the Administrative Agent, Mizuho Bank, Ltd., as Syndication Agent, CoBank, ACB, as Documentation Agent, U.S. Bank National Association, Mizuho Bank, Ltd. and CoBank ACB, as Joint Lead Arrangers and Joint-Bookrunners and the lenders named therein.	Exhibit 10.1 to Form 8-K dated March 3, 2023 (File No. 1-10042)
10.2(a)	Equity Distribution Agreement, dated as of March 31, 2023, among Atmos Energy Corporation and the Managers and Forward Purchases named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated March 31, 2023 (File No. 1-10042)
10.2(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated March 31, 2023 (File No. 1-10042)
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: August 2, 2023