Form 10-K
period 2023-09-30
ATMOS ENERGY CORP
filed 2023-11-14
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
    ☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the common voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2023, was $16,116,913,880.
As of November 6, 2023, the registrant had 148,496,108 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 7, 2024 are incorporated by reference into Part III of this report.

GLOSSARY OF KEY TERMS

AEK	Atmos Energy Kansas Securitization I, LLC
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income
ARM	Annual Rate Mechanism
ATO	Trading symbol for Atmos Energy Corporation common stock on the NYSE
Bcf	Billion cubic feet
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DARR	Dallas Annual Rate Review
EDIT	Excess Deferred Income Taxes
ERISA	Employee Retirement Income Security Act of 1974
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
LTIP	1998 Long-Term Incentive Plan
Mcf	Thousand cubic feet
MDWQ	Maximum daily withdrawal quantity
Mid-Tex ATM Cities	Represents a coalition of 47 incorporated cities or approximately 10 percent of the Mid-Tex Division's customers.
Mid-Tex Cities	Represents all incorporated cities other than Dallas and Mid-Tex ATM Cities, or approximately 72 percent of the Mid-Tex Division’s customers.
MMcf	Million cubic feet
Moody’s	Moody’s Investor Service, Inc.
NGPA	Natural Gas Policy Act of 1978
NYSE	New York Stock Exchange
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
Securitized Utility Tariff Bonds	Series 2023-A Senior Secured Securitized Utility Tariff Bonds
Securitized Utility Tariff Property	As defined in the financing order issued by the KCC in October 2022
SIP	System Integrity Program
SIR	System Integrity Rider
SOFR	Secured Overnight Financing Rate
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I
The terms “we,” “our,” “us,” “Atmos Energy” and the “Company” refer to Atmos Energy Corporation and its subsidiaries, unless the context suggests otherwise.

ITEM 1.	Business.
Overview and Strategy
Atmos Energy Corporation, headquartered in Dallas, Texas, and incorporated in Texas and Virginia, is the country’s largest natural-gas-only distributor based on number of customers. We safely deliver reliable, efficient and abundant natural gas through regulated sales and transportation arrangements to over 3.3 million residential, commercial, public authority and industrial customers in eight states located primarily in the South. We also operate one of the largest intrastate pipelines in Texas based on miles of pipe.
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
Operating Segments
As of September 30, 2023, we manage and review our consolidated operations through the following reportable segments:
•The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states.
•The pipeline and storage segment is comprised primarily of the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana.
Distribution Segment Overview
The following table summarizes key information about our six regulated natural gas distribution divisions, presented in order of total rate base.

Division	Service Areas	Communities Served	Customer Meters
Mid-Tex	Texas, including the Dallas/Fort Worth Metroplex	550	1,856,356
Kentucky/Mid-States	Kentucky	220	185,630
	Tennessee		165,267
	Virginia		25,083
Louisiana	Louisiana	270	378,483
West Texas	Amarillo, Lubbock, Midland	80	330,490
Mississippi	Mississippi	110	273,586
Colorado-Kansas	Colorado	170	129,197
	Kansas		142,292
We operate in our service areas under terms of non-exclusive franchise agreements granted by the various cities and towns that we serve. At September 30, 2023, we held 1,021 franchises having terms generally ranging from five to 35 years. A significant number of our franchises expire each year, which require renewal prior to the end of their terms. Historically, we have successfully renewed these franchises and believe that we will continue to be able to renew our franchises as they expire.
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
Except for local production purchases, we select our natural gas suppliers through a competitive bidding process by periodically requesting proposals from suppliers. We select these suppliers based on their ability to reliably deliver gas supply to our designated firm pipeline receipt points at the lowest reasonable cost. Major suppliers during fiscal 2023 were Cima Energy, LP, ConocoPhillips Company, EnLink Gas Marketing LP, Enterprise Navitas Midstream Midland Basin LLC, Hartree Partners, L.P., Sequent Energy Management LLC, Symmetry Energy Solutions, LLC, Targa Gas Marketing LLC, Texla Energy Management, Inc. and Twin Eagle Resource Management, LLC.
The combination of base load and peaking agreements, coupled with the withdrawal of gas held in storage, allows us the flexibility to adjust to changes in weather, which minimizes our need to enter into long-term firm commitments. We estimate our peak-day availability of natural gas supply to be approximately 5.3 Bcf. The peak-day demand for our distribution operations in fiscal 2023 was on December 23, 2022, when sales to customers reached approximately 4.2 Bcf.
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
Revenues earned from transportation and storage services for APT are subject to traditional ratemaking governed by the RRC. Rates are updated through periodic filings made under Texas’ GRIP. GRIP allows us to include in our rate base annually approved capital costs incurred in the prior calendar year provided that we file a complete rate case at least once every five years; the most recent of which was filed in May 2023. APT’s existing regulatory mechanisms allow certain transportation and storage services to be provided under market-based rates.
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
•The ability to recover the gas cost portion of bad debts in five states which represents approximately 80 percent of our distribution residential and commercial revenues.

The following tables provides a jurisdictional rate summary for our regulated operations as of September 30, 2023. This information is for regulatory purposes only and may not be representative of our actual financial position.

Division	Jurisdiction	Effective Date of Last Rate/GRIP Action	Rate Base (thousands)(1)	Authorized Rate of Return(1)	Authorized Debt/ Equity Ratio(1)	Authorized Return on Equity(1)
Atmos Pipeline — Texas	Texas(5)	05/17/2023	$4,055,375	8.87%	47/53	11.50%
Colorado-Kansas	Colorado	05/14/2023	229,565	7.00%	42-45/55-58	9.3% - 9.6%
	Colorado SSIR	01/01/2023	31,993	7.00%	42-45/55-58	9.3% - 9.6%
	Kansas	05/09/2023	295,070	(4)	(4)	(4)
	Kansas SIP	04/01/2023	13,270	7.03%	44/56	9.10%
Kentucky/Mid-States	Kentucky	05/20/2022	568,506	6.82%	45/55	9.23%
	Kentucky-PRP	10/02/2022	14,375	6.94%	45/55	9.45%
	Tennessee	06/01/2023	499,447	7.58%	38/62	9.80%
	Virginia	04/01/2019	47,827	7.43%	42/58	9.20%
	Virginia-SAVE	10/01/2022	11,753	7.43%	42/58	9.20%
Louisiana	Louisiana	07/01/2023	1,094,373	7.30%	(4)	(4)
Mid-Tex	Mid-Tex Cities(7)	10/01/2022	5,234,981(6)	7.28%	42/58	9.80%
	Mid-Tex ATM Cities	06/09/2023	5,932,535(6)	7.97%	40/60	9.80%
	Mid-Tex Environs	06/01/2023	5,932,542(6)	7.97%	40/60	9.80%
	Mid-Tex — Dallas	09/01/2023	5,904,692(6)	7.43%	40/60	9.80%
Mississippi	Mississippi	11/01/2022	525,348	7.53%	(4)	(4)
	Mississippi - SIR	11/01/2022	390,276	7.53%	(4)	(4)
West Texas	West Texas Cities(8) (10)	10/01/2022	855,328(9)	7.28%	42/58	9.80%
	West Texas - ALDC	06/09/2023	960,622(9)	7.35%	41/59	(4)
	West Texas - Environs	06/01/2023	958,159(9)	7.97%	40/60	9.80%
	West Texas - Triangle	06/01/2023	56,279	7.71%	40/60	9.80%

Division	Jurisdiction	Bad Debt Rider(2)	Formula Rate	Infrastructure Mechanism	Performance Based Rate Program(3)	WNA Period
Atmos Pipeline — Texas	Texas	No	Yes	Yes	N/A	N/A
Colorado-Kansas	Colorado	No	No	Yes	No	N/A
	Kansas	Yes	No	Yes	Yes	October-May
Kentucky/Mid-States	Kentucky	Yes	No	Yes	Yes	November-April
	Tennessee	Yes	Yes	Yes	Yes	October-April
	Virginia	Yes	No	Yes	No	January-December
Louisiana	Louisiana	No	Yes	Yes	No	December-March
Mid-Tex Cities	Texas	Yes	Yes	Yes	No	November-April
Mid-Tex — Dallas	Texas	Yes	Yes	Yes	No	November-April
Mississippi	Mississippi	No	Yes	Yes	No	November-April
West Texas	Texas	Yes	Yes	Yes	No	October-May

(1)The rate base, authorized rate of return, authorized debt/equity ratio and authorized return on equity presented in this table are those from the most recent approved regulatory filing for each jurisdiction. These rate bases, rates of return, debt/equity ratios and returns on equity are not necessarily indicative of current or future rate bases, rates of return or returns on equity.
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
(5)On October 24, 2023, APT and the intervening parties in its general rate case filed a Joint Notice of Settlement and Proposed Order. The settlement proposes a rate base of $4.3 billion, an authorized return of 8.49%, a debt/equity ratio of 40/60 and an authorized ROE of 11.45%. We anticipate the settlement agreement will be on the RRC's agenda for its December 13, 2023 meeting.
(6)The Mid-Tex rate base represents a “system-wide,” or 100 percent, of the Mid-Tex Division’s rate base.
(7)The Mid-Tex Cities approved the Formula Rate Mechanism filing with rates effective October 1, 2023, which included a rate base of $6.1 billion, an authorized return of 7.35%, a debt/equity ratio of 42/58 and an authorized ROE of 9.80%.
(8)The West Texas Cities includes all West Texas Division cities except Amarillo, Lubbock, Dalhart and Channing (ALDC).
(9)The West Texas rate base represents a "system-wide," or 100 percent, of the West Texas Division's rate base.
(10)The West Texas Cities approved the Formula Rate Mechanism filing with rates effective October 1, 2023, which included a rate base of $965.3 million, an authorized return of 7.35%, a debt/equity ratio of 42/58 and an authorized ROE of 9.80%.
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

Rate Action	Annual Increase (Decrease) in Operating Income	EDIT Impact	Annual Increase (Decrease) in Operating Income Excluding EDIT
	(In thousands)
2023 Filings:
Annual formula rate mechanisms	$258,824	$(1,099)	$257,725
Rate case filings	2,940	6,791	9,731
Other ratemaking activity	1,320	—	1,320
Total 2023 Filings	$263,084	$5,692	$268,776

2022 Filings:
Annual formula rate mechanisms	$169,354	$33,249	$202,603
Rate case filings	5,938	7,379	13,317
Other ratemaking activity	(370)	—	(370)
Total 2022 Filings	$174,922	$40,628	$215,550

2021 Filings:
Annual formula rate mechanisms	$181,459	$39,306	$220,765
Rate case filings	5,119	1,168	6,287
Other ratemaking activity	(877)	—	(877)
Total 2021 Filings	$185,701	$40,474	$226,175
The following ratemaking efforts seeking $264.6 million in annual operating income were initiated during fiscal 2023 but had not been completed or implemented as of September 30, 2023:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Atmos Pipeline - Texas	Rate Case	Texas (1)	$107,417
Colorado-Kansas	Infrastructure Mechanism	Kansas (2)	1,755
Kentucky/Mid-States	Infrastructure Mechanism	Virginia (3)	672
Kentucky/Mid-States	Infrastructure Mechanism	Kentucky (4)	3,424
Kentucky/Mid-States	Rate Case	Virginia	2,752
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities (5)	113,768
Mississippi	Infrastructure Mechanism	Mississippi	10,969
Mississippi	Formula Rate Mechanism	Mississippi	13,793
West Texas	Formula Rate Mechanism	West Texas Cities (6)	10,085
			$264,635

(1)     On October 24, 2023, APT and the intervening parties in its general rate case filed a Joint Notice of Settlement and Proposed Order. We anticipate the settlement agreement will be on the RRC's agenda for its December 13, 2023 meeting. If approved, the settlement would result in a $27.0 million increase in annual operating income, exclusive of the impact of the cessation of $36.9 million in excess deferred income tax refunds, which are substantially offset by a corresponding increase in income taxes. New rates are anticipated to be implemented on January 1, 2024.
(2)    The Kansas Corporation Commission approved the GSRS filing on November 2, 2023, with rates effective November 2, 2023.
(3)    On September 11, 2023, the State Corporation Commission of Virginia approved a rate increase of $0.6 million effective October 1, 2023.
(4)    On September 29, 2023, the Kentucky Public Service Commission approved a rate increase of $2.9 million effective October 1, 2023.
(5)    The Mid-Tex Cities approved a rate increase of $98.6 million. New rates were implemented on October 1, 2023.
(6) The West Texas Cities approved a rate increase of $8.6 million. New rates were implemented on October 1, 2023.

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

The following table summarizes our annual formula rate mechanisms with effective dates during the fiscal years ended September 30, 2023, 2022 and 2021:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	EDIT Impact	Increase (Decrease) in Annual Operating Income Excluding EDIT	Effective Date
				(In thousands)
2023 Filings:
Louisiana	Louisiana	12/2022	$14,466	$17	$14,483	07/01/2023
Mid-Tex	DARR (1)	09/2022	17,345	51	17,396	06/14/2023
Mid-Tex	ATM Cities	12/2022	12,825	—	12,825	06/09/2023
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/2022	6,938	—	6,938	06/09/2023
West Texas	Triangle	12/2022	717	—	717	06/01/2023
West Texas	Environs	12/2022	1,332	—	1,332	06/01/2023
Mid-Tex	Environs	12/2022	5,983	—	5,983	06/01/2023
Kentucky/Mid-States	Tennessee ARM	09/2022	14	(1,509)	(1,495)	06/01/2023
Atmos Pipeline - Texas	Texas	12/2022	84,931	—	84,931	05/17/2023
Colorado-Kansas	Kansas SIP	12/2022	772	—	772	04/01/2023
Colorado-Kansas	Colorado SSIR	12/2023	1,971	—	1,971	01/01/2023
Mississippi	Mississippi - SIR	10/2023	8,560	—	8,560	11/01/2022
Mississippi	Mississippi - SRF	10/2023	12,188	778	12,966	11/01/2022
Kentucky/Mid-States	Kentucky PRP	09/2023	1,588	—	1,588	10/02/2022
Mid-Tex	Mid-Tex Cities RRM	12/2021	81,402	(395)	81,007	10/01/2022
West Texas	West Texas Cities RRM	12/2021	7,315	(41)	7,274	10/01/2022
Kentucky/Mid-States	Virginia - SAVE	09/2023	477	—	477	10/01/2022
Total 2023 Filings			$258,824	$(1,099)	$257,725

2022 Filings:
Kentucky/Mid-States	Tennessee ARM	09/2021	$2,466	$—	$2,466	07/01/2022
Louisiana	Louisiana	12/2021	17,650	(10,389)	7,261	07/01/2022
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/2021	6,122	—	6,122	06/11/2022
West Texas	Triangle	12/2021	1,549	—	1,549	06/11/2022
West Texas	Environs	12/2021	1,221	—	1,221	06/11/2022
Mid-Tex	ATM Cities	12/2021	12,815	—	12,815	06/10/2022
Mid-Tex	Environs	12/2021	5,646	—	5,646	06/10/2022
Mid-Tex	DARR (2)	09/2021	13,201	—	13,201	05/25/2022
Atmos Pipeline - Texas	Texas	12/2021	78,750	—	78,750	05/18/2022
Colorado-Kansas	Kansas SIP	12/2021	623	—	623	04/01/2022
Colorado-Kansas	Kansas GSRS	09/2021	1,820	—	1,820	02/01/2022
Colorado-Kansas	Colorado SSIR	12/2022	2,610	—	2,610	01/01/2022
Mid-Tex	Mid-Tex Cities RRM	12/2020	21,673	33,851	55,524	12/01/2021
West Texas	West Texas Cities RRM	12/2020	151	3,347	3,498	12/01/2021
Mississippi	Mississippi - SIR	10/2022	8,354	2,123	10,477	11/01/2021
Mississippi	Mississippi - SRF	10/2022	(5,624)	4,317	(1,307)	11/01/2021
Kentucky/Mid-States	Virginia - SAVE	09/2022	327	—	327	10/01/2021
Total 2022 Filings			$169,354	$33,249	$202,603

2021 Filings:
Mid-Tex	Environs	12/2020	$4,632	$—	$4,632	09/01/2021
Louisiana	Louisiana	12/2020	(2,407)	24,192	21,785	07/01/2021
Mid-Tex	ATM Cities (3)	12/2020	11,085	—	11,085	06/11/2021
West Texas	Triangle (3)	12/2020	416	—	416	06/11/2021
West Texas	Environs (3)	12/2020	1,267	—	1,267	06/11/2021
Mid-Tex	DARR (3)	09/2020	1,708	15,114	16,822	06/09/2021
Kentucky/Mid-States	Tennessee ARM	09/2020	10,260	—	10,260	06/01/2021
Atmos Pipeline - Texas	Texas	12/2020	43,868	—	43,868	05/11/2021
Colorado-Kansas	Kansas GSRS	09/2020	1,695	—	1,695	02/01/2021
Colorado-Kansas	Colorado SSIR	12/2021	2,366	—	2,366	01/01/2021
Mid-Tex	Mid-Tex Cities RRM	12/2019	82,645	—	82,645	12/01/2020
West Texas	West Texas Cities RRM	12/2019	5,645	—	5,645	12/01/2020
Mississippi	Mississippi - SIR	10/2021	10,556	—	10,556	11/01/2020
Mississippi	Mississippi - SRF	10/2021	5,856	—	5,856	11/01/2020
Kentucky/Mid-States	Virginia - SAVE	09/2021	305	—	305	10/01/2020
Kentucky/Mid-States	Kentucky PRP	09/2021	1,562	—	1,562	10/01/2020
Total 2021 Filings			$181,459	$39,306	$220,765

(1)    The rate increase for this filing was approved based on the effective date herein; however, the new rates were implemented beginning September 1, 2023.
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
The following table summarizes our recent rate case activity during the fiscal years ended September 30, 2023, 2022 and 2021:

Division	State	Increase in Annual Operating Income	EDIT Impact	Increase in Annual Operating Income Excluding EDIT	Effective Date
			(In thousands)
2023 Rate Case Filings:
Colorado-Kansas	Colorado	$913	$(54)	$859	05/14/2023
Colorado-Kansas	Kansas	2,027	6,845	8,872	05/09/2023
Total 2023 Rate Case Filings		$2,940	$6,791	$9,731
2022 Rate Case Filings:
Kentucky/Mid-States	Kentucky (1)	$5,938	$7,379	$13,317	05/20/2022
Total 2022 Rate Case Filings		$5,938	$7,379	$13,317
2021 Rate Case Filings:
West Texas (ALDC)	Texas	$5,119	$1,168	$6,287	06/01/2021
Total 2021 Rate Case Filings		$5,119	$1,168	$6,287
(1)    The rate case outcome for Kentucky is inclusive of the fiscal 2022 pipeline replacement program.

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the fiscal years ended September 30, 2023, 2022 and 2021:

Division	Jurisdiction	Rate Activity	Increase (Decrease) in Annual Operating Income	Effective Date
			(In thousands)
2023 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$1,320	02/01/2023
Total 2023 Other Rate Activity			$1,320
2022 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$(370)	02/01/2022
Total 2022 Other Rate Activity			$(370)
2021 Other Rate Activity:
Colorado-Kansas	Kansas	Ad-Valorem (1)	$(877)	02/01/2021
Total 2021 Other Rate Activity			$(877)

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
Part of our vision is to create a culture that respects and appreciates diversity. For this reason, we strive to have a workforce that reflects the communities we serve. At September 30, 2023, we had 5,019 employees. We monitor our workforce data on a calendar year basis. As of December 31, 2022, the last date for which information is available, 61 percent of our employees worked in field roles and 39 percent worked in support/shared services roles. No employees are subject to a collective bargaining agreement.

To recruit and hire individuals with a variety of skills, talents, backgrounds and experiences, we value and cultivate our strong relationships with various community and diversity outreach sources. We also target jobs fairs including those focused on minority, veteran and women candidates and partner with local colleges and universities to identify and recruit qualified applicants in each of the cities and towns we serve. Finally, we believe we offer a competitive benefits program to help retain our employees.

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

Shareholder Relations
Atmos Energy Corporation
P.O. Box 650205
Dallas, Texas 75265-0205
972-855-3729
Corporate Governance
In accordance with and pursuant to relevant related rules and regulations of the SEC as well as corporate governance-related listing standards of the New York Stock Exchange (NYSE), the Board of Directors of the Company has established and periodically updated our Corporate Governance Guidelines and Code of Conduct, which is applicable to all directors, officers and employees of the Company. In addition, in accordance with and pursuant to such NYSE listing standards, our Chief Executive Officer during fiscal 2023, John K. Akers, certified to the New York Stock Exchange that he was not aware of any violations by the Company of NYSE corporate governance listing standards. The Board of Directors also annually reviews and updates, if necessary, the charters for each of its Audit, Human Resources, Nominating and Corporate Governance and Corporate Responsibility, Sustainability and Safety Committees. All of the foregoing documents are posted on our website at www.atmosenergy.com/company/corporate-responsiblity-reports. We will also provide copies of all corporate governance documents free of charge upon request to Shareholder Relations at the address listed above.

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
In residential and commercial customer markets, our distribution operations compete with other energy products, such as electricity and propane. Our primary product competition is with electricity for heating, water heating and cooking. If customer growth slows or existing customers choose to conserve their use of gas or choose another energy product, reduced gas purchases and customer billings could adversely impact our business.
In the case of industrial customers, such as manufacturing plants, adverse economic conditions, including higher gas costs, could cause these customers to use alternative sources of energy, such as electricity, or bypass our systems in favor of special competitive contracts with lower per-unit costs. Our pipeline and storage operations historically have faced limited competition from other existing intrastate pipelines and gas marketers seeking to provide or arrange transportation, storage and other services for customers. The completion of new pipelines in our service area may increase the competition in this segment of our business.
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
Additionally, our ability to operate is contingent on maintaining a healthy workforce and a safe working environment. As a provider of essential services, we have an obligation to provide natural gas services to customers. Incidents that impact the health and availability of our workforce could threaten the continuity of our business operations.
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
As cyber-attacks are becoming more sophisticated, U.S. government warnings have indicated that critical infrastructure assets, including pipeline infrastructure, may be specifically targeted by certain groups. In recent years, the U.S. government has issued directives that require critical pipeline owners to comply with mandatory reporting measures, designate a cybersecurity coordinator, provide vulnerability assessments and ensure compliance with certain cybersecurity requirements. Such directives or other requirements may require expenditure of significant additional resources to respond to cyber-attacks, to continue to modify or enhance protective measures, or to assess, investigate and remediate any critical infrastructure security vulnerabilities. Any failure to comply with such government regulations or failure in our cybersecurity protective measures may result in enforcement actions that may have a material adverse effect on our business, results of operations and financial condition. In addition, there is no certainty that costs incurred related to securing against threats will be recovered through rates.
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
Six of the eight states in which we operate have passed legislation to prevent local governments from limiting the types of energy available to customers. However, federal, regional and/or state legislative and/or regulatory initiatives may attempt to control or limit the causes of climate change, including greenhouse gas emissions, such as carbon dioxide and methane. Such laws or regulations could impose costs tied to greenhouse gas emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources, impose costs or restrictions on end users of natural gas, or result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates. The focus on climate change could adversely impact the reputation of fossil fuel products or services. The occurrence of the foregoing events could put upward pressure on the cost of natural gas relative to other energy sources, increase our costs and the prices we charge to customers, reduce the demand for natural gas or cause fuel switching to other energy sources, and impact the competitive position of natural gas and the ability to serve new or existing customers, adversely affecting our business, results of operations and cash flows.
The operations and financial results of the Company could be adversely impacted as a result of climate change.
As climate change occurs, our businesses could be adversely impacted. To the extent climate change results in materially increasing temperatures, financial results could be adversely affected through lower gas volumes and revenues. Climate change could also cause shifts in population, including customers moving away from our service territories.
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
Our operations are capital-intensive. We must make significant capital expenditures on a long-term basis to modernize our distribution and transmission system and to comply with the safety rules and regulations issued by the regulatory authorities responsible for the service areas we operate. In addition, we must continually build new capacity to serve the growing needs of the communities we serve. The magnitude of these expenditures may be affected by a number of factors, including new policy and regulations, and the general state of the economy.

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
While we believe we can meet our capital requirements from our operations and the sources of financing available to us, we can provide no assurance that we will continue to be able to do so in the future. The future effects on our business, liquidity and financial results of a deterioration of current conditions in the credit and capital markets could be material and adverse to us, both in the ways described above or in other ways that we do not currently anticipate.
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
Rapid increases in the costs of purchased gas would cause us to experience a significant increase in short-term or long-term debt. We must pay suppliers for gas when it is purchased, which can be significantly in advance of when these costs may be recovered through the collection of monthly customer bills for gas delivered. Increases in purchased gas costs also slow our natural gas distribution collections as customers may delay the payment of their gas bills, leading to higher than normal accounts receivable. This could result in higher short-term debt levels, greater collection efforts and increased bad debt expense.
Our pension and other postretirement benefit plans are subject to investment and interest rate risk that could negatively impact our financial condition.
We have pension and other postretirement benefit plans that provide benefits to many of our employees and retirees. Costs of providing benefits and related- funding requirements of these plans are subject to changes in the market value of the assets that fund the plans. The funded status of the plans and the related costs reflected in the Company’s financial statements are affected by various factors, which are subject to an inherent degree of uncertainty, including economic conditions, financial market performance, interest rates, life expectancies and demographics. Poor investment returns or lower interest rates may necessitate accelerated funding of the plans to meet minimum federal government requirements, which could have an adverse impact on the Company’s financial condition and results of operations.

ITEM 1B.	Unresolved Staff Comments.
Not applicable.

ITEM 2.	Properties.
Distribution, transmission and related assets
In our distribution segment, we owned an aggregate of 73,689 miles of underground distribution and transmission mains throughout our distribution systems. These mains are located on easements or rights-of-way. We maintain our mains through a program of continuous inspection and repair and believe that our system of mains is in good condition. Through our pipeline and storage segment we owned 5,645 miles of gas transmission lines.
Storage Assets
We own underground gas storage facilities in several states to supplement the supply of natural gas in periods of peak demand. The following table summarizes certain information regarding our underground gas storage facilities at September 30, 2023:

State	Working Capacity (Mcf)	Base Gas (Mcf)(1)	Total Capacity (Mcf)	Maximum Daily Delivery Capability (Mcf)
Distribution Segment
Kentucky	7,956,991	9,562,283	17,519,274	146,660
Kansas	3,239,000	2,300,000	5,539,000	32,000
Mississippi	1,907,571	2,442,917	4,350,488	29,136
Total	13,103,562	14,305,200	27,408,762	207,796
Pipeline and Storage Segment
Texas	53,083,549	19,678,025	72,761,574	2,460,000
Louisiana	411,040	256,900	667,940	56,000
Total	53,494,589	19,934,925	73,429,514	2,516,000
Total	66,598,151	34,240,125	100,838,276	2,723,796

(1)Base gas represents the volume of gas that must be retained in a facility to maintain reservoir pressure.

Additionally, we contract for storage service in underground storage facilities on many of the interstate and intrastate pipelines serving us to supplement our proprietary storage capacity. The following table summarizes our contracted storage capacity at September 30, 2023:

Segment	Division/Company	Maximum Storage Quantity (MMBtu)	Maximum Daily Withdrawal Quantity (Mcf)(1)
Distribution Segment
	Colorado-Kansas Division	6,343,728	147,692
	Kentucky/Mid-States Division	8,175,103	226,320
	Louisiana Division	2,594,875	177,765
	Mid-Tex Division	5,500,000	210,000
	Mississippi Division	5,799,536	222,764
	West Texas Division	5,000,000	161,000
Total		33,413,242	1,145,541
Pipeline and Storage Segment
	Trans Louisiana Gas Pipeline, Inc.	1,000,000	47,500

Total Contracted Storage Capacity		34,413,242	1,193,041

(1)Maximum daily withdrawal quantity (MDWQ) amounts will fluctuate depending upon the season and the month. Unless otherwise noted, MDWQ amounts represent the MDWQ amounts as of November 1, which is the beginning of the winter heating season.

ITEM 3.	Legal Proceedings.
See Note 14 to the consolidated financial statements, which is incorporated in this Item 3 by reference.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our stock trades on the New York Stock Exchange under the trading symbol “ATO.” The dividends paid per share of our common stock for fiscal 2023 and 2022 are listed below.

	Fiscal 2023	Fiscal 2022
Quarter ended:
December 31	$0.74	$0.68
March 31	0.74	0.68
June 30	0.74	0.68
September 30	0.74	0.68
	$2.96	$2.72
Dividends are payable at the discretion of our Board of Directors out of legally available funds. The Board of Directors typically declares dividends in the same fiscal quarter in which they are paid. As of October 31, 2023, there were 9,543 holders of record of our common stock. Future payments of dividends, and the amounts of these dividends, will depend on our financial condition, results of operations, capital requirements and other factors. We sold no securities during fiscal 2023 that were not registered under the Securities Act of 1933, as amended.

Performance Graph
The performance graph and table below compares the yearly percentage change in our total return to shareholders for the last five fiscal years with the total return of the S&P 500 Stock Index (S&P 500) and the total return of the S&P 500 Utilities Industry Index. The graph and table below assume that $100.00 was invested on September 30, 2018 in our common stock, the S&P 500 and the S&P 500 Utilities Industry Index, as well as a reinvestment of dividends paid on such investments throughout the period.
Comparison of Five-Year Cumulative Total Return
among Atmos Energy Corporation, S&P 500 Index and
S&P 500 Utilities Industry Index

	Cumulative Total Return
	9/30/2018	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023
Atmos Energy Corporation	100.00	123.80	106.18	100.53	119.08	127.01
S&P 500 Stock Index	100.00	104.25	120.05	156.07	131.92	160.44
S&P 500 Utilities Stock Index	100.00	127.10	120.79	134.09	141.56	131.63

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
1998 Long-Term Incentive Plan	754,445	(1)	$—	631,409
Total equity compensation plans approved by security holders	754,445		—	631,409
Equity compensation plans not approved by security holders	—		—	—
Total	754,445		$—	631,409

(1)Comprised of a total of 298,748 time-lapse restricted stock units, 206,140 director share units and 249,557 performance-based restricted stock units at the target level of performance granted under our 1998 Long-Term Incentive Plan.

ITEM 6.	Reserved.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS
Overview
Atmos Energy strives to operate its businesses safely and reliably while delivering superior financial results. Our commitment to modernizing our natural gas distribution and transmission systems requires a significant level of capital spending. We have the ability to begin recovering a significant portion of these investments timely through rate designs and mechanisms that reduce or eliminate regulatory lag and separate the recovery of our approved rate from customer usage patterns. The execution of our capital spending program, the ability to recover these investments timely and our ability to access the capital markets to satisfy our financing needs are the primary drivers that affect our financial performance.
The following table details our consolidated net income by segment during the last three fiscal years:

	For the Fiscal Year Ended September 30
	2023	2022	2021
	(In thousands)
Distribution segment	$580,397	$521,977	$445,862
Pipeline and storage segment	305,465	252,421	219,701
Net income	$885,862	$774,398	$665,563
During fiscal 2023, we recorded net income of $885.9 million, or $6.10 per diluted share, compared to net income of $774.4 million, or $5.60 per diluted share in the prior year. The year-over-year increase in net income of $111.5 million largely reflects positive rate outcomes driven by safety and reliability spending, partially offset by increased line locating costs, system maintenance activities and an increase in depreciation expense and property taxes associated with increased capital investments.
During the year ended September 30, 2023, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $263.1 million. Excluding the impact of the refund of excess deferred income taxes resulting from previously enacted tax reform legislation, our total fiscal 2023 rate outcomes were $268.8 million. Additionally, we had ratemaking efforts in progress at September 30, 2023, seeking a total increase in annual operating income of $264.6 million.
During fiscal year 2023, we refunded $160.3 million in excess deferred tax liabilities to customers. These refunds also reduced our income tax expense, resulting in an immaterial impact to our fiscal 2023 and 2022 results.
Capital expenditures for fiscal 2023 were $2.8 billion. Over 85 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce regulatory lag to six months or less.
During fiscal 2023, we completed approximately $1.6 billion of long-term debt and equity financing. As of September 30, 2023, our equity capitalization was 61.5 percent. As of September 30, 2023, we had approximately $2.7 billion in total liquidity, consisting of $15.4 million in cash and cash equivalents, $466.8 million in funds available through equity forward sales agreements and $2,252.5 million in undrawn capacity under our credit facilities.
Distribution Segment
The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states. The primary factors that impact the results of our distribution operations are our ability to earn our authorized rates of return, competitive factors in the energy industry and economic conditions in our service areas.
Our ability to earn our authorized rates is based primarily on our ability to improve the rate design in our various ratemaking jurisdictions to minimize regulatory lag and, ultimately, separate the recovery of our approved rates from customer usage patterns. Improving rate design is a long-term process and is further complicated by the fact that we operate in multiple rate jurisdictions. The “Ratemaking Activity” section of this Form 10-K describes our current rate strategy, progress towards implementing that strategy and recent ratemaking initiatives in more detail. During fiscal 2023, we completed regulatory proceedings in our distribution segment resulting in a $178.2 million increase in annual operating income. Excluding the impact of the refund of excess deferred income taxes resulting from previously enacted tax reform legislation, our total fiscal 2023 annualized rate outcomes in our distribution segment were $183.8 million.
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
The cost of gas typically does not have a direct impact on our operating income because these costs are recovered through our purchased gas cost adjustment mechanisms. However, higher gas costs may adversely impact our accounts receivable collections, resulting in higher bad debt expense. This risk is currently mitigated by rate design that allows us to collect from our customers the gas cost portion of our bad debt expense on approximately 80 percent of our residential and commercial revenues. Additionally, higher gas costs may require us to increase borrowings under our credit facilities, resulting in higher interest expense. Finally, higher gas costs, as well as competitive factors in the industry and general economic conditions may cause customers to conserve or, in the case of industrial consumers, to use alternative energy sources.
Review of Financial and Operating Results
Financial and operational highlights for our distribution segment for the fiscal years ended September 30, 2023, 2022 and 2021 are presented below.

	For the Fiscal Year Ended September 30
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In thousands, unless otherwise noted)
Operating revenues	$4,099,690	$4,035,194	$3,241,973	$64,496	$793,221
Purchased gas cost	2,061,920	2,210,302	1,501,695	(148,382)	708,607
Operating expenses	1,345,144	1,220,347	1,121,764	124,797	98,583
Operating income	692,626	604,545	618,514	88,081	(13,969)
Other non-operating income (expense)	24,988	6,946	(20,694)	18,042	27,640
Interest charges	77,185	49,921	36,629	27,264	13,292
Income before income taxes	640,429	561,570	561,191	78,859	379
Income tax expense	60,032	39,593	115,329	20,439	(75,736)
Net income	$580,397	$521,977	$445,862	$58,420	$76,115
Consolidated distribution sales volumes — MMcf	289,948	292,266	308,833	(2,318)	(16,567)
Consolidated distribution transportation volumes — MMcf	152,963	152,709	152,513	254	196
Total consolidated distribution throughput — MMcf	442,911	444,975	461,346	(2,064)	(16,371)
Consolidated distribution average cost of gas per Mcf sold	$7.11	$7.56	$4.86	$(0.45)	$2.70

Fiscal year ended September 30, 2023 compared with fiscal year ended September 30, 2022
Operating income for our distribution segment increased 14.6 percent. Key drivers for the change in operating income include:
•a $166.4 million increase in rate adjustments, primarily in our Mid-Tex Division.
•an $18.4 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
•an $11.7 million increase in consumption, net of WNA.
•a $7.5 million decrease in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
Partially offset by:
•a $65.4 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $20.2 million increase in line locate spending, primarily in our Mid-Tex Division.
•a $4.9 million increase in bad debt expense primarily due to higher customer bills.
•a $21.6 million increase in other operation and maintenance expense primarily due to increased insurance premiums, travel spending, information technology spending and other administrative costs.
Other non-operating income increased $18.0 million primarily due to a higher allowance for funds used during construction (AFUDC) related to increased capital spending as well as unrealized gains on equity investments in the current period compared to unrealized losses on equity investments in the prior period. Interest charges increased $27.3 million primarily due to the issuance of long-term debt during the first quarter of fiscal 2023.
The fiscal year ended September 30, 2022 compared with fiscal year ended September 30, 2021 for our distribution segment is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
The following table shows our operating income by distribution division, in order of total rate base, for the fiscal years ended September 30, 2023, 2022 and 2021. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	For the Fiscal Year Ended September 30
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In thousands)
Mid-Tex	$345,545	$315,644	$310,293	$29,901	$5,351
Kentucky/Mid-States	87,258	84,098	73,259	3,160	10,839
Louisiana	80,942	73,486	72,388	7,456	1,098
West Texas	62,351	53,604	51,104	8,747	2,500
Mississippi	78,517	65,947	65,337	12,570	610
Colorado-Kansas	40,674	26,000	32,778	14,674	(6,778)
Other	(2,661)	(14,234)	13,355	11,573	(27,589)
Total	$692,626	$604,545	$618,514	$88,081	$(13,969)
Pipeline and Storage Segment
Our pipeline and storage segment consists of the pipeline and storage operations of our Atmos Pipeline–Texas Division (APT) and our natural gas transmission operations in Louisiana. APT is one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas producing areas of central, northern and eastern Texas, extending into or near the major producing areas of the Barnett Shale, the Texas Gulf Coast and the Permian Basin of West Texas. APT provides transportation and storage services to our Mid-Tex Division, other third-party local distribution companies, industrial and electric generation customers, as well as marketers and producers. Over 80 percent of this segment's revenues are derived from these APT services. As part of its pipeline operations, APT owns and operates five underground storage facilities in Texas.
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 10, 2023, APT made a GRIP filing that covered changes in net property, plant and equipment investment from January 1, 2022 through December 31, 2022 with a requested increase in operating income of $84.9 million. On May 17, 2023, the Texas Railroad Commission (RRC) approved the Company's GRIP filing. Additionally, GRIP requires a utility to file a statement of intent at least once every five years to review its costs and expenses, including capital costs filed for recovery under GRIP. On May 19, 2023, APT filed its statement of intent seeking $107.4 million in additional annual operating income. On October 24, 2023, APT and the intervening parties in its general rate case filed a Joint Notice of Settlement and Proposed Order. See "Ratemaking Activity" above for further information.

The demand fee our Louisiana natural gas transmission pipeline charges to our Louisiana distribution division increases five percent annually and has been approved by the Louisiana Public Service Commission until September 30, 2027.
Review of Financial and Operating Results
Financial and operational highlights for our pipeline and storage segment for the fiscal years ended September 30, 2023, 2022 and 2021 are presented below.

	For the Fiscal Year Ended September 30
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$621,987	$546,038	$497,730	$75,949	$48,308
Third-party transportation revenue	154,018	136,907	127,874	17,111	9,033
Other revenue	9,169	10,715	11,743	(1,546)	(1,028)
Total operating revenues	785,174	693,660	637,347	91,514	56,313
Total purchased gas cost	(1,220)	(1,583)	1,582	363	(3,165)
Operating expenses	411,873	378,806	349,281	33,067	29,525
Operating income	374,521	316,437	286,484	58,084	29,953
Other non-operating income	44,787	26,791	18,549	17,996	8,242
Interest charges	60,096	52,890	46,925	7,206	5,965
Income before income taxes	359,212	290,338	258,108	68,874	32,230
Income tax expense	53,747	37,917	38,407	15,830	(490)
Net income	$305,465	$252,421	$219,701	$53,044	$32,720
Gross pipeline transportation volumes — MMcf	834,847	776,608	799,724	58,239	(23,116)
Consolidated pipeline transportation volumes — MMcf	635,508	580,488	585,857	55,020	(5,369)
Fiscal year ended September 30, 2023 compared with fiscal year ended September 30, 2022
Operating income for our pipeline and storage segment increased 18.4 percent. Key drivers for the change in operating income include:
•an $87.3 million increase due to rate adjustments from GRIP filings approved in May 2022 and 2023. The increase in rates was driven by increased safety and reliability spending.
•a $5.2 million net increase in APT's through-system activities primarily associated with increased volumes.
Partially offset by:
•a $33.1 million increase in operating expenses primarily attributable to increased depreciation expense and property taxes associated with increased capital investments, employee-related costs, and pipeline inspection activities.
Other non-operating income increased $18.0 million primarily due to higher AFUDC largely as a result of increased capital spending. Interest charges increased $7.2 million primarily due to the issuance of long-term debt during the first quarter of fiscal 2023.
The fiscal year ended September 30, 2022 compared with fiscal year ended September 30, 2021 for our pipeline and storage segment is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

INFLATION REDUCTION ACT OF 2022
In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the Inflation Reduction Act) into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the Corporate AMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. We currently anticipate this tax will apply to us within the next three years, and it could materially impact our cash tax payments. However, we don't anticipate any impact to our results of operations. Also, the Inflation Reduction Act imposes a methane emissions charge for methane emissions in excess of 25,000 metric tons carbon dioxide equivalent per year. Based on our preliminary evaluation of the regulations, we currently do not anticipate this provision of the Inflation Reduction Act will have a material impact on our financial position, results of operations or cash flows. Additionally, the Inflation Reduction Act imposes an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. The impact of this provision will be dependent on the extent of share repurchases made in future periods.

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
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities. As of the date of this report, $3.1 billion of securities remained available for issuance under the shelf registration statement, which expires March 31, 2026.
We also have an at-the-market (ATM) equity sales program that allows us to issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires March 31, 2026. At September 30, 2023, $760.5 million of equity is available for issuance under this ATM equity sales program. Additionally, as of September 30, 2023, we had $466.8 million in available proceeds from outstanding forward sale agreements.
On September 26, 2023, we settled $700 million of forward starting interest rate swaps associated with a debt issuance that was completed on October 10, 2023. The following table summarizes our existing forward starting interest rate swaps as of September 30, 2023.

Planned Debt Issuance Date	Amount Hedged	Effective Interest Rate
	(In thousands)
Fiscal 2025	$600,000	1.75%
Fiscal 2026	300,000	2.16%
	$900,000
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditures program. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table presents our capitalization as of September 30, 2023 and 2022:

	September 30
	2023		2022
	(In thousands, except percentages)
Short-term debt	$241,933	1.4%	$184,967	1.1%
Long-term debt (1)	6,555,701	37.1%	7,962,104	45.3%
Shareholders’ equity (2)	10,870,064	61.5%	9,419,091	53.6%
Total capitalization, including short-term debt	$17,667,698	100.0%	$17,566,162	100.0%
(1)Inclusive of our finance leases, but exclusive of AEK's securitized long-term debt.
(2)Excluding the $2.2 billion of incremental financing issued to pay for the purchased gas costs incurred during Winter Storm Uri, our equity capitalization ratio would have been 61.3% at September 30, 2022.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the years ended September 30, 2023, 2022 and 2021 are presented below.

	For the Fiscal Year Ended September 30
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In thousands)
Total cash provided by (used in)
Operating activities	$3,459,743	$977,584	$(1,084,251)	$2,482,159	$2,061,835
Investing activities	(2,795,280)	(2,429,958)	(1,963,655)	(365,322)	(466,303)
Financing activities	(696,769)	1,387,205	3,143,821	(2,083,974)	(1,756,616)
Change in cash and cash equivalents and restricted cash and cash equivalents	(32,306)	(65,169)	95,915	32,863	(161,084)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	51,554	116,723	20,808	(65,169)	95,915
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$19,248	$51,554	$116,723	$(32,306)	$(65,169)
Cash flows for the fiscal year ended September 30, 2022 compared with fiscal year ended September 30, 2021 is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
Cash flows from operating activities
For the fiscal year ended September 30, 2023, cash flow provided by operating activities was $3,459.7 million compared with $977.6 million in the prior year. Fiscal 2023 operating cash flow included $2,021.9 million of cash received as a result of the conclusion of Texas securitization proceedings. Excluding this cash inflow, operating cash flow in fiscal 2023 was $1,437.8 million. The year-over-year increase in operating cash flow reflects the positive effects of successful rate case outcomes achieved in fiscal 2022 and 2023 and decreased purchases of gas stored underground.
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
For the fiscal year ended September 30, 2023, we had $2.8 billion in capital expenditures compared with $2.4 billion for the fiscal year ended September 30, 2022. Capital spending increased by $361.6 million, or 15 percent, as a result of planned increases to modernize our system and improve pipeline system safety and reliability in Texas and further enhance the safety, reliability, versatility and supply diversification of APT's system.
Cash flows from financing activities
Our financing activities used $696.8 million of cash for fiscal year 2023 compared with $1,387.2 million of cash provided by financing activities for fiscal year 2022.
During the fiscal year ended September 30, 2023, we repaid $2.2 billion in long-term debt, and we received approximately $1.6 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $500 million of 5.75% senior notes due October 2052 and $300 million of 5.45% senior notes due October 2032, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $789.4 million. Additionally, during the fiscal year ended September 30, 2023, we settled 7,272,261 shares that had been sold on a forward basis for net proceeds of $806.9 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. We also received $171.1 million from the settlement of forward starting interest rate swaps related to a debt issuance completed in October 2023. Cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding. Finally, Atmos Energy Kansas Securitization I, LLC, a special-purpose, wholly-owned subsidiary of Atmos Energy, issued $95 million in securitized long-term debt.
During the fiscal year ended September 30, 2022, we received $1.6 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $600 million of 2.85% senior notes due February 2052. We also completed a public offering of $200 million of 2.625% senior notes due September 2029 that were used to repay our $200 million floating-rate term loan. Additionally, during the year ended September 30, 2022, we settled 7,907,833 shares that had been sold on a forward basis for net proceeds of $776.8 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. We also received $197.1 million from the settlement of forward starting interest rate swaps related to a debt issuance completed in October 2022. Additionally, cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding.

The following table shows the number of shares issued for the fiscal years ended September 30, 2023, 2022 and 2021:

	For the Fiscal Year Ended September 30
	2023	2022	2021
Shares issued:
Direct Stock Purchase Plan	64,871	68,693	79,921
Retirement Savings Plan and Trust	69,716	72,339	84,265
1998 Long-Term Incentive Plan (LTIP)	189,337	427,929	242,216
Equity Issuance (1)	7,272,261	7,907,883	6,130,875
Total shares issued	7,596,185	8,476,844	6,537,277
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of September 30, 2023, our outlook and current debt ratings, which are all considered investment grade are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of September 30, 2023. Our debt covenants are described in Note 8 to the consolidated financial statements.

Contractual Obligations and Commercial Commitments
The following table provides information about contractual obligations and commercial commitments at September 30, 2023.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(In thousands)
Contractual Obligations
Long-term debt (1)	$6,560,000	$—	$10,000	$650,000	$5,900,000
Short-term debt (1)	241,933	241,933	—	—	—
Securitized long-term debt	95,000	9,922	16,842	18,647	49,589
Interest charges (2)	4,981,621	265,077	532,354	514,413	3,669,777
Interest charges on securitized long-term debt	26,779	5,709	8,134	6,329	6,607
Finance leases (3)	69,880	3,375	6,940	7,203	52,362
Operating leases (4)	277,989	41,325	59,035	44,721	132,908
Financial instrument obligations (5)	15,408	14,584	824	—	—
Pension and postretirement benefit plan contributions (6)	310,710	31,784	80,759	52,600	145,567
Uncertain tax positions (7)	58,638	—	58,638	—	—
Total contractual obligations	$12,637,958	$613,709	$773,526	$1,293,913	$9,956,810

(1)Long-term and short-term debt excludes our finance lease obligations, which are separately reported within this table. See Note 8 to the consolidated financial statements for further details.
(2)Interest charges were calculated using the coupon rate for each debt issuance through the contractual maturity date.
(3)Finance lease payments shown above include interest totaling $19.5 million. See Note 7 to the consolidated financial statements.
(4)Operating lease payments shown above include interest totaling $47.7 million. See Note 7 to the consolidated financial statements.
(5)Represents liabilities for natural gas commodity financial instruments that were valued as of September 30, 2023. The ultimate settlement amounts of these remaining liabilities are unknown because they are subject to continuing market risk until the financial instruments are settled.
(6)Represents expected contributions to our defined benefit and postretirement benefit plans, which are discussed in Note 11 to the consolidated financial statements.
(7)Represents liabilities associated with uncertain tax positions claimed or expected to be claimed on tax returns. The amount does not include interest and penalties that may be applied to these positions. See Note 15 to the consolidated financial statements for further details.

We maintain supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of individual contracts. Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. At September 30, 2023, we were committed to purchase 65.5 Bcf within one year and 72.3 Bcf within two to three years under indexed contracts. At September 30, 2023, we were committed to purchase 20.6 Bcf within one year under fixed price contracts with a weighted average price of $2.80 per Mcf.
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

The following table shows the components of the change in fair value of our financial instruments for the fiscal year ended September 30, 2023 (in thousands):

Fair value of contracts at September 30, 2022	$377,862
Contracts realized/settled	(174,107)
Fair value of new contracts	5,379
Other changes in value	161,122
Fair value of contracts at September 30, 2023	370,256
Netting of cash collateral	—
Cash collateral and fair value of contracts at September 30, 2023	$370,256
The fair value of our financial instruments at September 30, 2023, is presented below by time period and fair value source:

	Fair Value of Contracts at September 30, 2023
	Maturity in years
Source of Fair Value	Less than 1	1-3	4-5	Greater than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(10,513)	$380,769	$—	$—	$370,256
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(10,513)	$380,769	$—	$—	$370,256

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
We conduct risk management activities in our distribution and pipeline and storage segments. In our distribution segment, we use a combination of physical storage, fixed-price forward contracts and financial instruments, primarily over-the-counter swap and option contracts, in an effort to minimize the impact of natural gas price volatility on our customers during the winter heating season. Our risk management activities and related accounting treatment are described in further detail in Note 16 to the consolidated financial statements. Additionally, our earnings are affected by changes in short-term interest rates as a result of our issuance of short-term commercial paper and our other short-term borrowings.
Commodity Price Risk
We purchase natural gas for our distribution operations. Substantially all of the costs of gas purchased for distribution operations are recovered from our customers through purchased gas cost adjustment mechanisms. Therefore, our distribution operations have limited commodity price risk exposure.
Interest Rate Risk
Our earnings are exposed to changes in short-term interest rates associated with our short-term commercial paper program and other short-term borrowings. We use a sensitivity analysis to estimate our short-term interest rate risk. For purposes of this analysis, we estimate our short-term interest rate risk as the difference between our actual interest expense for the period and estimated interest expense for the period assuming a hypothetical average one percent increase in the interest rates associated with our short-term borrowings. Had interest rates associated with our short-term borrowings increased by an average of one percent, our interest expense would not have materially increased during 2023.

ITEM 8.	Financial Statements and Supplementary Data.
All financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and accompanying notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Atmos Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation (the Company) as of September 30, 2023 and 2022, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 14, 2023 expressed an unqualified opinion thereon.
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

Regulation
Description of the Matter
As discussed in Note 3 to the consolidated financial statements, the Company’s distribution and pipeline and storage operations are subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which they operate. The Company’s accounting policies recognize the financial effects of the ratemaking and accounting practices and policies of the various regulatory commissions and are subject to accounting principles for rate-regulated activities. As a result, certain costs are permitted to be capitalized rather than expensed because they can be recovered through rates. The Company records certain costs as regulatory assets when future recovery through customer rates is considered probable. Regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. The amounts to be recovered or recognized are based upon the Company’s historical experience and understanding of the regulations. As described in Note 3, the proceeds received related to the securitization of the costs related to the Winter Storm Uri event reflected the recovery of the related regulatory asset. As of September 30, 2023, there were $554.9 million of deferred costs included in regulatory assets and $1,284.3 million of regulatory liabilities awaiting cash outflow or potential refund.
Auditing the effects of regulatory matters is complex as it requires specialized knowledge of rate-regulated activities and assessments as to matters that could affect the recording or updating of regulatory assets and liabilities, including the securitization of the costs related to Winter Storm Uri.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's accounting for regulatory assets and liabilities, including, among others, controls over management's assessment of the likelihood of approval by regulators for new matters and controls over the evaluation on rulings with regulatory bodies on existing regulatory assets and liabilities, including factors that may affect the timing or nature of recoverability.
We performed audit procedures that included, among others, examining evidence of correspondence with regulatory bodies to test that the Company appropriately evaluated information obtained from regulatory rulings. For example, we assessed the recoverability and completeness of various regulatory assets and liabilities, considering information obtained from regulatory rulings. In addition, we tested that amortization of regulatory assets and liabilities corresponded to relevant regulatory rulings.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1983.

Dallas, Texas
November 14, 2023

ATMOS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30
	2023	2022
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$21,958,447	$19,402,271
Construction in progress	939,927	835,868
	22,898,374	20,238,139
Less accumulated depreciation and amortization	3,291,791	2,997,900
Net property, plant and equipment	19,606,583	17,240,239
Current assets
Cash and cash equivalents	15,404	51,554
Restricted cash and cash equivalents (See Note 10)	3,844	—
Cash and cash equivalents and restricted cash and cash equivalents	19,248	51,554
Accounts receivable, less allowance for uncollectible accounts of $40,840 in 2023 and $49,993 in 2022	328,654	363,708
Gas stored underground	245,830	357,941
Other current assets (See Note 3)	292,036	2,274,490
Total current assets	885,768	3,047,693
Securitized intangible asset, less accumulated amortization of $1,398 in 2023 (See Note 10)	92,202	—
Goodwill	731,257	731,257
Deferred charges and other assets	1,201,158	1,173,800
	$22,516,968	$22,192,989
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: 2023 — 148,492,783 shares; 2022 — 140,896,598 shares	$742	$704
Additional paid-in capital	6,684,120	5,838,118
Accumulated other comprehensive income	518,528	369,112
Retained earnings	3,666,674	3,211,157
Shareholders’ equity	10,870,064	9,419,091
Long-term debt	6,554,133	5,760,647
Securitized long-term debt (See Note 10)	85,078	—
Total capitalization	17,509,275	15,179,738
Commitments and contingencies (See Note 14)
Current liabilities
Accounts payable and accrued liabilities	336,083	496,019
Other current liabilities	763,086	720,157
Short-term debt	241,933	184,967
Current maturities of long-term debt	1,568	2,201,457
Current maturities of securitized long-term debt (See Note 10)	9,922	—
Total current liabilities	1,352,592	3,602,600
Deferred income taxes	2,304,974	1,999,505
Regulatory excess deferred taxes (See Note 15)	253,212	385,213
Regulatory cost of removal obligation	497,017	487,631
Deferred credits and other liabilities	599,898	538,302
	$22,516,968	$22,192,989
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2023	2022	2021
	(In thousands, except per share data)
Operating revenues
Distribution segment	$4,099,690	$4,035,194	$3,241,973
Pipeline and storage segment	785,174	693,660	637,347
Intersegment eliminations	(609,507)	(527,192)	(471,830)
Total operating revenues	4,275,357	4,201,662	3,407,490
Purchased gas cost
Distribution segment	2,061,920	2,210,302	1,501,695
Pipeline and storage segment	(1,220)	(1,583)	1,582
Intersegment eliminations	(608,527)	(526,063)	(470,560)
Total purchased gas cost	1,452,173	1,682,656	1,032,717
Operation and maintenance expense	764,906	710,161	679,019
Depreciation and amortization expense	604,327	535,655	477,977
Taxes, other than income	386,804	352,208	312,779
Operating income	1,067,147	920,982	904,998
Other non-operating income (expense)	69,775	33,737	(2,145)
Interest charges	137,281	102,811	83,554
Income before income taxes	999,641	851,908	819,299
Income tax expense	113,779	77,510	153,736
Net income	$885,862	$774,398	$665,563
Basic net income per share	$6.10	$5.61	$5.12
Diluted net income per share	$6.10	$5.60	$5.12
Weighted average shares outstanding:
Basic	145,121	137,830	129,779
Diluted	145,166	138,096	129,834

Net income	$885,862	$774,398	$665,563
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $37, $(157) and $(55)	126	(542)	(191)
Cash flow hedges:
Amortization and unrealized gains on interest rate agreements, net of tax of $43,148, $86,664 and $36,875	149,290	299,851	127,583
Total other comprehensive income	149,416	299,309	127,392
Total comprehensive income	$1,035,278	$1,073,707	$792,955
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2020	125,882,477	$629	$4,377,149	$(57,589)	$2,471,014	$6,791,203
Net income	—	—	—	—	665,563	665,563
Other comprehensive income	—	—	—	127,392	—	127,392
Cash dividends ($2.50 per share)	—	—	—	—	(323,904)	(323,904)
Common stock issued:
Public offering	6,130,875	31	606,636	—	—	606,667
Direct stock purchase plan	79,921	—	7,715	—	—	7,715
Retirement savings plan	84,265	1	8,125	—	—	8,126
1998 Long-term incentive plan	242,216	1	3,091	—	—	3,092
Employee stock-based compensation	—	—	21,035	—	—	21,035
Balance, September 30, 2021	132,419,754	662	5,023,751	69,803	2,812,673	7,906,889
Net income	—	—	—	—	774,398	774,398
Other comprehensive income	—	—	—	299,309	—	299,309
Cash dividends ($2.72 per share)	—	—	—	—	(375,914)	(375,914)
Common stock issued:
Public offering	7,907,883	40	776,765	—	—	776,805
Direct stock purchase plan	68,693	—	7,495	—	—	7,495
Retirement savings plan	72,339	—	7,908	—	—	7,908
1998 Long-term incentive plan	427,929	2	2,396	—	—	2,398
Employee stock-based compensation	—	—	19,803	—	—	19,803
Balance, September 30, 2022	140,896,598	704	5,838,118	369,112	3,211,157	9,419,091
Net income	—	—	—	—	885,862	885,862
Other comprehensive income	—	—	—	149,416	—	149,416
Cash dividends ($2.96 per share)	—	—	—	—	(430,345)	(430,345)
Common stock issued:
Public offering	7,272,261	36	806,913	—	—	806,949
Direct stock purchase plan	64,871	—	7,429	—	—	7,429
Retirement savings plan	69,716	1	7,965	—	—	7,966
1998 Long-term incentive plan	189,337	1	2,107	—	—	2,108
Employee stock-based compensation	—	—	21,588	—	—	21,588
Balance, September 30, 2023	148,492,783	$742	$6,684,120	$518,528	$3,666,674	$10,870,064

See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2023	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$885,862	$774,398	$665,563
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	604,327	535,655	477,977
Deferred income taxes	108,215	53,651	155,355
Stock-based compensation	10,178	10,743	11,255
Amortization of debt issuance costs	3,639	9,141	14,030
Equity component of AFUDC	(64,019)	(45,505)	(32,749)
Other	(591)	3,265	3,731
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	46,859	(34,325)	(113,665)
(Increase) decrease in gas stored underground	112,111	(179,825)	(66,166)
(Increase) decrease in Winter Storm Uri current regulatory asset (see Note 3)	2,021,889	—	(2,003,659)
Increase in other current assets	(36,041)	(65,979)	(84,705)
Increase in Winter Storm Uri long-term regulatory asset (see Note 3)	—	—	(76,652)
(Increase) decrease in deferred charges and other assets	(172,586)	13,287	136,809
Increase (decrease) in accounts payable and accrued liabilities	(132,575)	40,394	104,242
Increase (decrease) in other current liabilities	30,687	(152,274)	(166,268)
Increase (decrease) in deferred credits and other liabilities	41,788	14,958	(109,349)
Net cash provided by (used in) operating activities	3,459,743	977,584	(1,084,251)
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(2,805,973)	(2,444,420)	(1,969,540)
Purchases of debt and equity securities	(46,789)	(28,285)	(49,879)
Proceeds from sale of debt and equity securities	25,134	4,872	14,957
Maturities of debt securities	13,340	27,586	28,850
Other, net	19,008	10,289	11,957
Net cash used in investing activities	(2,795,280)	(2,429,958)	(1,963,655)
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended September 30
	2023	2022	2021
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in short-term debt	56,966	184,967	—
Proceeds from issuance of long-term debt, net of premium/discount	797,258	798,802	2,797,346
Proceeds from issuance of securitized long-term debt by AEK	95,000	—	—
Net proceeds from equity offering	806,949	776,805	606,667
Issuance of common stock through stock purchase and employee retirement plans	15,395	15,403	15,841
Settlement of interest rate swaps	171,145	197,073	62,159
Proceeds from term loan	2,020,000	—	—
Repayment of term loan	(2,020,000)	—	—
Repayment of long-term debt	(2,200,000)	(200,000)	—
Cash dividends paid	(430,345)	(375,914)	(323,904)
Debt issuance costs	(7,864)	(8,196)	(14,288)
Securitized debt issuance costs	(1,273)	—	—
Other	—	(1,735)	—
Net cash provided by (used in) financing activities	(696,769)	1,387,205	3,143,821
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(32,306)	(65,169)	95,915
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	51,554	116,723	20,808
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$19,248	$51,554	$116,723
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business
Atmos Energy Corporation (Atmos Energy or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Through our distribution business, we deliver natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public-authority and industrial customers through our six regulated distribution divisions in the service areas described below:

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
Reclassification — Certain reclassifications have been made to prior period amounts to conform to current period presentation.
Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates include the allowance for doubtful accounts, unbilled revenues, contingency accruals, pension and postretirement obligations, deferred income taxes, risk management and trading activities and fair value measurements. Actual results could differ from those estimates.
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
Restricted cash and cash equivalents — Restricted cash and cash equivalents consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our consolidated balance sheets. Restricted cash and cash equivalents accounts were established for payment of Securitized Utility Tariff Bonds issuance costs and payment of debt service on those bonds as well as certain ongoing costs of Atmos Energy Kansas Securitization I, LLC (AEK).
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit losses on our accounts receivable are measured using an expected credit loss model over the entire contractual term from the date of initial recognition. To minimize credit risk, we assess the credit worthiness of new customers, require deposits where necessary, assess late fees, pursue collection activities and disconnect service for nonpayment. After disconnection, accounts are written off when deemed uncollectible. At each reporting period, we assess the allowance for uncollectible accounts based on historical experience, current conditions and consideration of expected future conditions. Circumstances which could affect our estimates include, but are not limited to, customer credit issues, the level of natural gas prices, customer deposits and general economic conditions.
Gas stored underground — Our gas stored underground is comprised of natural gas injected into storage to support the winter season withdrawals for our distribution operations. The average cost method is used for all of our distribution operations. Gas in storage that is retained as cushion gas to maintain reservoir pressure is classified as property, plant and equipment and is valued at cost.
Securitized intangible asset — Our securitized intangible asset is recorded on AEK and represents the Securitized Utility Tariff Property acquired from Atmos Energy in fiscal 2023. See Note 10 to the consolidated financial statements. The securitized intangible asset is stated at cost, net of accumulated amortization, and is amortized over the life of the asset in proportion to the pattern of economic benefit based on expected future undiscounted cash flows. At the end of its life, this securitized intangible asset will have no residual value.
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
The following table details amounts capitalized for the fiscal year ended September 30.

		2023	2022	2021
Component of AFUDC	Statement of Comprehensive Income Location	(In thousands)
Debt	Interest charges	$15,808	$12,153	$11,414
Equity	Other non-operating income (expense)	64,019	45,505	32,749
		$79,827	$57,658	$44,163
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
Regulated property, plant and equipment is depreciated at various rates on a straight-line basis. These rates are approved by our regulatory commissions and are comprised of two components: one based on average service life and one based on cost of removal. Accordingly, we recognize our cost of removal expense as a component of depreciation expense. The related cost of removal accrual is reflected as a regulatory liability on the consolidated balance sheet. At the time property, plant and equipment is retired, removal expenses less salvage, are charged to the regulatory cost of removal accrual. The composite depreciation rate was 3.0 percent for the fiscal years ended September 30, 2023, 2022 and 2021.
Other property, plant and equipment is stated at cost. Depreciation is generally computed on the straight-line method for financial reporting purposes based upon estimated useful lives.
Impairment of long-lived assets — We evaluate whether events or circumstances have occurred that indicate that other long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected future cash flows. In the event the sum of the expected future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. No impairment losses were recorded for our long-lived assets during the fiscal years ended September 30, 2023, 2022 and 2021.
Goodwill — We annually evaluate our goodwill balances for impairment during our second fiscal quarter or more frequently as impairment indicators arise. During the second quarter of fiscal 2023, we completed our annual goodwill impairment assessment. We test goodwill for impairment at the reporting unit level on an annual basis and between annual tests

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired. Although not applicable for the fiscal 2023 analysis, if a qualitative goodwill assessment resulted in impairment indicators, we would then use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. These calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates and the discount rate. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value.
Lease accounting — We determine if an arrangement is a lease at the inception of the agreement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and we have the right to control the asset. We are the lessee for substantially all of our leasing activities, which primarily includes operating leases for office and warehouse space, tower space, vehicles and heavy equipment used in our operations. We are also a lessee in finance leases for certain service centers.
We record a lease liability and a corresponding right of use (ROU) asset for all of our leases with a term greater than 12 months. For lease contracts containing renewal and termination options, we include the option period in the lease term when it is reasonably certain the option will be exercised. We most frequently assume renewal options at the inception of the arrangement for our tower and fleet leases, based on our anticipated use of the assets. Real estate leases that contain a renewal option are evaluated on a lease-by-lease basis to determine if the option period should be included in the lease term. Currently, we have not included material renewal options for real estate leases in our ROU asset or lease liability.
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
Marketable securities — As of September 30, 2023, we hold marketable securities classified as either equity or debt securities. Changes in fair value of our equity securities are recorded in net income, while debt securities, which are considered available-for-sale securities, are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss).
We regularly evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the securities’ purpose, volatility and current returns. If a determination is made that a security will likely be sold before the recovery of its cost, the related investment is written down to its estimated fair value.
Financial instruments and hedging activities — We use financial instruments to mitigate commodity price risk in our distribution and pipeline and storage segments and to mitigate interest rate risk. The objectives and strategies for using financial instruments have been tailored to our business and are discussed in Note 16 to the consolidated financial statements.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Financial Instruments Associated with Interest Rate Risk
In connection with the planned issuance of long-term debt, we may use financial instruments to manage interest rate risk. We currently manage this risk through the use of forward starting interest rate swaps to fix the Treasury yield component of the interest cost associated with anticipated financings. We designate these financial instruments as cash flow hedges at the time the agreements are executed. Unrealized gains and losses associated with the instruments are recorded as a component of accumulated other comprehensive income (loss). When the instruments settle, the realized gain or loss is recorded as a component of accumulated other comprehensive income (loss) and recognized as a component of interest charges over the life of the related financing arrangement. As of September 30, 2023 and 2022, no cash was required to be held in margin accounts.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We present only the current service cost component of the net benefit cost within operations and maintenance expense in the consolidated statements of comprehensive income. The remaining components of net benefit cost are recorded in other non-operating income (expense) in our consolidated statements of comprehensive income. Only the service cost component of net benefit cost is eligible for capitalization and we continue to capitalize these costs into property, plant and equipment. Additionally, we defer into a regulatory asset or liability the portion of non-service components of net periodic benefit cost that are capitalizable for regulatory purposes.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Contingencies — In the normal course of business, we are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties or the action of various regulatory agencies. For such matters, we record liabilities when they are considered probable and estimable, based on currently available facts and our estimates of the ultimate outcome or resolution of the liability in the future. We maintain liability insurance for various risks associated with the operation of our natural gas pipelines and facilities, including for property damage and bodily injury. These liability insurance policies generally require us to be responsible for the first $1.0 million (self-insured retention) of each incident. To the extent a loss contingency exceeds the self-insurance retention, we record an insurance receivable when recovery is considered probable. Upon reaching a settlement, the loss contingency is deemed resolved and recorded in accounts payable and accrued liabilities until paid. Loss contingencies and any related insurance recovery receivables reflect our best estimate of these amounts as of the date of this report. Actual results may differ from estimates, depending on actual outcomes or changes in the facts or expectations surrounding each potential exposure.
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
Subsequent events — Except as noted in Note 7 and Note 8 to the consolidated financial statements regarding the execution of a new lease and the public offering of senior notes, no events occurred subsequent to the balance sheet date that would require recognition or disclosure in the consolidated financial statements.
3.    Regulation
Our distribution and pipeline and storage operations are subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which we operate, which creates regulatory assets and liabilities that are recovered from or refunded to customers over time through the ratemaking process. Substantially all of our regulatory assets are recorded as a component of other current assets and deferred charges and other assets and our regulatory liabilities are recorded as a component of other current liabilities and deferred credits and other liabilities. Deferred gas costs are recorded either in other current assets or liabilities and the long-term portion of regulatory excess deferred taxes and regulatory cost of removal obligation are reported separately. Significant regulatory assets and liabilities as of September 30, 2023 and 2022 included the following:

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30
	2023	2022
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$20,629	$31,122
Infrastructure mechanisms (1)	229,996	235,972
Winter Storm Uri incremental costs	32,115	2,109,454
Deferred gas costs	148,297	119,742
Regulatory excess deferred taxes (2)	47,549	47,311
Recoverable loss on reacquired debt	3,238	3,406
Deferred pipeline record collection costs	54,008	36,898
Other	19,096	21,467
	$554,928	$2,605,372
Regulatory liabilities:
Regulatory excess deferred taxes (2)	$384,513	$545,021
Regulatory cost of removal obligation	582,867	568,307
Deferred gas costs	23,093	28,834
APT annual adjustment mechanism	49,894	31,138
Pension and postretirement benefit costs	215,913	156,857
Other	28,054	23,013
	$1,284,334	$1,353,170

(1)Infrastructure mechanisms in Texas, Louisiana and Tennessee allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on the deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recovered through base rates.
(2)Regulatory excess deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA") and a Kansas legislative change enacted in fiscal 2020. See Notes 13 and 15 to the consolidated financial statements for further information.
Winter Storm Uri
A historic winter storm impacted supply, market pricing and demand for natural gas in our service territories in mid-February 2021. Due to the unprecedented level of purchased gas costs incurred during Winter Storm Uri, the Kansas Corporation Commission (KCC) and the Railroad Commission of Texas (RRC) issued orders in 2021 authorizing natural gas utilities to record regulatory assets to account for the extraordinary costs associated with the winter storm.
Kansas
In Kansas, we recorded a $92.3 million regulatory asset in fiscal 2021 for costs incurred during Winter Storm Uri. As further discussed in Note 10 to the consolidated financial statements, we relieved this regulatory asset through a securitization transaction that was completed in June 2023.
Texas
In Texas, we recorded a $2.02 billion regulatory asset in fiscal 2021 for costs incurred during Winter Storm Uri. In 2021, the Texas Legislature passed House Bill 1520, which authorized the RRC to issue a statewide securitization financing order directing the Texas Public Finance Authority (TPFA) to issue bonds (customer rate relief bonds) for gas utilities that chose to participate to recover extraordinary costs incurred to secure gas supply and to provide service during Winter Storm Uri, and to restore gas utility systems after that event, thereby providing rate relief to customers by extending the period during which these extraordinary costs would otherwise be recovered and supporting the financial strength and stability of gas utility companies.
In March 2023, the Texas Natural Gas Securitization Finance Corporation (the Finance Corporation), with the authority of the TPFA, issued $3.5 billion in customer rate relief bonds with varying scheduled final maturities from 12 to 18 years. The bonds are obligations of the Finance Corporation, payable from the customer rate relief charges and other bond collateral, and are not an obligation of Atmos Energy. We collected $2.02 billion of this amount and relieved the regulatory asset. U.S. GAAP does not provide comprehensive recognition and measurement guidance for many forms of government assistance received by

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business entities. Accordingly, we accounted for the proceeds received from the Finance Corporation by analogy to International Accounting Standards No. 20, "Accounting for Government Grants and Disclosure of Government Assistance" consistent with a grant related to income. The proceeds received and the corresponding derecognition of the regulatory asset have been reflected in purchased gas cost and interest charges in our consolidated statements of comprehensive income. As the proceeds reflect the recovery of the regulatory asset, there was no impact to earnings. The proceeds are reflected in our consolidated statements of cash flow as an increase in operating cash flow.
We began collecting the customer rate relief charges on October 1, 2023, and any such property collected is solely owned by the Finance Corporation and not available to pay creditors of Atmos Energy.
Additionally, we deferred $32.4 million in carrying costs incurred after September 1, 2022. Effective October 1, 2023, we began recovering $21.2 million over a 12-month period. This amount is recorded as a current asset in other current assets as of September 30, 2023. We anticipate recovering the remaining $10.9 million in future regulatory filings and have recorded this amount as a long-term asset in deferred charges and other assets as of September 30, 2023.
4.    Segment Information
As of September 30, 2023, we manage and review our consolidated operations through the following two reportable segments:
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income statements and capital expenditures by segment are shown in the following tables.

	Year Ended September 30, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$4,096,661	$178,696	$—	$4,275,357
Intersegment revenues	3,029	606,478	(609,507)	—
Total operating revenues	4,099,690	785,174	(609,507)	4,275,357
Purchased gas cost	2,061,920	(1,220)	(608,527)	1,452,173
Operation and maintenance expense	565,179	200,707	(980)	764,906
Depreciation and amortization expense	434,721	169,606	—	604,327
Taxes, other than income	345,244	41,560	—	386,804
Operating income	692,626	374,521	—	1,067,147
Other non-operating income	24,988	44,787	—	69,775
Interest charges	77,185	60,096	—	137,281
Income before income taxes	640,429	359,212	—	999,641
Income tax expense	60,032	53,747	—	113,779
Net income	$580,397	$305,465	$—	$885,862
Capital expenditures	$1,927,125	$878,848	$—	$2,805,973

	Year Ended September 30, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$4,031,936	$169,726	$—	$4,201,662
Intersegment revenues	3,258	523,934	(527,192)	—
Total operating revenues	4,035,194	693,660	(527,192)	4,201,662
Purchased gas cost	2,210,302	(1,583)	(526,063)	1,682,656
Operation and maintenance expense	518,443	192,847	(1,129)	710,161
Depreciation and amortization expense	387,858	147,797	—	535,655
Taxes, other than income	314,046	38,162	—	352,208
Operating income	604,545	316,437	—	920,982
Other non-operating income	6,946	26,791	—	33,737
Interest charges	49,921	52,890	—	102,811
Income before income taxes	561,570	290,338	—	851,908
Income tax expense	39,593	37,917	—	77,510
Net income	$521,977	$252,421	$—	$774,398
Capital expenditures	$1,675,798	$768,622	$—	$2,444,420

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2021
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$3,238,753	$168,737	$—	$3,407,490
Intersegment revenues	3,220	468,610	(471,830)	—
Total operating revenues	3,241,973	637,347	(471,830)	3,407,490
Purchased gas cost	1,501,695	1,582	(470,560)	1,032,717
Operation and maintenance expense	501,209	179,080	(1,270)	679,019
Depreciation and amortization expense	345,481	132,496	—	477,977
Taxes, other than income	275,074	37,705	—	312,779
Operating income	618,514	286,484	—	904,998
Other non-operating income (expense)	(20,694)	18,549	—	(2,145)
Interest charges	36,629	46,925	—	83,554
Income before income taxes	561,191	258,108	—	819,299
Income tax expense	115,329	38,407	—	153,736
Net income	$445,862	$219,701	$—	$665,563
Capital expenditures	$1,454,195	$515,345	$—	$1,969,540
The following table summarizes our revenues from external parties, excluding intersegment revenues, by products and services for the fiscal years ended September 30.

	2023	2022	2021
	(In thousands)
Distribution revenues:
Gas sales revenues:
Residential	$2,638,689	$2,492,116	$2,117,272
Commercial	1,112,236	1,126,189	838,382
Industrial	151,970	224,632	113,171
Public authority and other	62,476	66,956	50,369
Total gas sales revenues	3,965,371	3,909,893	3,119,194
Transportation revenues	119,371	110,905	105,554
Other gas revenues	11,919	11,138	14,005
Total distribution revenues	4,096,661	4,031,936	3,238,753
Pipeline and storage revenues	178,696	169,726	168,737
Total operating revenues	$4,275,357	$4,201,662	$3,407,490

Balance sheet information at September 30, 2023 and 2022 by segment is presented in the following tables.

	September 30, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$14,402,578	$5,204,005	$—	$19,606,583
Total assets	$21,716,467	$5,504,972	$(4,704,471)	$22,516,968

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$12,723,532	$4,516,707	$—	$17,240,239
Total assets	$21,424,586	$4,797,206	$(4,028,803)	$22,192,989
5.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic weighted average shares outstanding is calculated based upon the weighted average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 9 to the consolidated financial statements, when the impact is dilutive.
Basic and diluted earnings per share for the fiscal years ended September 30 are calculated as follows:

	2023	2022	2021
	(In thousands, except per share data)
Basic Earnings Per Share
Net income	$885,862	$774,398	$665,563
Less: Income allocated to participating securities	542	508	465
Net income available to common shareholders	$885,320	$773,890	$665,098
Basic weighted average shares outstanding	145,121	137,830	129,779
Net income per share — Basic	$6.10	$5.61	$5.12

Diluted Earnings Per Share
Net income available to common shareholders	$885,320	$773,890	$665,098
Effect of dilutive shares	—	—	—
Net income available to common shareholders	$885,320	$773,890	$665,098
Basic weighted average shares outstanding	145,121	137,830	129,779
Dilutive shares	45	266	55
Diluted weighted average shares outstanding	145,166	138,096	129,834
Net income per share — Diluted	$6.10	$5.60	$5.12

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Revenue and Accounts Receivable

The following tables disaggregates our revenue from contracts with customers by customer type and segment and provides a reconciliation to total operating revenues, including intersegment revenues, for the periods presented.

	Year Ended September 30, 2023
	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$2,606,658	$—
Commercial	1,100,773	—
Industrial	151,538	—
Public authority and other	61,345	—
Total gas sales revenues	3,920,314	—
Transportation revenues	121,420	811,968
Miscellaneous revenues	10,044	12,180
Revenues from contracts with customers	4,051,778	824,148
Alternative revenue program revenues	43,139	(38,974)
Other revenues	4,773	—
Total operating revenues	$4,099,690	$785,174

	Year Ended September 30, 2022
	Distribution	Pipeline and Storage

Gas sales revenues:
Residential	$2,472,461	$—
Commercial	1,120,322	—
Industrial	224,427	—
Public authority and other	66,691	—
Total gas sales revenues	3,883,901	—
Transportation revenues	113,043	707,205
Miscellaneous revenues	10,282	13,679
Revenues from contracts with customers	4,007,226	720,884
Alternative revenue program revenues	26,041	(27,224)
Other revenues	1,927	—
Total operating revenues	$4,035,194	$693,660

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2021
	Distribution	Pipeline and Storage

Gas sales revenues:
Residential	$2,129,704	$—
Commercial	841,145	—
Industrial	113,091	—
Public authority and other	50,565	—
Total gas sales revenues	3,134,505	—
Transportation revenues	107,822	646,416
Miscellaneous revenues	10,971	14,141
Revenues from contracts with customers	3,253,298	660,557
Alternative revenue program revenues	(13,303)	(23,210)
Other revenues	1,978	—
Total operating revenues	$3,241,973	$637,347
We have alternative revenue programs in each of our segments. In our distribution segment, we have weather-normalization adjustment mechanisms that serve to mitigate the effects of weather on our revenue. In our pipeline and storage segment, APT has a regulatory mechanism that requires that we share with its tariffed customers 75% of the difference between the total non-tariffed revenues earned during a test period and a revenue benchmark established by the RRC. Other revenues includes AEK revenues (see Note 10 to the consolidated financial statements) and other miscellaneous revenues.
Accounts receivable and allowance for uncollectible accounts
Rollforwards of our allowance for uncollectible accounts for the years ended September 30, 2023, 2022 and 2021 are presented in the table below.
In response to the COVID-19 pandemic, beginning in March 2020, regulators issued collection moratoriums, which required us to temporarily suspend our customer collection activities and charging late fees. After regulators lifted these moratoriums, we resumed customer collection activities during the third quarter of fiscal 2021. These regulatory orders influenced our bad debt expense and writeoffs from fiscal 2021 through 2023.
We actively work with our customers experiencing financial hardship to offer flexible payment options and to direct them to aid agencies for financial assistance. Our allowance for uncollectible accounts reflects the expected impact on our customers’ ability to pay. Our allowance for uncollectible accounts also reflects the fact that we have the ability to recover the gas cost portion of uncollectible accounts through our gas cost recovery mechanisms in five states, which covers approximately 80 percent of our residential and commercial customers.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for uncollectible accounts
(In thousands)
Balance, September 30, 2020	$29,949
Current period provisions	43,807
Write-offs charged against allowance	(11,019)
Recoveries of amounts previously written off	1,734
Balance, September 30, 2021	64,471
Current period provisions	16,576
Write-offs charged against allowance	(32,885)
Recoveries of amounts previously written off	1,831
Balance, September 30, 2022	49,993
Current period provisions	22,353
Write-offs charged against allowance	(33,595)
Recoveries of amounts previously written off	2,089
Balance, September 30, 2023	$40,840
7.    Leases
We utilize operating leases for office and warehouse space, tower space, vehicles and heavy equipment used in our operations. We also have finance leases for certain build-to-suit service centers.
The following table presents our weighted average remaining lease term for our leases.

	September 30, 2023	September 30, 2022
Weighted average remaining lease term (years)
Finance leases	17.7	18.7
Operating leases	10.1	9.7
The following table represents our weighted average discount rate:

	September 30, 2023	September 30, 2022
Weighted average discount rate
Finance leases	4.0%	4.0%
Operating leases	3.5%	2.9%
Lease costs for the years ended September 30, 2023, 2022 and 2021 are presented in the table below. These costs include both amounts recognized in expense and amounts capitalized. For the years ended September 30, 2023, 2022 and 2021 we did not have material short-term lease costs or variable lease costs.

	Year Ended September 30
	2023	2022	2021
	(In thousands)
Finance lease cost	$4,499	$4,314	$1,334
Operating lease cost	44,090	43,394	42,349
Total lease cost	$48,589	$47,708	$43,683

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our ROU assets and lease liabilities are presented as follows on the consolidated balance sheets:

	Balance Sheet Classification	September 30, 2023	September 30, 2022
		(In thousands)
Assets
Finance leases	Net Property, Plant and Equipment	$47,472	$50,118
Operating leases	Deferred charges and other assets	223,366	214,663
Total right-of-use assets		$270,838	$264,781
Liabilities
Current
Finance leases	Current maturities of long-term debt	$1,568	$1,457
Operating leases	Other current liabilities	35,820	38,644
Noncurrent
Finance leases	Long-term debt	48,825	50,393
Operating leases	Deferred credits and other liabilities	194,452	184,301
Total lease liabilities		$280,665	$274,795
One service center lease commenced in the first quarter of fiscal 2024 that impacts our future lease payments. The total future lease payments for this lease is $28.9 million, and is not included in the tables below.
Other pertinent information related to leases was as follows. During the years ended September 30, 2023, 2022 and 2021 amounts paid in cash for our finance leases were not material.

	Year Ended September 30
	2023	2022	2021
	(In thousands)
Cash paid amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$45,463	$45,080	$42,013
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$—	$33,833	$10,333
Operating leases	$29,976	$28,310	$25,690
Maturities of our lease liabilities as of September 30, 2023 were as follows by fiscal years:

	Total	Finance Leases	Operating Leases
	(In thousands)
2024	$44,700	$3,375	$41,325
2025	35,635	3,438	32,197
2026	30,340	3,502	26,838
2027	27,835	3,568	24,267
2028	24,089	3,635	20,454
Thereafter	185,270	52,362	132,908
Total lease payments	347,869	69,880	277,989
Less: Imputed interest	67,204	19,487	47,717
Total	$280,665	$50,393	$230,272
Reported as of September 30, 2023
Short-term lease liabilities	$37,388	$1,568	$35,820
Long-term lease liabilities	243,277	48,825	194,452
Total lease liabilities	$280,665	$50,393	$230,272

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Debt
Long-term debt
Long-term debt at September 30, 2023 and 2022 consisted of the following:

	2023	2022
	(In thousands)
Unsecured 0.625% Senior Notes, due March 2023	$—	$1,100,000
Unsecured 3.00% Senior Notes, due June 2027	500,000	500,000
Unsecured 2.625% Senior Notes, due September 2029	500,000	500,000
Unsecured 1.50% Senior Notes, due January 2031	600,000	600,000
Unsecured 5.45% Senior Notes, due October 2032	300,000	—
Unsecured 5.95% Senior Notes, due October 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due June 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due January 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due October 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due October 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due March 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due September 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due February 2052	600,000	600,000
Unsecured 5.75% Senior Notes, due October 2052	500,000	—
Floating-rate Senior Notes, due March 2023	—	1,100,000
Medium term Series A notes, 1995-1, 6.67%, due December 2025	10,000	10,000
Unsecured 6.75% Debentures, due July 2028	150,000	150,000
Finance lease obligations (see Note 7)	50,393	51,850
Total long-term debt	6,610,393	8,011,850
Less:
Net original issue discount on unsecured senior notes and debentures	6,104	3,704
Debt issuance cost	48,588	46,042
Current maturities	1,568	2,201,457
	$6,554,133	$5,760,647
Maturities of long-term debt, excluding our finance lease obligations, at September 30, 2023 were as follows by fiscal years (in thousands):

2024	$—
2025	—
2026	10,000
2027	500,000
2028	150,000
Thereafter	5,900,000
$6,560,000
On October 10, 2023, we completed a public offering of $500 million of 6.20% senior notes due October 2053, with an effective interest rate of 5.56%, after giving effect to the estimated offering costs and settlement of our interest rate swaps, and $400 million of 5.90% senior notes due October 2033, with an effective interest rate of 4.35%, after giving effect to the estimated offering costs and settlement of our interest rate swaps. The net proceeds from the offering, after the underwriting discount and estimated offering expenses, of $889.2 million were used for general corporate purposes. In September 2023, we settled the designated interest rate swaps associated with this offering and received $171.1 million.
On October 3, 2022, we completed a public offering of $500 million of 5.75% senior notes due October 2052, with an effective interest rate of 4.50%, after giving effect to the offering costs and settlement of our interest rate swaps, and

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On January 14, 2022, we completed a public offering of $200 million of 2.625% senior notes due September 2029, with an effective interest rate of 2.54%, after giving effect to the offering costs. The net proceeds from the offering, after the underwriting discount and offering expenses, of $200.8 million were used to repay our $200 million floating-rate term loan on January 18, 2022.
On October 1, 2021, we completed a public offering of $600 million of 2.85% senior notes due February 2052, with an effective interest rate of 2.58%, after giving effect to the offering costs and settlement of our interest rate swaps. The net proceeds from the offering, after the underwriting discount and offering expenses, of $589.8 million, were used for general corporate purposes. In September 2021, we settled the interest rate swaps associated with this offering and received $62.2 million.
Winter Storm Uri Financing
A historic winter storm impacted supply, market pricing and demand for natural gas in our service territories in mid-February 2021. We experienced unforeseeable and unprecedented market pricing for gas costs, which resulted in aggregated natural gas purchases in February 2021 of approximately $2.3 billion. These gas costs were paid using funds received from a public offering of debt securities completed in March 2021 of $2.2 billion. On March 3, 2023, we entered into a term loan agreement for a $2.02 billion senior unsecured term loan facility and used the proceeds, along with cash on hand, to repay at maturity the outstanding $2.2 billion senior notes that matured on March 9, 2023. On March 23, 2023, we received proceeds from the Finance Corporation in the amount of $2.02 billion and repaid the term loan.
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
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that expires on March 31, 2027. This facility bears interest at a base rate or at a SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At September 30, 2023, there was $241.9 million outstanding under our commercial paper program with a weighted average interest rate of 5.46% and weighted average maturities of less than one month. At September 30, 2022, there was $185.0 million outstanding under our commercial paper program.
We also have a $900 million three-year unsecured revolving credit facility, which expires March 31, 2025 and is used to provide additional working capital funding. This facility bears interest at a base rate or at a SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $100 million accordion feature, which provides the opportunity to increase the total committed loan to $1.0 billion. At September 30, 2023 and 2022, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2023 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of September 30, 2023 and 2022.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed March 31, 2023 and is used to issue letters of credit and to provide working capital funding. At September 30, 2023, there were no borrowings outstanding under the new facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt Covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At September 30, 2023, our total-debt-to-total-capitalization ratio, as defined, was 40 percent. In addition, both the interest margin and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. We were in compliance with all of our debt covenants as of September 30, 2023. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

9.    Shareholders' Equity

Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
On March 31, 2023, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities, which expires March 31, 2026. This shelf registration statement replaced our previous shelf registration statement which was filed on June 29, 2021. As of the date of this report, $3.1 billion of securities remained available for issuance under the shelf registration statement.
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
During the year ended September 30, 2023, we executed forward sales under our ATM equity sales programs with various forward sellers who borrowed and sold 4,207,126 shares of our common stock at an aggregate price of $496.5 million. During the year ended September 30, 2023, we also settled forward sale agreements with respect to 7,272,261 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $806.9 million. As of September 30, 2023, $760.5 million of equity was available for issuance under our existing ATM program. Additionally, we had $466.8 million in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In Thousands)	Forward Price
March 28, 2024	944,296	$112,238	$118.86
June 28, 2024	927,939	109,495	118.00
September 30, 2024	1,133,978	132,762	117.08
December 31, 2024	954,812	112,308	117.62
Total	3,961,025	$466,803	$117.85
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2022	$(495)	$369,607	$369,112
Other comprehensive income before reclassifications	126	151,410	151,536
Amounts reclassified from accumulated other comprehensive income	—	(2,120)	(2,120)
Net current-period other comprehensive income	126	149,290	149,416
September 30, 2023	$(369)	$518,897	$518,528

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2021	$47	$69,756	$69,803
Other comprehensive income (loss) before reclassifications	(542)	296,875	296,333
Amounts reclassified from accumulated other comprehensive income	—	2,976	2,976
Net current-period other comprehensive income (loss)	(542)	299,851	299,309
September 30, 2022	$(495)	$369,607	$369,112

10.    Variable Interest Entity
In 2021, the Kansas State Legislature enacted securitization legislation, which permitted a natural gas public utility, in its sole discretion, to apply to the KCC for a financing order for the recovery of qualified extraordinary costs through the issuance of bonds. In September 2021, we filed with the KCC an application to securitize extraordinary gas costs incurred during Winter Storm Uri, which was approved in October 2022.
Atmos Energy Kansas Securitization I, LLC (AEK), a special-purpose entity wholly owned by Atmos Energy, was formed for the purpose of issuing securitized bonds to recover extraordinary costs incurred during Winter Storm Uri. In June 2023, AEK completed a public offering of $95 million of 5.155% Series 2023-A Senior Secured Securitized Utility Tariff Bonds with a term of 10 years and semi-annual payments of principal and interest. The net proceeds from the offering, after the underwriting discount and offering expenses, of $93.7 million were primarily used to purchase the Securitized Utility Tariff Property from Atmos Energy for $92.3 million. The bonds are governed by an indenture between AEK and the indenture trustee. The indenture contains certain covenants that restrict AEK's ability to sell, transfer, convey, exchange or otherwise dispose of its assets. AEK's assets cannot be used to settle Atmos Energy's obligations, and the holders of the Securitized Utility Tariff Bonds have no recourse against Atmos Energy.
Because AEK's equity at risk is less than 1% of its total assets, it is considered to be a variable interest entity. Atmos Energy has the power to direct the most significant financial and operating activities of AEK, including billing, collections and remittance of customer cash receipts to enable AEK to service the principal and interest payments due under the Securitized Utility Tariff Bonds. Atmos Energy also has the obligation to absorb losses and rights to receive returns from AEK. Therefore, Atmos Energy is the primary beneficiary of AEK, and as a result, AEK is included in the consolidated financial statements of Atmos Energy. No gain or loss was recognized upon initial consolidation.
The Securitized Utility Tariff Property that was acquired by AEK is classified as a securitized intangible asset on our consolidated balance sheets. This securitized intangible asset will be amortized over 10 years, the estimated period needed to collect the required amounts from Atmos Energy's customers to service the Securitized Utility Tariff Bonds, with a remaining weighted average amortization period of 5.19 years as of September 30, 2023. The amortization expense related to the securitized intangible asset is included in depreciation and amortization expense in our consolidated statements of comprehensive income.
The following table summarizes the impact of AEK on our consolidated balance sheet, for the period indicated:

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2023
(In thousands)
Restricted cash and cash equivalents	$3,844
Other current assets	$11
Securitized intangible asset, net	$92,202
Accrued interest	$1,374
Current maturities of securitized long-term debt	$9,922
Securitized long-term debt	$85,078
The following table summarizes the impact of AEK on our consolidated statement of comprehensive income, for the period indicated:

Year Ended September 30, 2023
(In thousands)
Operating revenues	$2,743
Amortization expense	(1,398)
Interest expense, net	(1,345)
Income before income taxes	$—
The following table summarizes the maturities of the securitized long-term debt and the amortization expense related to the securitized intangible asset expected to be recognized in our consolidated statements of comprehensive income:

	Maturities of Securitized Long-Term Debt	Amortization Expense of Securitized Intangible Asset
For the fiscal year ending:	(In thousands)
2024	$9,922	$8,159
2025	8,207	8,207
2026	8,635	8,635
2027	9,086	9,086
2028	9,561	9,561
Thereafter	49,589	48,554
Total	$95,000	$92,202
The securitized long-term debt is recorded at carrying value. The fair value of the securitized long-term debt is determined using third party market value quotations, which are considered Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value and fair value of the securitized long-term debt as of September 30, 2023 is $95.0 million and $92.3 million.
11.    Retirement and Postretirement Employee Benefit Plans
We have both funded and unfunded noncontributory defined benefit plans that together cover most of our employees. We also maintain a postretirement plan that provides health care benefits to retired employees. Finally, we sponsor a defined contribution plan that covers substantially all employees. These plans are discussed in further detail below.
As a rate regulated entity, most of our net periodic pension and other postretirement benefits costs are recoverable through our rates over a period of up to 15 years. A portion of these costs are capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense. Additionally, the amounts that have not yet been recognized in net periodic pension cost that have been recorded as regulatory assets or liabilities are as follows:

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Employee Pension Plan	Supplemental Executive Retirement Plans	Postretirement Plan	Total
	(In thousands)
September 30, 2023
Unrecognized prior service credit	$—	$—	$(37,937)	$(37,937)
Unrecognized actuarial (gain) loss	(72,129)	12,314	(118,161)	(177,976)
	$(72,129)	$12,314	$(156,098)	$(215,913)
September 30, 2022
Unrecognized prior service credit	$(121)	$—	$(51,079)	$(51,200)
Unrecognized actuarial (gain) loss	(32,159)	14,029	(87,527)	(105,657)
	$(32,280)	$14,029	$(138,606)	$(156,857)
Defined Benefit Plans
Employee Pension Plan
As of September 30, 2023, we maintained one cash balance defined benefit plan, the Atmos Energy Corporation Pension Account Plan (the Pension Plan). The Pension Plan was established effective January 1999 and covers most of the employees of Atmos Energy that were hired on or before September 30, 2010. Effective October 1, 2010, the Pension Plan was closed to new participants. The assets of the Pension Plan are held within the Atmos Energy Corporation Master Retirement Trust (the Master Trust).
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
During fiscal 2023 and 2022, we contributed $8.0 million and $8.5 million in cash to the Pension Plan to achieve a desired level of funding while maximizing the tax deductibility of this payment. Based upon market conditions at September 30, 2023, the current funded position of the Pension Plan and the funding requirements under the PPA, we do not anticipate a minimum required contribution for fiscal 2024. However, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.
We make investment decisions and evaluate performance of the assets in the Master Trust on a medium-term horizon of at least three to five years. We also consider our current financial status when making recommendations and decisions regarding the Master Trust’s assets. Finally, we strive to ensure the Master Trust’s assets are appropriately invested to maintain an acceptable level of risk and meet the Master Trust’s long-term asset investment policy adopted by the Qualified Retirement Plans and Trusts Committee, comprised of a group of executives appointed by the Board of Directors to oversee the Company's employee pension plan, defined contribution plan and postretirement benefit plan.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents asset allocation information for the Master Trust as of September 30, 2023 and 2022.

	Targeted Allocation Range	Actual Allocation September 30
Security Class		2023	2022
Domestic equities	35%-55%	42.9%	39.7%
International equities	10%-20%	16.0%	14.6%
Fixed income	5%-45%	19.8%	16.0%
Company stock	0%-15%	15.1%	15.3%
Other assets	0%-20%	6.2%	14.4%
At September 30, 2023 and 2022, the Pension Plan held 716,700 shares of our common stock which represented 15.1 percent and 15.3 percent of total Pension Plan assets. These shares generated dividend income for the Pension Plan of approximately $2.1 million and $1.9 million during fiscal 2023 and 2022.
Our Pension Plan expenses and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates and demographic data. We review the estimates and assumptions underlying our Pension Plan annually based upon a September 30 measurement date. The development of our assumptions is fully described in our significant accounting policies in Note 2 to the consolidated financial statements. The actuarial assumptions used to determine the pension liability for the Pension Plan was determined as of September 30, 2023 and 2022 and the actuarial assumptions used to determine the net periodic pension cost for the Pension Plan was determined as of September 30, 2022, 2021 and 2020.
Additional assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2023	2022	2023	2022	2021
Discount rate	6.10%	5.66%	5.66%	2.97%	2.80%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%
Expected return on plan assets	6.25%	6.25%	6.25%	6.25%	6.25%
Interest crediting rate	4.69%	4.69%	4.69%	4.69%	4.69%

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Pension Plan’s accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2023 and 2022:

	2023	2022
	(In thousands)
Accumulated benefit obligation	$412,160	$428,629
Change in projected benefit obligation:
Benefit obligation at beginning of year	$449,527	$596,029
Service cost	10,805	16,165
Interest cost	24,924	17,606
Actuarial gain	(16,085)	(141,567)
Benefits paid	(37,611)	(38,706)
Benefit obligation at end of year	431,560	449,527
Change in plan assets:
Fair value of plan assets at beginning of year	479,025	596,806
Actual return on plan assets	52,998	(87,575)
Employer contributions	8,000	8,500
Benefits paid	(37,611)	(38,706)
Fair value of plan assets at end of year	502,412	479,025
Reconciliation:
Funded status	70,852	29,498
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Net amount recognized	$70,852	$29,498

Net periodic pension cost for the Pension Plan for fiscal 2023, 2022 and 2021 is presented in the following table.

	Fiscal Year Ended September 30
	2023	2022	2021
	(In thousands)
Components of net periodic pension cost:
Service cost	$10,805	$16,165	$17,369
Interest cost (1)	24,924	17,606	16,883
Expected return on assets (1)	(29,113)	(29,531)	(27,913)
Amortization of prior service credit (1)	(121)	(231)	(231)
Recognized actuarial loss (1)	—	4,638	8,686
Net periodic pension cost	$6,495	$8,647	$14,794

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of September 30, 2023 and 2022. As required by authoritative accounting literature, assets are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The methods used to determine fair value for the assets held by the Pension Plan are fully described in Note 2 to the consolidated financial statements. Investments in our common/collective trusts and limited partnerships that are measured at net asset value per share equivalent are not classified in the fair value hierarchy. The net asset value amounts presented are intended to reconcile the fair value hierarchy to the total investments. In addition to the assets shown below, the Pension Plan had net accounts receivable of $0.4 million and $2.4 million at September 30, 2023 and 2022, which materially approximates fair value due to the short-term nature of these assets.

	Assets at Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$243,600	$—	$—	$243,600
Money market funds	—	30,965	—	30,965
Registered investment companies	69,439	—	—	69,439
Government securities:
Mortgage-backed securities	—	17,685	—	17,685
U.S. treasuries	8,461	27	—	8,488
Corporate bonds	—	23,357	—	23,357
Total investments measured at fair value	$321,500	$72,034	$—	393,534
Investments measured at net asset value:
Common/collective trusts (1)				88,122
Limited partnerships (1)				20,329
Total investments				$501,985

	Assets at Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$210,325	$—	$—	$210,325
Money market funds	—	14,490	—	14,490
Registered investment companies	53,401	—	—	53,401
Government securities:
Mortgage-backed securities	—	14,175	—	14,175
U.S. treasuries	3,681	28	—	3,709
Corporate bonds	—	22,320	—	22,320
Total investments measured at fair value	$267,407	$51,013	$—	318,420
Investments measured at net asset value:
Common/collective trusts (1)				86,891
Limited partnerships (1)				71,331
Total investments				$476,642
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
During fiscal 2023, we recognized a settlement charge of $1.0 million and paid a $5.6 million lump sum in relation to the retirement of certain executives. During fiscal 2021, we recognized a settlement charge of $9.2 million and paid a $25.7 million lump sum in relation to the retirements of certain executives.
We review the estimates and assumptions underlying our Supplemental Plans annually based upon a September 30 measurement date using the same techniques as our Pension Plan. The actuarial assumptions used to determine the pension liability for the Supplemental Plans were determined as of September 30, 2023 and 2022 and the actuarial assumptions used to determine the net periodic pension cost for the Supplemental Plans were determined as of September 30, 2022, 2021 and 2020. These assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2023	2022	2023	2022	2021
Discount rate (1)	6.17%	5.71%	5.50%	2.57%	2.90%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%
Interest crediting rate	4.69%	4.69%	4.69%	4.69%	4.69%
 (1)     Reflects a weighted average discount rate for pension cost for fiscal 2023 and 2021 due to the settlements during the year.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Supplemental Plans’ accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2023 and 2022:

	2023	2022
	(In thousands)
Accumulated benefit obligation	$75,687	$79,233
Change in projected benefit obligation:
Benefit obligation at beginning of year	$80,775	$104,301
Service cost	845	1,129
Interest cost	4,227	2,647
Actuarial (gain) loss	6	(22,471)
Benefits paid	(4,368)	(4,831)
Settlements	(5,587)	—
Benefit obligation at end of year	75,898	80,775
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	—	—
Benefits paid	—	—
Settlements	—	—
Fair value of plan assets at end of year	—	—
Reconciliation:
Funded status	(75,898)	(80,775)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued pension cost	$(75,898)	$(80,775)
Assets for the Supplemental Plans are held in separate rabbi trusts. At September 30, 2023 and 2022, assets held in the rabbi trusts consisted of equity securities of $31.5 million and $30.2 million, which are included in our fair value disclosures in Note 17 to the consolidated financial statements.
Net periodic pension cost for the Supplemental Plans for fiscal 2023, 2022 and 2021 is presented in the following table.

	Fiscal Year Ended September 30
	2023	2022	2021
	(In thousands)
Components of net periodic pension cost:
Service cost	$845	$1,129	$1,067
Interest cost (1)	4,227	2,647	3,180
Recognized actuarial loss (1)	691	3,166	3,560
Settlements (1)	1,030	—	9,151
Net periodic pension cost	$6,793	$6,942	$16,958

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments
The following benefit payments for our defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:

	Pension Plan	Supplemental Plans
	(In thousands)
2024	$39,151	$9,660
2025	39,078	30,647
2026	40,537	6,705
2027	40,543	3,902
2028	40,108	4,658
2029-2033	192,754	31,740
Postretirement Benefits Plan
We sponsor the Retiree Medical Plan for Retirees and Disabled Employees of Atmos Energy Corporation (the Retiree Medical Plan). This plan provides medical and prescription drug protection to all qualified participants based on their date of retirement. The Retiree Medical Plan provides different levels of benefits depending on the level of coverage chosen by the participants and the terms of predecessor plans; however, we generally pay 80 percent of the projected net claims and administrative costs and participants pay the remaining 20 percent. Effective January 1, 2022, the Retiree Medical Plan was amended to change the post-65 retiree coverage to Via Benefits with an Atmos Energy funded Health Reimbursement Account. Eligible post-65 retirees and post-65 spouses will be able to elect coverage through Via Benefits, including those that previously deferred or declined retiree coverage.
Generally, our funding policy is to contribute annually an amount in accordance with the requirements of ERISA. However, additional voluntary contributions are made annually as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. We expect to contribute between $10 million and $15 million to our Retiree Medical Plan during fiscal 2024.
We maintain a formal investment policy with respect to the assets in our Retiree Medical Plan to ensure the assets funding the Retiree Medical Plan are appropriately invested to maintain an acceptable level of risk. We also consider our current financial status when making recommendations and decisions regarding the Retiree Medical Plan.
We currently invest the assets funding our Retiree Medical Plan in diversified investment funds which consist of common stocks, preferred stocks and fixed income securities. The diversified investment funds may invest up to 75 percent of assets in common stocks and convertible securities. The following table presents asset allocation information for the Retiree Medical Plan assets as of September 30, 2023 and 2022.

	Actual Allocation September 30
Security Class	2023	2022
Diversified investment funds	98.2%	97.7%
Cash and cash equivalents	1.8%	2.3%
We review the estimates and assumptions underlying our Retiree Medical Plan annually based upon a September 30 measurement date using the same techniques as our Pension Plan and Supplemental Plans. The actuarial assumptions used to determine the pension liability for our Retiree Medical Plan were determined as of September 30, 2023 and 2022 and the actuarial assumptions used to determine the net periodic pension cost for the Retiree Medical Plan were determined as of September 30, 2022, 2021 and 2020.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions are presented in the following table:

	Postretirement Liability		Postretirement Cost
	2023	2022	2023	2022	2021
Discount rate	6.06%	5.61%	5.61%	3.01%	2.80%
Expected return on plan assets	4.94%	4.94%	4.94%	4.94%	4.94%
Initial trend rate	6.50%	6.25%	6.25%	6.25%	6.25%
Ultimate trend rate	5.00%	4.75%	4.75%	5.00%	5.00%
Ultimate trend reached in	2030	2029	2029	2027	2026

The following table presents the Retiree Medical Plan’s benefit obligation and funded status as of September 30, 2023 and 2022:

	2023	2022
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$250,228	$355,156
Service cost	6,183	10,235
Interest cost	13,911	10,734
Plan participants’ contributions	2,053	3,210
Actuarial (gain) loss	(21,468)	(112,748)
Benefits paid	(16,903)	(16,359)
Benefit obligation at end of year	234,004	250,228
Change in plan assets:
Fair value of plan assets at beginning of year	229,686	268,199
Actual return on plan assets	27,833	(40,113)
Employer contributions	—	1,600
Benefits paid	(1,719)	—
Fair value of plan assets at end of year	255,800	229,686
Reconciliation:
Funded status	21,796	(20,542)
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued postretirement cost	$21,796	$(20,542)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic postretirement cost for the Retiree Medical Plan for fiscal 2023, 2022 and 2021 is presented in the following table.

	Fiscal Year Ended September 30
	2023	2022	2021
	(In thousands)
Components of net periodic postretirement cost:
Service cost	$6,183	$10,235	$11,000
Interest cost (1)	13,911	10,734	15,372
Expected return on assets (1)	(11,215)	(13,249)	(10,455)
Amortization of prior service (credit) cost (1)	(13,142)	(13,234)	30,533
Recognized actuarial (gain) loss (1)	(7,452)	—	1,172
Net periodic postretirement cost	$(11,715)	$(5,514)	$47,622

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
The following tables set forth by level, within the fair value hierarchy, the Retiree Medical Plan’s assets at fair value as of September 30, 2023 and 2022. The methods used to determine fair value for the assets held by the Retiree Medical Plan are fully described in Note 2 to the consolidated financial statements.

	Assets at Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$4,759	$—	$4,759
Registered investment companies	251,041	—	—	251,041
Total investments measured at fair value	$251,041	$4,759	$—	$255,800

	Assets at Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$5,214	$—	$5,214
Registered investment companies	224,472	—	—	224,472
Total investments measured at fair value	$224,472	$5,214	$—	$229,686

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments
The following benefit payments paid by the Company, retirees and prescription drug subsidies for our Retiree Medical Plan, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years.

	Company Payments	Retiree Payments	Subsidy Payments	Total Postretirement Benefits
	(In thousands)
2024	$17,124	$2,257	$—	$19,381
2025	17,179	2,233	—	19,412
2026	17,228	2,189	—	19,417
2027	17,464	2,095	—	19,559
2028	17,576	1,967	—	19,543
2029-2033	92,555	9,068	—	101,623
Defined Contribution Plan
The Atmos Energy Corporation Retirement Savings Plan and Trust (the Retirement Savings Plan) covers substantially all employees and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Newly hired employees automatically become participants of the Retirement Savings Plan on the date of employment at a contribution rate of four percent. They are eligible to receive matching contributions immediately upon enrollment, which vest after completing one year of service. Participants may elect a salary reduction up to a maximum of 65 percent of eligible compensation, as defined by the Retirement Savings Plan, not to exceed the maximum allowed by the Internal Revenue Service. Effective October 1, 2022, participants who contribute less than 10 percent will have their contribution percent increased by one percent annually until a 10 percent salary deferral rate is achieved, unless the participant opts out of this election. We match 100 percent of a participant’s contributions, limited to four percent of the participant’s salary. Additionally, employees hired on or after October 1, 2010 receive a fixed annual contribution of four percent of eligible earnings. And, effective October 1, 2022, the Retirement Savings Plan was amended to add an elective Roth deferral feature. Finally, participants are permitted to take out a loan against their accounts subject to certain restrictions.
Matching and fixed annual contributions to the Retirement Savings Plan are expensed as incurred and amounted to $23.9 million, $21.9 million and $20.6 million for fiscal years 2023, 2022 and 2021. At September 30, 2023 and 2022, the Retirement Savings Plan held 1.4 percent and 1.6 percent of our outstanding common stock.
12.    Stock and Other Compensation Plans
Stock-Based Compensation Plans
Total stock-based compensation cost was $23.7 million, $22.2 million and $24.1 million for the fiscal years ended September 30, 2023, 2022 and 2021. Of this amount, $13.5 million, $11.5 million and $12.9 million was capitalized.
1998 Long-Term Incentive Plan
We have the 1998 Long-Term Incentive Plan (LTIP), which provides a comprehensive, long-term incentive compensation plan providing for discretionary awards of incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, time-lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units and stock units to certain employees and non-employee directors of the Company and our subsidiaries. The objectives of this plan include attracting and retaining the best available personnel and providing for additional performance incentives by providing employees with the opportunity to acquire common stock.
We are authorized to grant awards up to a maximum cumulative amount of 11.2 million shares of common stock under this plan subject to certain adjustment provisions. As of September 30, 2023, non-qualified stock options, bonus stock, time-lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units and stock units had been issued under this plan, and 0.6 million shares are available for future issuance.
Restricted Stock Units Award Grants
As noted above, the LTIP provides for discretionary awards of restricted stock units to help attract, retain and reward certain employees of Atmos Energy and its subsidiaries. Certain of these awards vest based upon the passage of time and other awards vest based upon the passage of time and the achievement of specified performance targets. The fair value of the awards

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted is based on the market price of our stock at the date of grant. We estimate forfeitures using our historical forfeiture rate. The associated expense is recognized ratably over the vesting period. We use authorized and unissued shares to meet share requirements for the vesting of restricted stock units.
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
The following summarizes information regarding the restricted stock units granted under the plan during the fiscal years ended September 30, 2023, 2022 and 2021:

	2023		2022		2021
	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	381,295	$105.69	378,127	$102.45	443,279	$99.28
Granted	241,436	109.78	179,738	108.07	223,954	102.68
Vested	(220,929)	104.05	(159,019)	100.99	(271,435)	97.44
Forfeited	(11,845)	107.47	(17,551)	103.37	(17,671)	101.48
Nonvested at end of year	389,957	$109.10	381,295	$105.69	378,127	$102.45
As of September 30, 2023, there was $13.9 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the LTIP. That cost is expected to be recognized over a weighted average period of 1.4 years. The fair value of restricted stock vested during the fiscal years ended September 30, 2023, 2022 and 2021 was $22.8 million, $16.0 million and $26.3 million.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available at the time the accrual is recorded. During the last several fiscal years, we have used earnings per share as our sole performance measure.
13.    Details of Selected Financial Statement Captions
The following tables provide additional information regarding the composition of certain financial statement captions.

Balance Sheet
Accounts receivable
Accounts receivable was comprised of the following at September 30, 2023 and 2022:

	September 30
	2023	2022
	(In thousands)
Billed accounts receivable	$198,976	$258,333
Unbilled revenue	105,743	121,518
Contributions in aid of construction receivable	17,184	5,390
Insurance receivable	33,697	13,160
Other accounts receivable	13,894	15,300
Total accounts receivable	369,494	413,701
Less: allowance for uncollectible accounts	(40,840)	(49,993)
Net accounts receivable	$328,654	$363,708
Other current assets
Other current assets as of September 30, 2023 and 2022 were comprised of the following accounts.

	September 30
	2023	2022
	(In thousands)
Deferred gas costs	$148,297	$119,742
Winter Storm Uri incremental costs	21,213	2,020,954
Prepaid expenses	58,029	58,551
Taxes receivable	13,918	11,911
Materials and supplies	34,297	25,880
Assets from risk management activities	4,071	26,207
Other	12,211	11,245
Total	$292,036	$2,274,490

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment
Property, plant and equipment was comprised of the following as of September 30, 2023 and 2022:

	September 30
	2023	2022
	(In thousands)
Storage plant	$668,237	$589,210
Transmission plant	4,995,579	4,325,540
Distribution plant	15,283,965	13,511,409
General plant	972,054	937,500
Intangible plant	38,612	38,612
	21,958,447	19,402,271
Construction in progress	939,927	835,868
	22,898,374	20,238,139
Less: accumulated depreciation and amortization	(3,291,791)	(2,997,900)
Net property, plant and equipment (1)	$19,606,583	$17,240,239

(1)     Net property, plant and equipment includes plant acquisition adjustments of $(24.8) million and $(26.6) million at September 30, 2023 and 2022.

Deferred charges and other assets
Deferred charges and other assets as of September 30, 2023 and 2022 were comprised of the following accounts.

	September 30
	2023	2022
	(In thousands)
Marketable securities	$104,602	$96,012
Regulatory assets (See Note 3)	364,741	368,375
Operating lease right of use assets (See Note 7)	223,366	214,663
Winter Storm Uri incremental costs	10,902	88,500
Assets from risk management activities	381,593	355,784
Pension assets	92,648	29,498
Other	23,306	20,968
Total	$1,201,158	$1,173,800

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts payable and accrued liabilities
Accounts payable and accrued liabilities as of September 30, 2023 and 2022 were comprised of the following accounts.

	September 30
	2023	2022
	(In thousands)
Trade accounts payable	$218,181	$258,506
Accrued gas payable	43,688	157,942
Accrued liabilities	74,214	79,571
Total	$336,083	$496,019
Other current liabilities
Other current liabilities as of September 30, 2023 and 2022 were comprised of the following accounts.

	September 30
	2023	2022
	(In thousands)
Customer credit balances and deposits	$65,266	$56,016
Accrued employee costs	50,042	47,661
Deferred gas costs	23,093	28,834
Operating lease liabilities (See Note 7)	35,820	38,644
Accrued interest	78,939	59,542
Liabilities from risk management activities	14,584	3,000
Taxes payable	195,468	189,239
Pension and postretirement liabilities	9,375	9,721
Regulatory cost of removal obligation	85,850	80,676
APT annual adjustment mechanism	34,550	18,034
Regulatory excess deferred taxes (See Note 15)	131,301	159,808
Other	38,798	28,982
Total	$763,086	$720,157
Deferred credits and other liabilities
Deferred credits and other liabilities as of September 30, 2023 and 2022 were comprised of the following accounts.

	September 30
	2023	2022
	(In thousands)
Pension and postretirement liabilities	$66,523	$91,596
Operating lease liabilities (See Note 7)	194,452	184,301
Customer advances for construction	9,158	8,628
Other regulatory liabilities (See Note 3)	242,049	178,990
Asset retirement obligation	5,174	5,737
Liabilities from risk management activities	824	1,129
APT annual adjustment mechanism	15,344	13,104
Unrecognized tax benefits (See Note 15)	46,620	39,908
Other	19,754	14,909
Total	$599,898	$538,302

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Comprehensive Income
Other non-operating income (expense)
Other non-operating income (expense) for the fiscal years ended September 30, 2023, 2022 and 2021 were comprised of the following accounts.

	Year Ended September 30
	2023	2022	2021
	(In thousands)
Equity component of AFUDC	$64,019	$45,505	$32,749
Performance-based rate program	7,093	8,327	6,362
Pension and other postretirement non-service credit (cost)	8,955	8,337	(19,238)
Interest income	7,207	2,781	2,144
Community support spending	(12,027)	(16,357)	(14,460)
Unrealized gains (losses) on equity securities	1,406	(7,737)	(860)
Miscellaneous	(6,878)	(7,119)	(8,842)
Total	$69,775	$33,737	$(2,145)
Statement of Cash Flows
Supplemental disclosures of cash flow information for the fiscal years ended September 30, 2023, 2022 and 2021 were as follows:

	Year Ended September 30
	2023	2022	2021
	(In thousands)
Cash Paid (Received) During The Period For:
Interest (1)	$249,066	$234,297	$207,555
Income taxes	$14,968	$15,760	$8,199
Non-Cash Transactions:
Capital expenditures included in current liabilities	$186,912	$217,868	$184,786
(1)    Cash paid during the period for interest, net of amounts capitalized was $117.9 million, $98.4 million and $81.9 million for the fiscal years ended September 30, 2023, 2022 and 2021.
14.    Commitments and Contingencies
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of the individual contract.
Our Mid-Tex Division also maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices under contracts indexed to natural gas trading hubs or fixed price contracts. At September 30, 2023, we were committed to purchase 65.5 Bcf within one year and 72.3 Bcf within two to three years under indexed contracts. At September 30, 2023, we were committed to purchase 20.6 Bcf within one year under fixed price contracts with a weighted average price of $2.80 per Mcf. Purchases under these contracts totaled $182.0 million, $352.6 million and $149.4 million for 2023, 2022 and 2021.
Rate Regulatory Proceedings
As of September 30, 2023, routine rate regulatory proceedings were in progress in some of our service areas, which are discussed in further detail above in the Business — Ratemaking Activity section.
15.    Income Taxes
Income Tax Expense
The components of income tax expense from continuing operations for 2023, 2022 and 2021 were as follows:

	2023	2022	2021
	(In thousands)
Current
Federal	$(1,274)	$2,849	$—
State	13,550	28,125	252
Deferred
Federal	83,244	43,435	128,867
State	18,259	3,101	24,617
Income tax expense	$113,779	$77,510	$153,736
Reconciliations of the provision for income taxes computed at the statutory rate of 21 percent to the reported provisions for income taxes from continuing operations for 2023, 2022 and 2021 are set forth below:

	2023	2022	2021
	(In thousands)
Tax at statutory rate	$209,925	$178,901	$172,053
Common stock dividends deductible for tax reporting	(1,355)	(1,355)	(1,372)
State taxes (net of federal benefit)	25,129	24,669	19,647
Amortization of excess deferred taxes	(123,953)	(127,193)	(45,382)
Other, net	4,033	2,488	8,790
Income tax expense	$113,779	$77,510	$153,736
Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that gave rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2023 and 2022 are presented below:

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2023	2022
	(In thousands)
Deferred tax assets:
Employee benefit plans	$50,576	$57,094
Net operating loss carryforwards	504,121	485,061
Charitable and other credit carryforwards	10,084	1,903
Regulatory excess deferred tax	76,943	110,548
Lease asset	58,633	50,007
Other	42,257	44,035
Total deferred tax assets	742,614	748,648
Valuation allowance	(351)	(523)
Net deferred tax assets	742,263	748,125
Deferred tax liabilities:
Difference in net book value and net tax value of assets	(2,674,341)	(2,431,757)
Gas cost adjustments	(47,822)	(43,964)
Winter Storm Uri regulatory asset	(28,116)	(20,710)
Lease liability	(51,666)	(50,007)
Rate deferral adjustment	(47,218)	(49,309)
Interest rate agreements	(149,969)	(106,820)
Other	(48,105)	(45,063)
Total deferred tax liabilities	(3,047,237)	(2,747,630)
Net deferred tax liabilities	$(2,304,974)	$(1,999,505)
At September 30, 2023, we had $458.7 million (tax effected) of federal net operating loss carryforwards. The federal net operating loss carryforwards are available to offset future taxable income and have no expiration date. The Company has $8.2 million (tax effected) charitable contribution carryforwards to offset future taxable income as of September 30, 2023.
The Company also has $45.4 million (tax effected) of state net operating loss carryforwards (net of $11.9 million of federal effects) and $1.9 million of state tax credits carryforwards (net of $0.5 million of federal effects). Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards expiration period begins in fiscal 2026.
At September 30, 2023 and 2022, we had recorded liabilities associated with unrecognized tax benefits totaling $58.6 million and $52.7 million, which includes $12.0 million and $12.8 million in deferred tax liabilities. The following table reconciles the beginning and ending balance of our unrecognized tax benefits:

	2023	2022	2021
	(In thousands)
Unrecognized tax benefits - beginning balance	$52,683	$32,792	$30,921
Increase (decrease) resulting from prior period tax positions	(631)	(721)	671
Increase resulting from current period tax positions	6,586	20,612	1,200
Unrecognized tax benefits - ending balance	58,638	52,683	32,792
Less: deferred federal and state income tax benefits	(12,314)	(11,063)	(6,886)
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$46,324	$41,620	$25,906
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties included within interest charges in our consolidated statements of comprehensive income. During the years ended September 30, 2023, 2022 and 2021, the Company recognized approximately $3.4 million, $1.3 million and $1.4 million in interest and penalties. The Company had approximately $15.1 million, $11.7 million and $10.4 million for the payment of interest and penalties accrued at September 30, 2023, 2022 and 2021.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We file income tax returns in the U.S. federal jurisdiction as well as in various states where we have operations. We have concluded substantially all U.S. federal income tax matters through fiscal year 2009 and concluded substantially all Texas income tax matters through fiscal year 2010.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the TCJA) and a Kansas legislative change enacted in fiscal 2020. As of September 30, 2023 and 2022, $131.3 million and $159.8 million is recorded in other current liabilities.
Currently, the regulatory excess net deferred tax liability is being returned over various periods. Of this amount, $279.4 million, is being returned to customers over 35 - 60 months. An additional $53.5 million is being returned to customers on a provisional basis over 15 - 69 years until our regulators establish the final refund periods. The refund of the remaining $4.0 million will be addressed in future rate proceedings.
16.    Financial Instruments
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
In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Our distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2022-2023 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 17.3 Bcf of the winter flowing gas requirements at a weighted average cost of approximately $5.28 per Mcf. We have not designated these financial instruments as hedges for accounting purposes.
Interest Rate Risk Management Activities
We manage interest rate risk by periodically entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
The following table summarizes our existing forward starting interest rate swaps as of September 30, 2023. These swaps were designated as cash flow hedges at the time the agreements were executed.

Planned Debt Issuance Date	Amount Hedged
(In thousands)
Fiscal 2025	$600,000
Fiscal 2026	300,000
$900,000
Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our consolidated balance sheet and statements of comprehensive income.
As of September 30, 2023, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of September 30, 2023, we had 31,289 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of September 30, 2023 and 2022. As discussed in Note 2 to the consolidated financial statements, we report our financial instruments as risk management assets and liabilities, each of which is classified as current or noncurrent based upon the anticipated settlement date of the underlying financial instrument. The gross amounts of recognized assets and liabilities are netted within our consolidated balance sheets to the extent that we have netting arrangements with the counterparties. However, as of September 30, 2023 and 2022, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2023
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$379,101	$—
Total		379,101	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	4,071	(14,584)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	2,492	(824)
Total		6,563	(15,408)
Gross / Net Financial Instruments		$385,664	$(15,408)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2022
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$355,075	$—
Total		355,075	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	26,207	(3,000)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	709	(1,129)
Total		26,916	(4,129)
Gross / Net Financial Instruments		$381,991	$(4,129)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designate as cash flow hedges at the time the agreements were executed. The net (gain) loss on settled interest rate agreements reclassified from AOCI into interest charges on our consolidated statements of comprehensive income for the years ended September 30, 2023, 2022 and 2021 was $(2.7) million, $3.8 million and $5.9 million.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income, net of taxes, for the years ended September 30, 2023 and 2022.

	Fiscal Year Ended September 30
	2023	2022
	(In thousands)
Increase in fair value:
Interest rate agreements	$151,410	$296,875
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	(2,120)	2,976
Total other comprehensive income from hedging, net of tax	$149,290	$299,851
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of September 30, 2023, we had $224.8 million of net realized gains in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net gains recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2053. However, the table below does not include the expected recognition in earnings of our outstanding interest rate agreements as those financial instruments have not yet settled.

Interest Rate Agreements
(In thousands)
2024	$9,965
2025	9,965
2026	9,965
2027	9,965
2028	9,965
Thereafter	174,973
Total	$224,798
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
17.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents and restricted cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements.
Fair value measurements also apply to the valuation of our pension and postretirement plan assets. The fair value of these assets is presented in Note 11 to the consolidated financial statements.
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. The following tables summarize, by level within the fair value hierarchy,

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and 2022. As required under authoritative accounting literature, assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2023
	(In thousands)
Assets:
Financial instruments	$—	$385,664	$—	$—	$385,664
Debt and equity securities
Registered investment companies	26,685	—	—	—	26,685
Bond mutual funds	37,573	—	—	—	37,573
Bonds (2)	—	35,507	—	—	35,507
Money market funds	—	4,837	—	—	4,837
Total debt and equity securities	64,258	40,344	—	—	104,602
Total assets	$64,258	$426,008	$—	$—	$490,266
Liabilities:
Financial instruments	$—	$15,408	$—	$—	$15,408

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2022
	(In thousands)
Assets:
Financial instruments	$—	$381,991	$—	$—	$381,991
Debt and equity securities
Registered investment companies	26,367	—	—	—	26,367
Bond mutual funds	32,367	—	—	—	32,367
Bonds (2)	—	33,433	—	—	33,433
Money market funds	—	3,845	—	—	3,845
Total debt and equity securities	58,734	37,278	—	—	96,012
Total assets	$58,734	$419,269	$—	$—	$478,003
Liabilities:
Financial instruments	$—	$4,129	$—	$—	$4,129

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. We evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns and any intent to sell the security. As of September 30, 2023, no allowance for credit losses was recorded for our available-for-sale debt securities. At September 30, 2023 and 2022, the amortized cost of our available-for-sale debt securities was $36.0 million and $34.1 million. At September 30, 2023 we maintained investments in bonds that have contractual maturity dates ranging from October 2023 through September 2026.
Other Fair Value Measures
In addition to the financial instruments above, we have several financial and nonfinancial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents and restricted cash and cash

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equivalents, accounts receivable, accounts payable, finance leases and debt, which are recorded at carrying value. The nonfinancial assets and liabilities include asset retirement obligations and pension and postretirement plan assets. For cash and cash equivalents and restricted cash and cash equivalents, accounts receivable, accounts payable and finance leases we consider carrying value to materially approximate fair value due to the short-term nature of these assets and liabilities.
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our long-term debt, excluding finances leases, debt issuance costs and original issue premium or discount, as of September 30, 2023:

September 30, 2023
(In thousands)
Carrying Amount	$6,560,000
Fair Value	$5,402,591

18.    Concentration of Credit Risk
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
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework issued by COSO and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of September 30, 2023, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Ernst & Young LLP has issued its report on the effectiveness of the Company’s internal control over financial reporting. That report appears below.

/s/ JOHN K. AKERS	/s/ CHRISTOPHER T. FORSYTHE
John K. Akers	Christopher T. Forsythe
President, Chief Executive Officer and Director	Senior Vice President and Chief Financial Officer

November 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Atmos Energy Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atmos Energy Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated November 14, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
November 14, 2023

Changes in Internal Control over Financial Reporting
We did not make any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of the fiscal year ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
Information regarding directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 7, 2024. Information regarding executive officers is reported below:
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information as of September 30, 2023, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

Name	Age	Years of Service	Office Currently Held
John K. Akers	60	32	President, Chief Executive Officer and Director
Christopher T. Forsythe	52	20	Senior Vice President and Chief Financial Officer
John S. McDill	59	36	Senior Vice President, Utility Operations
Karen E. Hartsfield	53	8	Senior Vice President, General Counsel and Corporate Secretary
John M. Robbins	53	10	Senior Vice President, Human Resources
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
Identification of the members of the Audit Committee of the Board of Directors as well as the Board of Directors’ determination as to whether one or more audit committee financial experts are serving on the Audit Committee of the Board of Directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 7, 2024.
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
Information on executive compensation is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 7, 2024, under the captions "Director Compensation," "Compensation Discussion and Analysis," "Other Executive Compensation Matters" and "Named Executive Officer Compensation."

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security ownership of certain beneficial owners and of management is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 7, 2024, under the heading "Beneficial Ownership of Common Stock." Information concerning our equity compensation plans is provided in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
Information on certain relationships and related transactions as well as director independence is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 7, 2024, under the heading "Corporate Governance and Other Board Matters," and "Proposal One – Election of Directors."

ITEM 14.	Principal Accountant Fees and Services.
Information on our principal accountant’s fees and services is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 7, 2024, under the heading "Proposal Two – Ratification of Appointment of Independent Registered Public Accounting Firm."
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

3.     Exhibits

Exhibit Number	Description	Page Number or Incorporation by Reference to
Articles of Incorporation and Bylaws
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of August 4, 2023)	Exhibit 3.1 to Form 8-K dated August 1, 2023 (File No. 1-10042)
Instruments Defining Rights of Security Holders, Including Indentures
4.1(a)	Specimen Common Stock Certificate (Atmos Energy Corporation)	Exhibit 4.1 to Form 10-K for fiscal year ended September 30, 2012 (File No. 1-10042)
4.1(b)	Description of Registrant's Securities	Exhibit 4.1(b) to Form 10-K for fiscal year ended September 30, 2021 (File No. 1-10042)
4.2	Indenture dated as of November 15, 1995 between United Cities Gas Company and Bank of America Illinois, Trustee	Exhibit 4.11(a) to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.3	Indenture dated as of July 15, 1998 between Atmos Energy Corporation and U.S. Bank Trust National Association, Trustee	Exhibit 4.8 to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.4	Indenture dated as of May 22, 2001 between Atmos Energy Corporation and SunTrust Bank, Trustee	Exhibit 99.3 to Form 8-K dated May 22, 2001 (File No. 1-10042)
4.5	Indenture dated as of March 26, 2009 between Atmos Energy Corporation and U.S. Bank National Corporation, Trustee	Exhibit 4.1 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4.6	Underwriting Agreement among Atmos Energy Kansas Securitization I, LLC, Atmos Energy Corporation and J.P. Morgan Securities LLC, dated June 9, 2023	Exhibit 1.1 of Form 8-K dated June 9, 2023 (File No. 1-10042)
4.7	Indenture by and among Atmos Energy Kansas Securitization I, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (including the form of the Bonds and the Series Supplement), dated as of June 20, 2023	Exhibit 4.1 to Form 8-K dated June 20, 2023 (File No. 1-10042)
4.8	Series Supplement by and among Atmos Energy Kansas Securitization I, LLC and U. S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary, dated as of June 20, 2023	Exhibit 4.2 to Form 8-K dated June 20, 2023 (File No. 1-10042)
4.9(a)	Debenture Certificate for the 6 3/4% Debentures due 2028	Exhibit 99.2 to Form 8-K dated July 29, 1998 (File No. 1-10042)
4.9(b)	Global Security for the 5.95% Senior Notes due 2034	Exhibit 10(2)(g) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4.9(c)	Officers' Certificate dated June 10, 2011	Exhibit 4.1 to Form 8-K dated June 13, 2011 (File No. 1-10042)
4.9(d)	Global Security for the 5.5% Senior Notes due 2041	Exhibit 4.2 to Form 8-K dated June 13, 2011 (File No. 1-10042)

4.9(e)	Officers' Certificate dated January 11, 2013	Exhibit 4.1 to Form 8-K dated January 15, 2013 (File No. 1-10042)
4.9(f)	Global Security for the 4.15% Senior Notes due 2043	Exhibit 4.2 to Form 8-K dated January 15, 2013 (File No. 1-10042)
4.9(g)	Officers' Certificate dated October 15, 2014	Exhibit 4.1 to Form 8-K dated October 17, 2014 (File No. 1-10042)
4.9(h)	Global Security for the 4.125% Senior Notes due 2044	Exhibit 4.2 to Form 8-K dated October 17, 2014 (File No. 1-10042)
4.9(i)	Officers' Certificate dated June 8, 2017	Exhibit 4.1 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.9(j)	Global Security for the 3.000% Senior Notes due 2027	Exhibit 4.2 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.9(k)	Global Security for the 4.125% Senior Notes due 2044	Exhibit 4.3 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.9(l)	Officers' Certificate dated October 4, 2018	Exhibit 4.1 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.9(m)	Global Security for the 4.300% Senior Notes due 2048	Exhibit 4.2 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.9(n)	Global Security for the 4.300% Senior Notes due 2048	Exhibit 4.3 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.9(o)	Officers' Certificate dated March 4, 2019	Exhibit 4.1 to Form 8-K dated March 4, 2019 (File No. 1-10042)
4.9(p)	Global Security for the 4.125% Senior Notes due 2049	Exhibit 4.2 to Form 8-K dated March 4, 2019 (File No. 1-10042)
4.9(q)	Officers' Certificate dated October 2, 2019	Exhibit 4.1 to Form 8-K dated October 2, 2019 (File No. 1-10042)
4.9(r)	Global Security for the 2.625% Senior Notes due 2029	Exhibit 4.2 to Form 8-K dated October 2, 2019 (File No. 1-10042)
4.9(s)	Global Security for the 3.375% Senior Notes due 2049	Exhibit 4.3 to Form 8-K dated October 2, 2019 (File No. 1-10042)
4.9(t)	Officers' Certificate dated October 1, 2020	Exhibit 4.1 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.9(u)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.2 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.9(v)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.3 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.9(w)	Officers' Certificate dated October 1, 2021	Exhibit 4.1 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.9(x)	Global Security for the 2.850% Senior Notes due 2052	Exhibit 4.2 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.9(y)	Global Security for the 2.850% Senior Notes due 2052	Exhibit 4.3 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.9(z)	Officers' Certificate dated January 14, 2022	Exhibit 4.1 to Form 8-K dated January 14, 2022 (File No. 1-10042)
4.9(aa)	Global Security for the 2.625% Senior Notes due 2029	Exhibit 4.2 to Form 8-K dated January 14, 2022 (File No. 1-10042)
4.9(bb)	Officers' Certificate dated October 3, 2022	Exhibit 4.1 to Form 8-K dated October 3, 2022 (File No. 1-10042)
4.9(cc)	Global Security for the 5.450% Senior Notes due 2032	Exhibit 4.2 to Form 8-K dated October 3, 2022 (File No. 1-10042)
4.9(dd)	Global Security for the 5.750% Senior Notes due 2052	Exhibit 4.3 to Form 8-K dated October 3, 2022 (File No. 1-10042)

4.9(ee)	Officers' Certificate dated October 10, 2023	Exhibit 4.2 to Form 8-K dated October 10, 2023 (File No. 1-10042)
4.9(ff)	Global Security for the 5.900% Senior Notes due 2033	Exhibit 4.3 to Form 8-K dated October 10, 2023 (File No. 1-10042)
4.9(gg)	Global Security for the 6.200% Senior Notes due 2053	Exhibit 4.4 to Form 8-K dated October 10, 2023 (File No. 1-10042)
Material Contracts
10.1(a)	Revolving Credit Agreement, dated as of March 31, 2021, among Atmos Energy Corporation, Crédit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.1 to Form 8-K dated March 31, 2021 (File No. 1-10042)
10.1(b)	First Amendment to Revolving Credit Agreement, dated as of March 31, 2022, among Atmos Energy Corporation, Credit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.2 to Form 8-K dated April 1, 2022 (File No. 1-10042)
10.2(a)	Revolving Credit Agreement, dated as of March 31, 2021, among Atmos Energy Corporation, Crédit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.2 to Form 8-K dated March 31, 2021 (File No. 1-10042)
10.2(b)	First Amendment to Revolving Credit Agreement, dated as of March 31, 2022, among Atmos Energy Corporation, Credit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.1 to Form 8-K dated April 1, 2022 (File No. 1-10042)
10.3	Term Loan Agreement, dated as of March 3, 2023, among Atmos Energy Corporation, U.S. Bank National Association, as the Administrative Agent, Mizuho Bank, Ltd., as Syndication Agent, CoBank, ACB, as Documentation Agent, U.S. Bank National Association, Mizuho Bank, Ltd. and CoBank ACB, as Joint Lead Arrangers and Joint-Bookrunners and the lenders named therein	Exhibit 10.1 to Form 8-K dated March 3, 2023 (File No. 1-10042)
10.4(a)	Equity Distribution Agreement, dated as of June 29, 2021, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated June 29, 2021 (File No. 1-10042)
10.4(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated June 29, 2021 (File No. 1-10042)
10.5(a)	Equity Distribution Agreement, dated as of March 23, 2022, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated March 23, 2022 (File No. 1-10042)
10.5(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated March 23, 2022 (File No. 1-10042)
10.6(a)	Equity Distribution Agreement, dated as of March 31, 2023, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated March 31, 2023 (File No. 1-10042)
10.6(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated March 31, 2023 (File No. 1-10042)

Executive Compensation Plans and Arrangements
10.7(a)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier I	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.7(b)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier II	Exhibit 10.7(b) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.8(a)*	Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31 to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.8(b)*	Amendment No. 1 to the Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31(a) to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.9*	Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated August 3, 2021)	Exhibit 10.1 to Form 8-K dated August 3, 2021 (File No. 1-10042)
10.10(a)*	Atmos Energy Corporation Supplemental Executive Benefits Plan, Amended and Restated in its Entirety August 7, 2007	Exhibit 10.8(a) to Form 10-K for fiscal year ended September 30, 2008 (File No. 1-10042)
10.10(b)*	Form of Individual Trust Agreement for the Supplemental Executive Benefits Plan	Exhibit 10.3 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.11(a)*	Atmos Energy Corporation Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2016)	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)
10.11(b)*	Atmos Energy Corporation Performance-Based Supplemental Executive Benefits Plan Trust Agreement, Effective Date December 1, 2000	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.12*	Atmos Energy Corporation Account Balance Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2022)	Exhibit 10.1 to Form 10-Q dated December 31, 2021 (File No. 1-10042)
10.13(a)*	Mini-Med/Dental Benefit Extension Agreement dated October 1, 1994	Exhibit 10.28(f) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.13(b)*	Amendment No. 1 to Mini-Med/Dental Benefit Extension Agreement dated August 14, 2001	Exhibit 10.28(g) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.13(c)*	Amendment No. 2 to Mini-Med/Dental Benefit Extension Agreement dated December 31, 2002	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2002 (File No. 1-10042)
10.14*	Atmos Energy Corporation Equity Incentive and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of January 1, 2012	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2011 (File No. 1-10042)
10.15(a)*	Atmos Energy Corporation 1998 Long-Term Incentive Plan (as amended and restated February 3, 2021)	Exhibit 10.14(a) to Form 10-K for fiscal year ended September 30, 2022 (File No. 1-10042)
10.15(b)*	Form of Award Agreement of Time-Lapse Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.13(b) to Form 10-K for fiscal year ended September 20, 2020 (File No. 1-10042)
10.15(c)*	Form of Award Agreement of Performance-Based Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.13(c) to Form 10-K for fiscal year ended September 20, 2020 (File No. 1-10042)

10.15(d)*	Form of Non-Employee Director Award Agreement of Time-Lapse Restricted Stock Units Under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.11(d) to Form 10-K for fiscal year ended September 30, 2019 (File No. 1-10042)
10.15(e)*	Form of Non-Employee Director Award Agreement of Stock Unit Awards Under The Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.11(e) to Form 10-K for fiscal year ended September 30, 2019 (File No. 1-10042)
Other Exhibits, as indicated
21	Subsidiaries of the registrant
23.1	Consent of independent registered public accounting firm, Ernst & Young LLP
24	Power of Attorney	Signature page of Form 10-K for fiscal year ended September 30, 2023
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications**
Policy Relating to Recovery of Erroneously Awarded Compensation
97.1	Atmos Energy Corporation Executive Compensation Recoupment Policy, Effective October 2, 2023
Interactive Data File
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."
**	These certifications pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Annual Report on Form 10-K, will not be deemed to be filed with the Securities and Exchange Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

ITEM 16.	Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION
(Registrant)

By:	/s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer
Date: November 14, 2023

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ KIM R. COCKLIN	Chairman of the Board	November 14, 2023
Kim R. Cocklin

/s/ JOHN K. AKERS	President, Chief Executive Officer and Director	November 14, 2023
John K. Akers

/s/ CHRISTOPHER T. FORSYTHE	Senior Vice President and Chief Financial Officer	November 14, 2023
Christopher T. Forsythe

/s/ RICHARD M. THOMAS	Vice President and Controller (Principal Accounting Officer)	November 14, 2023
Richard M. Thomas

/s/ JOHN C. ALE	Director	November 14, 2023
John C. Ale

/s/ KELLY H. COMPTON	Director	November 14, 2023
Kelly H. Compton

/s/ SEAN DONOHUE	Director	November 14, 2023
Sean Donohue

/s/ RAFAEL G. GARZA	Director	November 14, 2023
Rafael G. Garza

/s/ RICHARD K. GORDON	Director	November 14, 2023
Richard K. Gordon

/s/ NANCY K. QUINN	Director	November 14, 2023
Nancy K. Quinn

/s/ RICHARD A. SAMPSON	Director	November 14, 2023
Richard A. Sampson

/s/ DIANA J. WALTERS	Director	November 14, 2023
Diana J. Walters

/s/ FRANK YOHO	Director	November 14, 2023
Frank Yoho