Form 10-Q
period 2023-12-31
ATMOS ENERGY CORP
filed 2024-02-06
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of February 2, 2024.

Class		Shares Outstanding
Common stock	No Par Value	150,839,709

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEK	Atmos Energy Kansas Securitization I, LLC
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
KCC	Kansas Corporation Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
Securitized Utility Tariff Bonds	Series 2023-A Senior Secured Securitized Utility Tariff Bonds
Securitized Utility Tariff Property	As defined in the financing order issued by the KCC in October 2022
SIP	System Integrity Program
SIR	System Integrity Rider
SOFR	Secured Overnight Financing Rate
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	September 30, 2023
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$23,683,937	$22,898,374
Less accumulated depreciation and amortization	3,364,456	3,291,791
Net property, plant and equipment	20,319,481	19,606,583
Current assets
Cash and cash equivalents	278,315	15,404
Restricted cash and cash equivalents	7,130	3,844
Cash and cash equivalents and restricted cash and cash equivalents	285,445	19,248
Accounts receivable, net (See Note 6)	646,401	328,654
Gas stored underground	220,944	245,830
Other current assets	526,927	292,036
Total current assets	1,679,717	885,768
Securitized intangible asset, net (See Note 9)	90,036	92,202
Goodwill	731,257	731,257
Deferred charges and other assets	863,752	1,201,158
	$23,684,243	$22,516,968
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: December 31, 2023 — 150,834,397 shares; September 30, 2023 — 148,492,783 shares	$754	$742
Additional paid-in capital	6,945,795	6,684,120
Accumulated other comprehensive income	468,592	518,528
Retained earnings	3,858,068	3,666,674
Shareholders’ equity	11,273,209	10,870,064
Long-term debt, net	7,444,195	6,554,133
Securitized long-term debt (See Note 9)	85,078	85,078
Total capitalization	18,802,482	17,509,275
Current liabilities
Accounts payable and accrued liabilities	416,694	336,083
Other current liabilities	742,304	763,086
Short-term debt	—	241,933
Current maturities of long-term debt	1,561	1,568
Current maturities of securitized long-term debt (See Note 9)	9,922	9,922
Total current liabilities	1,170,481	1,352,592
Deferred income taxes	2,379,421	2,304,974
Regulatory excess deferred taxes	231,981	253,212
Regulatory cost of removal obligation	498,135	497,017
Deferred credits and other liabilities	601,743	599,898
	$23,684,243	$22,516,968
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31
	2023	2022
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$1,105,338	$1,440,426
Pipeline and storage segment	211,169	186,629
Intersegment eliminations	(158,040)	(143,046)
Total operating revenues	1,158,467	1,484,009

Purchased gas cost
Distribution segment	496,662	881,915
Pipeline and storage segment	4	(858)
Intersegment eliminations	(157,797)	(142,808)
Total purchased gas cost	338,869	738,249

Operation and maintenance expense	166,345	185,016
Depreciation and amortization expense	164,608	146,020
Taxes, other than income	89,540	93,538
Operating income	399,105	321,186
Other non-operating income	17,886	21,191
Interest charges	51,875	36,760
Income before income taxes	365,116	305,617
Income tax expense	53,824	33,757
Net income	$311,292	$271,860
Basic net income per share	$2.08	$1.92
Diluted net income per share	$2.08	$1.91
Cash dividends per share	$0.805	$0.740
Basic weighted average shares outstanding	149,796	141,820
Diluted weighted average shares outstanding	149,796	141,937

Net income	$311,292	$271,860
Other comprehensive income (loss), net of tax
Net unrealized holding gains on available-for-sale securities, net of tax of $86 and $25	296	87
Cash flow hedges:
Amortization and unrealized gains (losses) on interest rate agreements, net of tax of $(14,519) and $6,397	(50,232)	22,131
Total other comprehensive income (loss)	(49,936)	22,218
Total comprehensive income	$261,356	$294,078
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31
	2023	2022
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$311,292	$271,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	164,608	146,020
Deferred income taxes	44,108	29,693
Other	(16,839)	(17,508)
Net assets / liabilities from risk management activities	5,589	218
Net change in other operating assets and liabilities	(263,478)	(241,383)
Net cash provided by operating activities	245,280	188,900
Cash Flows From Investing Activities
Capital expenditures	(769,650)	(795,660)
Debt and equity securities activities, net	(78)	(2,472)
Other, net	5,353	5,621
Net cash used in investing activities	(764,375)	(792,511)
Cash Flows From Financing Activities
Net decrease in short-term debt	(241,933)	(184,967)
Net proceeds from equity issuances	254,022	220,000
Issuance of common stock through stock purchase and employee retirement plans	3,746	3,779
Proceeds from issuance of long-term debt	898,275	797,258
Cash dividends paid	(119,898)	(104,552)
Debt issuance costs	(8,920)	(7,864)
Net cash provided by financing activities	785,292	723,654
Net increase in cash and cash equivalents and restricted cash and cash equivalents	266,197	120,043
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	19,248	51,554
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$285,445	$171,597
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2023
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at December 31, 2023, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Summary of Significant Accounting Policies
Basis of Presentation
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Because of seasonal and other factors, the results of operations for the three-month period ended December 31, 2023 are not indicative of our results of operations for the full 2024 fiscal year, which ends September 30, 2024.
Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
Except as described in Note 11 to the condensed consolidated financial statements, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements.
Recently issued accounting pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued guidance which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. This amendment will be effective for our Form 10-K for fiscal 2025 and our Form 10-Q for the first quarter of fiscal 2026. We are currently evaluating the impact this may have on our financial statement disclosures.
In December 2023, the FASB issued guidance which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendment is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. This amendment will be effective for our Form 10-K for fiscal 2026. We are currently evaluating the impact this amendment may have on our financial statement disclosures.

3.    Regulation
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
Significant regulatory assets and liabilities as of December 31, 2023 and September 30, 2023 included the following:

	December 31, 2023	September 30, 2023
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$18,295	$20,629
Infrastructure mechanisms (1)	167,965	229,996
Winter Storm Uri incremental costs	28,328	32,115
Deferred gas costs	129,891	148,297
Regulatory excess deferred taxes (2)	47,772	47,549
Recoverable loss on reacquired debt	3,196	3,238
Deferred pipeline record collection costs	59,830	54,008
Other	16,518	19,096
	$471,795	$554,928
Regulatory liabilities:
Regulatory excess deferred taxes (2)	$343,075	$384,513
Regulatory cost of removal obligation	584,640	582,867
Deferred gas costs	20,889	23,093
APT annual adjustment mechanism	47,768	49,894
Pension and postretirement benefit costs	211,600	215,913
Other	28,777	28,054
	$1,236,749	$1,284,334

(1)Infrastructure mechanisms in Texas, Louisiana, and Tennessee allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.
(2)Regulatory excess deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of Tax Cuts and Jobs Act of 2017 (the "TCJA") and a Kansas legislative change enacted in fiscal 2020. See Note 12 to the condensed consolidated financial statements for further information.
Securitization
Kansas
See Note 9 to the condensed consolidated financial statements for securitization and other information related to Atmos Energy Kansas Securitization I, LLC (AEK).
Texas
In March 2023, the Texas Natural Gas Securitization Finance Corporation (the Finance Corporation), with the authority of the Texas Public Finance Authority (TPFA), issued $3.5 billion in customer rate relief bonds with varying scheduled final maturities from 12 to 18 years. The bonds are obligations of the Finance Corporation, payable from the customer rate relief charges and other bond collateral, and are not an obligation of Atmos Energy. We began collecting the customer rate relief charges on October 1, 2023, and any such property collected is solely owned by the Finance Corporation and not available to pay creditors of Atmos Energy.
Additionally, we deferred $32.4 million in carrying costs incurred after September 1, 2022. Effective October 1, 2023, we began recovering a portion of these carrying costs. We have recorded $17.4 million and $21.2 million as a current asset in other current assets as of December 31, 2023 and September 30, 2023. We anticipate recovering the remaining $10.9 million in future regulatory filings and have recorded this amount as a long-term asset in deferred charges and other assets as of December 31, 2023.

4.    Segment Information

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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
Income statements and capital expenditures for the three months ended December 31, 2023 and 2022 by segment are presented in the following tables:

	Three Months Ended December 31, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,104,619	$53,848	$—	$1,158,467
Intersegment revenues	719	157,321	(158,040)	—
Total operating revenues	1,105,338	211,169	(158,040)	1,158,467
Purchased gas cost	496,662	4	(157,797)	338,869
Operation and maintenance expense	127,615	38,973	(243)	166,345
Depreciation and amortization expense	119,685	44,923	—	164,608
Taxes, other than income	80,895	8,645	—	89,540
Operating income	280,481	118,624	—	399,105
Other non-operating income	5,839	12,047	—	17,886
Interest charges	34,581	17,294	—	51,875
Income before income taxes	251,739	113,377	—	365,116
Income tax expense	30,302	23,522	—	53,824
Net income	$221,437	$89,855	$—	$311,292
Capital expenditures	$539,158	$230,492	$—	$769,650

	Three Months Ended December 31, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,439,693	$44,316	$—	$1,484,009
Intersegment revenues	733	142,313	(143,046)	—
Total operating revenues	1,440,426	186,629	(143,046)	1,484,009
Purchased gas cost	881,915	(858)	(142,808)	738,249
Operation and maintenance expense	136,469	48,785	(238)	185,016
Depreciation and amortization expense	105,664	40,356	—	146,020
Taxes, other than income	84,622	8,916	—	93,538
Operating income	231,756	89,430	—	321,186
Other non-operating income	6,774	14,417	—	21,191
Interest charges	22,839	13,921	—	36,760
Income before income taxes	215,691	89,926	—	305,617
Income tax expense	21,223	12,534	—	33,757
Net income	$194,468	$77,392	$—	$271,860
Capital expenditures	$443,544	$352,116	$—	$795,660

Balance sheet information at December 31, 2023 and September 30, 2023 by segment is presented in the following tables:

	December 31, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$14,907,406	$5,412,075	$—	$20,319,481
Total assets	$22,874,926	$5,721,542	$(4,912,225)	$23,684,243

	September 30, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$14,402,578	$5,204,005	$—	$19,606,583
Total assets	$21,716,467	$5,504,972	$(4,704,471)	$22,516,968

5.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic weighted average shares outstanding is calculated based upon the weighted average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 8 to the condensed consolidated financial statements, when the impact is dilutive.

Basic and diluted earnings per share for the three months ended December 31, 2023 and 2022 are calculated as follows:

	Three Months Ended December 31
	2023	2022
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$311,292	$271,860
Less: Income allocated to participating securities	186	167
Income available to common shareholders	$311,106	$271,693
Basic weighted average shares outstanding	149,796	141,820
Net income per share — Basic	$2.08	$1.92
Diluted Earnings Per Share
Income available to common shareholders	$311,106	$271,693
Effect of dilutive shares	—	—
Income available to common shareholders	$311,106	$271,693
Basic weighted average shares outstanding	149,796	141,820
Dilutive shares	—	117
Diluted weighted average shares outstanding	149,796	141,937
Net income per share — Diluted	$2.08	$1.91

6.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31, 2023		Three Months Ended December 31, 2022
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$727,682	$—	$953,051	$—
Commercial	277,253	—	388,667	—
Industrial	28,231	—	59,215	—
Public authority and other	14,584	—	22,826	—
Total gas sales revenues	1,047,750	—	1,423,759	—
Transportation revenues	33,767	215,305	32,162	195,252
Miscellaneous revenues	2,643	3,042	2,282	2,722
Revenues from contracts with customers	1,084,160	218,347	1,458,203	197,974
Alternative revenue program revenues	17,401	(7,178)	(18,322)	(11,345)
Other revenues	3,777	—	545	—
Total operating revenues	$1,105,338	$211,169	$1,440,426	$186,629

We have alternative revenue programs in each of our segments. In our distribution segment, we have weather-normalization adjustment mechanisms that serve to mitigate the effects of weather on our revenue. In our pipeline and storage segment, APT has a regulatory mechanism that requires that we share with its tariffed customers 75% of the difference between the total non-tariffed revenues earned during a test period and a revenue benchmark established by the RRC. With the completion of APT's most recent rate case in December 2023, the revenue benchmark was increased from $69.4 million to $106.9 million. Other revenues includes AEK revenues (see Note 9 to the condensed consolidated financial statements) and other miscellaneous revenues.

Accounts receivable and allowance for uncollectible accounts
Accounts receivable arise from natural gas sales to residential, commercial, industrial, public authority and other customers. Our accounts receivable balance includes unbilled amounts which represent a customer’s consumption of gas from the date of the last cycle billing through the last day of the month. Our policy related to the accounting for our accounts receivable and allowance for uncollectible accounts is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. During the three months ended December 31, 2023, there were no material changes to this policy. Rollforwards of our allowance for uncollectible accounts for the three months ended December 31, 2023 and 2022 are presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 88 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.
In December 2023, the Mississippi Public Service Commission approved the recovery of uncollectible accounts through our purchased gas cost mechanism over a two-year period rather than through our annual filing mechanism over a one-year period. As a result of this decision, we recorded a $13.9 million reduction to bad debt expense during the first quarter of fiscal 2024. Of this amount, $9.7 million represents future recovery of customer receivables previously written off since April 2022 but not yet recovered through our rates. This amount increased our deferred gas cost regulatory asset. The remaining $4.2 million reduction represents a reversal of our allowance for uncollectible accounts for customer balances that have not yet been written off.

Three Months Ended December 31, 2023
(In thousands)
Beginning balance, September 30, 2023	$40,840
Current period provisions	6,750
Write-offs charged against allowance	(8,757)
Recoveries of amounts previously written off	765
Mississippi recovery of uncollectible accounts	(4,192)
Ending balance, December 31, 2023	$35,406

Three Months Ended December 31, 2022
(In thousands)
Beginning balance, September 30, 2022	$49,993
Current period provisions	7,233
Write-offs charged against allowance	(10,421)
Recoveries of amounts previously written off	808
Ending balance, December 31, 2022	$47,613

7.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Other than as described below, there were no material changes in the terms of our debt instruments during the three months ended December 31, 2023.
Long-term debt at December 31, 2023 and September 30, 2023 consisted of the following:

	December 31, 2023	September 30, 2023
	(In thousands)
Unsecured 3.00% Senior Notes, due June 2027	$500,000	$500,000
Unsecured 2.625% Senior Notes, due September 2029	500,000	500,000
Unsecured 1.50% Senior Notes, due January 2031	600,000	600,000
Unsecured 5.45% Senior Notes, due October 2032	300,000	300,000
Unsecured 5.90% Senior Notes, due October 2033	400,000	—
Unsecured 5.95% Senior Notes, due October 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due June 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due January 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due October 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due October 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due March 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due September 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due February 2052	600,000	600,000
Unsecured 5.75% Senior Notes, due October 2052	500,000	500,000
Unsecured 6.20% Senior Notes, due October 2053	500,000	—
Medium-term note Series A, 1995-1, 6.67%, due December 2025	10,000	10,000
Unsecured 6.75% Debentures, due July 2028	150,000	150,000
Finance lease obligations	50,052	50,393
Total long-term debt	7,510,052	6,610,393
Less:
Original issue discount on unsecured senior notes and debentures	7,723	6,104
Debt issuance cost	56,573	48,588
Current maturities of long-term debt	1,561	1,568
Total long-term debt, net	$7,444,195	$6,554,133
On October 10, 2023, we completed a public offering of $500 million of 6.20% senior notes due October 2053, with an effective interest rate of 5.56%, after giving effect to the offering costs and settlement of our interest rate swaps, and $400 million of 5.90% senior notes due October 2033, with an effective interest rate of 4.35%, after giving effect to the offering costs and settlement of our interest rate swaps. The net proceeds from the offering, after the underwriting discount and offering expenses, of $889.4 million were used for general corporate purposes.
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
Our commercial paper program is supported by a five-year unsecured $1.5 billion credit facility that expires on March 31, 2027. This facility bears interest at a base rate or at a SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At December 31, 2023, there were no amounts outstanding under our commercial paper program. At September 30, 2023, there was $241.9 million outstanding under our commercial paper program.

We also have a $900 million three-year unsecured revolving credit facility, which expires March 31, 2025 and is used to provide additional working capital funding. This facility bears interest at a base rate or at a SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $100 million accordion feature, which provides the opportunity to increase the total committed loan to $1.0 billion. At December 31, 2023 and September 30, 2023, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which will expire March 31, 2024 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of December 31, 2023 and September 30, 2023.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which will expire March 31, 2024 and is used to issue letters of credit and to provide working capital funding. At December 31, 2023, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At December 31, 2023, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 41 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of December 31, 2023. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

8.    Shareholders' Equity
The following tables present a reconciliation of changes in stockholders' equity for the three months ended December 31, 2023 and 2022.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2023	148,492,783	$742	$6,684,120	$518,528	$3,666,674	$10,870,064
Net income	—	—	—	—	311,292	311,292
Other comprehensive loss	—	—	—	(49,936)	—	(49,936)
Cash dividends ($0.805 per share)	—	—	—	—	(119,898)	(119,898)
Common stock issued:
Public and other stock offerings	2,177,864	11	257,757	—	—	257,768
Stock-based compensation plans	163,750	1	3,918	—	—	3,919
Balance, December 31, 2023	150,834,397	$754	$6,945,795	$468,592	$3,858,068	$11,273,209

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2022	140,896,598	$704	$5,838,118	$369,112	$3,211,157	$9,419,091
Net income	—	—	—	—	271,860	271,860
Other comprehensive income	—	—	—	22,218	—	22,218
Cash dividends ($0.74 per share)	—	—	—	—	(104,552)	(104,552)
Common stock issued:
Public and other stock offerings	2,147,210	11	223,768	—	—	223,779
Stock-based compensation plans	111,953	1	3,877	—	—	3,878
Balance, December 31, 2022	143,155,761	$716	$6,065,763	$391,330	$3,378,465	$9,836,274
Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
We have a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities, which expires March 31, 2026. At December 31, 2023, $3.1 billion of securities were available for issuance under this shelf registration statement.
We have an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion through March 31, 2026 (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program).
During the three months ended December 31, 2023, we executed forward sales under our ATM equity sales program with various forward sellers who borrowed and sold 2,284,076 shares of our common stock at an aggregate price of $261.4 million. During the three months ended December 31, 2023, we also settled forward sale agreements with respect to 2,144,558 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $254.0 million. As of December 31, 2023, $499.1 million of equity was available for issuance under our existing ATM program. Additionally, we had $473.5 million in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In thousands)	Forward Price
September 30, 2024	861,655	$101,376	$117.65
December 31, 2024	2,176,974	250,866	$115.24
June 30, 2025	1,061,914	121,230	$114.16
Total	4,100,543	$473,472	$115.47
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2023	$(369)	$518,897	$518,528
Other comprehensive income (loss) before reclassifications	296	(47,741)	(47,445)
Amounts reclassified from accumulated other comprehensive income	—	(2,491)	(2,491)
Net current-period other comprehensive income (loss)	296	(50,232)	(49,936)
December 31, 2023	$(73)	$468,665	$468,592

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2022	$(495)	$369,607	$369,112
Other comprehensive income before reclassifications	87	22,661	22,748
Amounts reclassified from accumulated other comprehensive income	—	(530)	(530)
Net current-period other comprehensive income	87	22,131	22,218
December 31, 2022	$(408)	$391,738	$391,330

9.    Variable Interest Entity
Atmos Energy Kansas Securitization I, LLC (AEK), a special-purpose entity wholly owned by Atmos Energy, was formed for the purpose of issuing securitized bonds to recover extraordinary costs incurred during Winter Storm Uri. In June 2023, AEK completed a public offering of $95 million of Securitized Utility Tariff Bonds. AEK's assets cannot be used to settle Atmos Energy's obligations, and the holders of the Securitized Utility Tariff Bonds have no recourse against Atmos Energy.
AEK is considered to be a variable interest entity. As a result, AEK is included in the condensed consolidated financial statements of Atmos Energy.
The following table summarizes the impact of AEK on our condensed consolidated balance sheets, for the periods indicated:

	December 31, 2023	September 30, 2023
	(In thousands)
Restricted cash and cash equivalents	$7,130	$3,844
Other current assets	$23	$11
Securitized intangible asset, net	$90,036	$92,202
Accrued interest	$2,598	$1,374
Current maturities of securitized long-term debt	$9,922	$9,922
Securitized long-term debt	$85,078	$85,078
The following table summarizes the impact of AEK on our condensed consolidated statement of comprehensive income, for the period indicated:

Three Months Ended December 31, 2023
(In thousands)
Operating revenues	$3,333
Amortization expense	(2,166)
Interest expense, net	(1,167)
Income before income taxes	$—

The securitized long-term debt is recorded at carrying value. The fair value of the securitized long-term debt is determined using third party market value quotations, which are considered Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value and fair value of the securitized long-term debt as of December 31, 2023 is $95.0 million and $96.2 million.

10.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three months ended December 31, 2023 and 2022 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.
In the first quarter of fiscal 2024, due to the retirement of an executive, we recognized a settlement charge of $0.8 million associated with our Supplemental Executive Retirement Plan and revalued the net periodic pension cost for the remainder of fiscal 2024. The revaluation of the net periodic pension cost for our Supplemental Executive Retirement Plan resulted in a decrease in the discount rate, effective November 30, 2023, to 5.82% from 6.17%, which will decrease our net periodic pension cost by approximately $0.4 million for the remainder of the fiscal year.

	Three Months Ended December 31
	Pension Benefits		Other Benefits
	2023	2022	2023	2022
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,389	$2,908	$1,507	$1,546
Interest cost (1)	7,497	7,325	3,509	3,478
Expected return on assets (1)	(7,202)	(7,278)	(3,128)	(2,804)
Amortization of prior service cost (credit) (1)	—	(30)	(3,260)	(3,285)
Amortization of actuarial (gain) loss (1)	118	164	(2,718)	(1,863)
Settlements (1)	776	—	—	—
Net periodic pension cost	$3,578	$3,089	$(4,090)	$(2,928)

(1)    The components of net periodic cost other than the service cost component are included in the line item other non-operating expense in the condensed consolidated statements of comprehensive income or are capitalized on the condensed consolidated balance sheets as a regulatory asset or liability, as described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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
The National Transportation Safety Board (NTSB) is investigating an incident that occurred at a Jackson, Mississippi residence on January 24, 2024 that resulted in one fatality. Atmos Energy is working closely with the NTSB and other state and federal regulators to help determine causal factors.
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices under contracts indexed to natural gas hubs or fixed price contracts. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. At December 31, 2023, we were committed to purchase 71.8 Bcf within one year and 51.3 Bcf within two to three years under indexed contracts. At December 31, 2023, we were committed to purchase 12.5 Bcf within one year under fixed price contracts with a weighted average price of $2.89 per Mcf.
Rate Regulatory Proceedings
As of December 31, 2023, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the three months ended December 31, 2023.

12.    Income Taxes
Income Tax Expense
Our interim effective tax rates reflect the estimated annual effective tax rates for the fiscal years ended September 30, 2024 and 2023, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended December 31, 2023 and 2022 were 14.7% and 11.0%. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the amortization of excess deferred federal income tax liabilities, tax credits, state income taxes and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the TCJA) and a Kansas legislative change enacted in fiscal 2020. Currently, the regulatory excess net deferred tax liability of $295.3 million is being returned over various periods. Of this amount, $241.9 million is being returned to customers over 12 - 60 months. An additional $52.4 million is being returned to customers on a provisional basis over 15 - 69 years until our regulators establish the final refund periods. The refund of the remaining $1.0 million will be addressed in future rate proceedings.
As of December 31, 2023 and September 30, 2023, $111.1 million and $131.3 million is recorded in other current liabilities.

13.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. During the three months ended December 31, 2023, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.
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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2023-2024 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we anticipate hedging approximately 30.2 Bcf, of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.
Interest Rate Risk Management Activities
We manage interest rate risk by periodically entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
The following table summarizes our existing forward starting interest rate swaps as of December 31, 2023. These swaps were designated as cash flow hedges at the time the agreements were executed.

Planned Debt Issuance Date	Amount Hedged
(In thousands)
Fiscal 2025	$600,000
Fiscal 2026	300,000
$900,000

Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and statements of comprehensive income.
As of December 31, 2023, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of December 31, 2023, we had 20,045 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of December 31, 2023 and September 30, 2023. The gross amounts of recognized assets and liabilities are netted within our condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, as of December 31, 2023 and September 30, 2023, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

		December 31, 2023
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Other current assets / Other current liabilities	$232,975	$—
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	84,586	—
Total		317,561	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	2,545	(19,819)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	761	(1,777)
Total		3,306	(21,596)
Gross / Net Financial Instruments		$320,867	$(21,596)

		September 30, 2023
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$379,101	$—
Total		379,101	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	4,071	(14,584)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	2,492	(824)
Total		6,563	(15,408)
Gross / Net Financial Instruments		$385,664	$(15,408)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net (gain) loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended December 31, 2023 and 2022 was $(3.2) million and $(0.7) million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31
	2023	2022
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$(47,741)	$22,661
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	(2,491)	(530)
Total other comprehensive income (loss) from hedging, net of tax	$(50,232)	$22,131
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of December 31, 2023, we had $222.3 million of net realized gains in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net gains recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2053. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$9,965
Thereafter	212,342
Total	$222,307

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

14.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and short-term debt at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. During the three months ended December 31, 2023, there were no changes in these methods.
Fair value measurements also apply to the valuation of our pension and postretirement plan assets. Current accounting guidance requires employers to annually disclose information about fair value measurements of the assets of a defined benefit pension or other postretirement plan. The fair value of these assets is presented in Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and September 30, 2023. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	December 31, 2023
	(In thousands)
Assets:
Financial instruments	$—	$320,867	$—	$—	$320,867
Debt and equity securities
Registered investment companies	28,466	—	—	—	28,466
Bond mutual funds	38,584	—	—	—	38,584
Bonds (2)	—	36,343	—	—	36,343
Money market funds	—	3,861	—	—	3,861
Total debt and equity securities	67,050	40,204	—	—	107,254
Total assets	$67,050	$361,071	$—	$—	$428,121
Liabilities:
Financial instruments	$—	$21,596	$—	$—	$21,596

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2023
	(In thousands)
Assets:
Financial instruments	$—	$385,664	$—	$—	$385,664
Debt and equity securities
Registered investment companies	26,685	—	—	—	26,685
Bond mutual funds	37,573	—	—	—	37,573
Bonds (2)	—	35,507	—	—	35,507
Money market funds	—	4,837	—	—	4,837
Total debt and equity securities	64,258	40,344	—	—	104,602
Total assets	$64,258	$426,008	$—	$—	$490,266
Liabilities:
Financial instruments	$—	$15,408	$—	$—	$15,408

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns and any intent to sell the security. As of December 31, 2023, no allowance for credit losses was recorded for our available-for-sale debt securities. At December 31, 2023 and September 30, 2023, the amortized cost of our available-for-sale debt securities was $36.4 million and $36.0 million. At December 31, 2023, we maintained investments in bonds that have contractual maturity dates ranging from January 2024 through November 2026.
Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of December 31, 2023 and September 30, 2023:

	December 31, 2023	September 30, 2023
	(In thousands)
Carrying Amount	$7,460,000	$6,560,000
Fair Value	$6,963,106	$5,402,591

15.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. During the three months ended December 31, 2023, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of December 31, 2023, the related condensed consolidated statements of comprehensive income and cash flows for the for the three month periods ended December 31, 2023 and 2022, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2023, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated November 14, 2023, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
February 6, 2024

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2023.
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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at December 31, 2023 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and include the following:
•Regulation
•Pension and other postretirement plans
•Impairment assessments
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the three months ended December 31, 2023.
RESULTS OF OPERATIONS

Executive Summary
Atmos Energy strives to operate our businesses safely and reliably while delivering superior financial results. Our commitment to modernizing our natural gas distribution and transmission systems requires a significant level of capital spending. We have the ability to begin recovering a significant portion of these investments timely through rate designs and mechanisms that reduce or eliminate regulatory lag and separate the recovery of our approved rate from customer usage patterns. The execution of our capital spending program, the ability to recover these investments timely and our ability to access the capital markets to satisfy our financing needs are the primary drivers that affect our financial performance.
During the three months ended December 31, 2023, we recorded net income of $311.3 million, or $2.08 per diluted share, compared to net income of $271.9 million, or $1.91 per diluted share for the three months ended December 31, 2022.
The 14 percent year-over-year increase in net income largely reflects positive rate outcomes driven by safety and reliability spending and lower bad debt expense. Additionally, our fiscal 2024 year to date results were favorably impacted by $5.6 million as a result of legislation that became effective during the first quarter of fiscal 2024 to reduce property tax expenses in Texas. These increases were partially offset by increased depreciation expense and higher interest expense.
During the three months ended December 31, 2023, we implemented, or received approval to implement, ratemaking regulatory actions which resulted in an increase in annual operating income of $161.9 million. Additionally, as of December 31, 2023, we had ratemaking efforts in progress seeking a total increase in annual operating income of $3.9 million.
Capital expenditures for the three months ended December 31, 2023 were $769.7 million. Approximately 82 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the three months ended December 31, 2023, we completed approximately $1.1 billion of long-term debt and equity financing. As of December 31, 2023, our equity capitalization was 60.2 percent. As of December 31, 2023, we had approximately $3.2 billion in total liquidity, consisting of $278.3 million in cash and cash equivalents, $473.5 million in funds available through equity forward sales agreements and $2,494.4 million in undrawn capacity under our credit facilities.
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
The cost of gas typically does not have a direct impact on our operating income because these costs are recovered through our purchased gas cost adjustment mechanisms. However, higher gas costs may adversely impact our accounts receivable collections, resulting in higher bad debt expense. This risk is currently mitigated by rate design that allows us to collect from our customers the gas cost portion of our bad debt expense on approximately 88 percent of our residential and commercial revenues. Additionally, higher gas costs may require us to increase borrowings under our credit facilities, resulting in higher interest expense. Finally, higher gas costs, as well as competitive factors in the industry and general economic conditions may cause customers to conserve or, in the case of industrial consumers, to use alternative energy sources.
Three Months Ended December 31, 2023 compared with Three Months Ended December 31, 2022
Financial and operational highlights for our distribution segment for the three months ended December 31, 2023 and 2022 are presented below.

	Three Months Ended December 31
	2023	2022	Change
	(In thousands, unless otherwise noted)
Operating revenues	$1,105,338	$1,440,426	$(335,088)
Purchased gas cost	496,662	881,915	(385,253)
Operating expenses	328,195	326,755	1,440
Operating income	280,481	231,756	48,725
Other non-operating income	5,839	6,774	(935)
Interest charges	34,581	22,839	11,742
Income before income taxes	251,739	215,691	36,048
Income tax expense	30,302	21,223	9,079
Net income	$221,437	$194,468	$26,969
Consolidated distribution sales volumes — MMcf	82,716	100,078	(17,362)
Consolidated distribution transportation volumes — MMcf	40,500	40,600	(100)
Total consolidated distribution throughput — MMcf	123,216	140,678	(17,462)
Consolidated distribution average cost of gas per Mcf sold	$6.00	$8.81	$(2.81)
Operating income for our distribution segment increased 21.0 percent. Key drivers for the change in operating income include:
•a $64.6 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $5.3 million increase related to residential customer growth, primarily in our Mid-Tex Division.

•a $13.2 million decrease in bad debt expense, as discussed in Note 6 to the condensed consolidated financial statements.
Partially offset by:
•an $8.5 million decrease in consumption, net of WNA.
•a $14.0 million increase in depreciation expense associated with increased capital investments.
•a $0.9 million increase in property taxes, which is inclusive of a $4.6 million decrease related to the Texas property tax legislation discussed above.
Interest charges increased $11.7 million primarily due to the issuance of long-term debt during the first quarter of fiscal 2024.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended December 31, 2023 and 2022. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended December 31
	2023	2022	Change
	(In thousands)
Mid-Tex	$143,114	$113,928	$29,186
Kentucky/Mid-States	27,059	28,185	(1,126)
Louisiana	26,439	25,348	1,091
West Texas	26,020	21,206	4,814
Mississippi	43,944	27,049	16,895
Colorado-Kansas	16,105	14,967	1,138
Other	(2,200)	1,073	(3,273)
Total	$280,481	$231,756	$48,725

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first three months of fiscal 2024, we implemented, or received approval to implement, regulatory proceedings, resulting in a $134.9 million increase in annual operating income as summarized below. Our ratemaking outcomes include the refund (return) of excess deferred income taxes (EDIT) resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit. Excluding these amounts, our total rate outcomes for ratemaking activities for the three months ended December 31, 2023 were $134.5 million.

Rate Action	Annual Increase in Operating Income	EDIT Impact	Annual Increase in Operating Income Excluding EDIT
	(In thousands)
Annual formula rate mechanisms	$134,918	$(399)	$134,519
Rate case filings	—	—	—
Other rate activity	—	—	—
	$134,918	$(399)	$134,519

The following ratemaking efforts seeking $3.9 million in increased annual operating income were in progress as of December 31, 2023:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Infrastructure Mechanism	Colorado (1)	$2,145
Colorado-Kansas	Ad Valorem	Kansas (2)	(971)
Kentucky/Mid-States	Rate Case	Virginia (3)	2,752
			$3,926
(1)    The Colorado Public Utilities Commission approved the SSIR implementation at their December 20, 2023 meeting with rates effective January 1, 2024.
(2)    The Kansas Corporation Commission approved the Ad Valorem filing on January 11, 2024, with rates effective February 1, 2024.
(3)    On August 21, 2023, we received approval from the Virginia State Corporation Commission to implement interim rates, subject to refund, effective December 1, 2023.

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

The following annual formula rate mechanisms were approved during the three months ended December 31, 2023:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	EDIT Impact	Increase in Annual Operating Income Excluding EDIT	Effective Date
			(In thousands)
2024 Filings:
Mississippi	Mississippi - SIR	10/31/2024	$10,969	$—	$10,969	12/01/2023
Mississippi	Mississippi - SRF	10/31/2024	11,539	(472)	11,067	12/01/2023
Colorado-Kansas	Kansas GSRS	09/30/2023	1,752	—	1,752	11/02/2023
Kentucky/Mid-States	Kentucky PRP	09/30/2024	2,906	—	2,906	10/01/2023
Mid-Tex	Mid-Tex Cities RRM	12/31/2022	98,585	185	98,770	10/01/2023
West Texas	West Texas Cities RRM	12/31/2022	8,594	(112)	8,482	10/01/2023
Kentucky/Mid-States	Virginia - SAVE	09/30/2024	573	—	573	10/01/2023
Total 2024 Filings			$134,918	$(399)	$134,519
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. There was no rate case activity completed in our distribution segment during the three months ended December 31, 2023.

Other Ratemaking Activity
The Company had no other ratemaking activity during the three months ended December 31, 2023.

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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. GRIP requires a utility to file a statement of intent at least once every five years to review its costs and expenses, including capital costs filed for recovery under GRIP. On May 19, 2023, APT filed a statement of intent seeking $107.4 million in additional annual operating income. On December 13, 2023, the RRC approved the settlement agreement between APT and the intervening parties for an increase in annual operating income of $27.0 million, exclusive of the impact of the cessation of $36.9 million in excess deferred income tax refunds, which are substantially offset by a corresponding increase in income taxes. New rates were implemented effective December 13, 2023.
The demand fee our Louisiana natural gas transmission pipeline charges to our Louisiana distribution division increases five percent annually and has been approved by the Louisiana Public Service Commission until September 30, 2027.
Three Months Ended December 31, 2023 compared with Three Months Ended December 31, 2022
Financial and operational highlights for our pipeline and storage segment for the three months ended December 31, 2023 and 2022 are presented below.

	Three Months Ended December 31
	2023	2022	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$164,890	$146,231	$18,659
Third-party transportation revenue	43,273	38,079	5,194
Other revenue	3,006	2,319	687
Total operating revenues	211,169	186,629	24,540
Total purchased gas cost	4	(858)	862
Operating expenses	92,541	98,057	(5,516)
Operating income	118,624	89,430	29,194
Other non-operating income	12,047	14,417	(2,370)
Interest charges	17,294	13,921	3,373
Income before income taxes	113,377	89,926	23,451
Income tax expense	23,522	12,534	10,988
Net income	$89,855	$77,392	$12,463
Gross pipeline transportation volumes — MMcf	209,272	206,244	3,028
Consolidated pipeline transportation volumes — MMcf	153,534	142,076	11,458
Operating income for our pipeline and storage segment increased 32.6 percent. Key drivers for the change in operating income include:
•a $19.5 million increase primarily due to rate adjustments from the GRIP filing approved in May 2023. The increase in rates was driven by increased safety and reliability spending.
•a $9.8 million decrease in operation and maintenance expense primarily attributable to timing of inspection spending in the first quarter of fiscal 2023.
•a $0.5 million decrease in property taxes, which is inclusive of a $1.0 million decrease related to the Texas property tax legislation discussed above.
Partially offset by:
•a $4.6 million increase in depreciation expense associated with increased capital investments.

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
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities, which expires March 31, 2026. As of December 31, 2023, $3.1 billion of securities were available for issuance under this shelf registration statement.
We also have an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion through March 31, 2026 (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires March 31, 2026. As of December 31, 2023, $499.1 million of equity was available for issuance under our existing ATM equity sales program. Additionally, as of December 31, 2023, we had $473.5 million in available proceeds from outstanding forward sale agreements. Additional details are summarized in Note 8 to the condensed consolidated financial statements.
The following table summarizes our existing forward starting interest rate swaps as of December 31, 2023.

Planned Debt Issuance Date	Amount Hedged	Effective Interest Rate
	(In thousands)
Fiscal 2025	$600,000	1.75%
Fiscal 2026	300,000	2.16%
	$900,000
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2024. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of December 31, 2023, September 30, 2023 and December 31, 2022:

	December 31, 2023		September 30, 2023		December 31, 2022
	(In thousands, except percentages)
Short-term debt	$—	—%	$241,933	1.4%	$—	—%
Long-term debt (1)	7,445,756	39.8%	6,555,701	37.1%	8,753,279	47.1%
Shareholders’ equity (2)	11,273,209	60.2%	10,870,064	61.5%	9,836,274	52.9%
Total	$18,718,965	100.0%	$17,667,698	100.0%	$18,589,553	100.0%
(1)     Inclusive of our finance leases, but exclusive of AEK's securitized long-term debt.
(2)     Excluding the $2.2 billion of incremental financing issued to pay for the purchased gas costs incurred during Winter Storm Uri, our equity capitalization ratio was 60.0% at December 31, 2022.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the three months ended December 31, 2023 and 2022 are presented below.

	Three Months Ended December 31
	2023	2022	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$245,280	$188,900	$56,380
Investing activities	(764,375)	(792,511)	28,136
Financing activities	785,292	723,654	61,638
Change in cash and cash equivalents and restricted cash and cash equivalents	266,197	120,043	146,154
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	19,248	51,554	(32,306)
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$285,445	$171,597	$113,848
Cash flows from operating activities
For the three months ended December 31, 2023, we generated cash flow from operating activities of $245.3 million compared with $188.9 million for the three months ended December 31, 2022. Operating cash flow increased $56.4 million primarily due to the positive effects of successful rate case outcomes achieved in fiscal 2023.
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
For the three months ended December 31, 2023, cash used for investing activities was $764.4 million compared to $792.5 million for the three months ended December 31, 2022. Capital spending in our distribution segment increased $95.6 million, primarily as a result of increased system modernization and customer growth spending. Capital spending in our pipeline and storage segment decreased $121.6 million primarily due to timing of spending for pipeline system safety and reliability in Texas.
Cash flows from financing activities
For the three months ended December 31, 2023, our financing activities provided $785.3 million of cash compared with $723.7 million of cash provided by financing activities in the prior-year period.
In the three months ended December 31, 2023, we received approximately $1.1 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $500 million of 6.20% senior notes due October 2053 and $400 million of 5.90% senior notes due October 2033, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $889.4 million. Additionally, during the three months ended December 31, 2023, we settled 2,144,558 shares that had been sold on a forward basis for net proceeds of $254.0 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding.
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

The following table summarizes our share issuances for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31
	2023	2022
Shares issued:
Direct Stock Purchase Plan	16,192	16,142
1998 Long-Term Incentive Plan	163,750	111,953
Retirement Savings Plan and Trust	17,114	16,580
Equity Issuance	2,144,558	2,114,488
Total shares issued	2,341,614	2,259,163
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of December 31, 2023, our outlook and current debt ratings, which are all considered investment grade are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of December 31, 2023. Our debt covenants are described in greater detail in Note 7 to the condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 11 to the condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the three months ended December 31, 2023.
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
The following table shows the components of the change in fair value of our financial instruments for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31
	2023	2022
	(In thousands)
Fair value of contracts at beginning of period	$370,256	$377,862
Contracts realized/settled	(19,329)	6,322
Fair value of new contracts	232	(1,693)
Other changes in value	(51,888)	(6,675)
Fair value of contracts at end of period	299,271	375,816
Netting of cash collateral	—	—
Cash collateral and fair value of contracts at period end	$299,271	$375,816
The fair value of our financial instruments at December 31, 2023 is presented below by time period and fair value source:

	Fair Value of Contracts at December 31, 2023
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$215,701	$83,570	$—	$—	$299,271
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$215,701	$83,570	$—	$—	$299,271

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three months ended December 31, 2023 and 2022.
Distribution Sales and Statistical Data

	Three Months Ended December 31
	2023	2022
METERS IN SERVICE, end of period
Residential	3,209,467	3,167,556
Commercial	283,670	282,644
Industrial	1,472	1,644
Public authority and other	8,052	8,162
Total meters	3,502,661	3,460,006

INVENTORY STORAGE BALANCE — Bcf	67.7	63.7
SALES VOLUMES — MMcf (1)
Gas sales volumes
Residential	47,312	58,540
Commercial	26,916	30,508
Industrial	6,693	8,908
Public authority and other	1,795	2,122
Total gas sales volumes	82,716	100,078
Transportation volumes	42,292	42,444
Total throughput	125,008	142,522
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended December 31
	2023	2022
CUSTOMERS, end of period
Industrial	95	95
Other	192	209
Total	287	304

INVENTORY STORAGE BALANCE — Bcf	1.1	1.1
PIPELINE TRANSPORTATION VOLUMES — MMcf (1)	209,272	206,244
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
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. During the three months ended December 31, 2023, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of the fiscal year ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the three months ended December 31, 2023, except as noted in Note 11 to the condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2023.

Item 5.	Other Information
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, except as follows:
On December 7, 2023, Kim R. Cocklin, Chairman of the Board of Directors of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of 15,000 shares of the Company's common stock, subject to certain conditions. Mr. Cocklin's trading arrangement will terminate on the earlier of (i) December 16, 2024, (ii) the execution of all trades or expiration of all orders relating to such trades under the Rule 10b5-1 trading arrangement, or (iii) such date as the Rule 10b5-1 trading arrangement is otherwise terminated according to its terms.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of August 4, 2023)	Exhibit 3.1 to Form 8-K dated August 1, 2023 (File No. 1-10042)
4.1(a)	Officers' Certificate dated October 10, 2023	Exhibit 4.2 to Form 8-K dated October 10, 2023 (File No. 1-10042)
4.1(b)	Global Security for the 5.900% Senior Notes due 2033	Exhibit 4.3 to Form 8-K dated October 10, 2023 (File No. 1-10042)
4.1(c)	Global Security for the 6.200% Senior Notes due 2053	Exhibit 4.4 to Form 8-K dated October 10, 2023 (File No. 1-10042)
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: February 6, 2024