Form 10-Q
period 2024-03-31
ATMOS ENERGY CORP
filed 2024-05-08
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2024.

Class		Shares Outstanding
Common stock	No Par Value	150,877,056

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEK	Atmos Energy Kansas Securitization I, LLC
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
KCC	Kansas Corporation Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
Securitized Utility Tariff Bonds	Series 2023-A Senior Secured Securitized Utility Tariff Bonds
Securitized Utility Tariff Property	As defined in the financing order issued by the KCC in October 2022
SIP	System Integrity Program
SIR	System Integrity Rider
SOFR	Secured Overnight Financing Rate
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	September 30, 2023
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$24,283,917	$22,898,374
Less accumulated depreciation and amortization	3,469,354	3,291,791
Net property, plant and equipment	20,814,563	19,606,583
Current assets
Cash and cash equivalents	262,497	15,404
Restricted cash and cash equivalents	1,272	3,844
Cash and cash equivalents and restricted cash and cash equivalents	263,769	19,248
Accounts receivable, net	596,433	328,654
Gas stored underground	144,128	245,830
Other current assets	428,105	292,036
Total current assets	1,432,435	885,768
Securitized intangible asset, net (See Note 9)	87,279	92,202
Goodwill	731,257	731,257
Deferred charges and other assets	939,106	1,201,158
	$24,004,640	$22,516,968
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: March 31, 2024 — 150,874,552 shares; September 30, 2023 — 148,492,783 shares	$754	$742
Additional paid-in capital	6,953,761	6,684,120
Accumulated other comprehensive income	495,700	518,528
Retained earnings	4,168,424	3,666,674
Shareholders’ equity	11,618,639	10,870,064
Long-term debt, net	7,444,855	6,554,133
Securitized long-term debt (See Note 9)	81,261	85,078
Total capitalization	19,144,755	17,509,275
Current liabilities
Accounts payable and accrued liabilities	367,887	336,083
Other current liabilities	677,706	763,086
Short-term debt	—	241,933
Current maturities of long-term debt	1,591	1,568
Current maturities of securitized long-term debt (See Note 9)	8,001	9,922
Total current liabilities	1,055,185	1,352,592
Deferred income taxes	2,486,024	2,304,974
Regulatory excess deferred taxes	216,284	253,212
Regulatory cost of removal obligation	506,860	497,017
Deferred credits and other liabilities	595,532	599,898
	$24,004,640	$22,516,968
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31
	2024	2023
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$1,589,181	$1,500,210
Pipeline and storage segment	223,487	184,424
Intersegment eliminations	(165,441)	(143,661)
Total operating revenues	1,647,227	1,540,973

Purchased gas cost
Distribution segment	788,643	809,023
Pipeline and storage segment	840	621
Intersegment eliminations	(165,188)	(143,433)
Total purchased gas cost	624,295	666,211

Operation and maintenance expense	199,899	194,716
Depreciation and amortization expense	165,087	148,317
Taxes, other than income	106,956	109,091
Operating income	550,990	422,638
Other non-operating income	16,687	17,406
Interest charges	55,442	37,370
Income before income taxes	512,235	402,674
Income tax expense	80,212	45,003
Net income	$432,023	$357,671
Basic net income per share	$2.85	$2.48
Diluted net income per share	$2.85	$2.48
Cash dividends per share	$0.805	$0.740
Basic weighted average shares outstanding	151,271	143,941
Diluted weighted average shares outstanding	151,297	143,987

Net income	$432,023	$357,671
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(15) and $39	(50)	134
Cash flow hedges:
Amortization and unrealized gains (losses) on interest rate agreements, net of tax of $7,850 and $(8,806)	27,158	(30,467)
Total other comprehensive income (loss)	27,108	(30,333)
Total comprehensive income	$459,131	$327,338
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended March 31
	2024	2023
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$2,694,519	$2,940,636
Pipeline and storage segment	434,656	371,053
Intersegment eliminations	(323,481)	(286,707)
Total operating revenues	2,805,694	3,024,982

Purchased gas cost
Distribution segment	1,285,305	1,690,938
Pipeline and storage segment	844	(237)
Intersegment eliminations	(322,985)	(286,241)
Total purchased gas cost	963,164	1,404,460

Operation and maintenance expense	366,244	379,732
Depreciation and amortization expense	329,695	294,337
Taxes, other than income	196,496	202,629
Operating income	950,095	743,824
Other non-operating income	34,573	38,597
Interest charges	107,317	74,130
Income before income taxes	877,351	708,291
Income tax expense	134,036	78,760
Net income	$743,315	$629,531
Basic net income per share	$4.93	$4.40
Diluted net income per share	$4.93	$4.40
Cash dividends per share	$1.61	$1.48
Basic weighted average shares outstanding	150,534	142,881
Diluted weighted average shares outstanding	150,547	142,963

Net income	$743,315	$629,531
Other comprehensive income (loss), net of tax
Net unrealized holding gains on available-for-sale securities, net of tax of $71 and $64	246	221
Cash flow hedges:
Amortization and unrealized losses on interest rate agreements, net of tax of $(6,669) and $(2,409)	(23,074)	(8,336)
Total other comprehensive loss	(22,828)	(8,115)
Total comprehensive income	$720,487	$621,416
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31
	2024	2023
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$743,315	$629,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	329,695	294,337
Deferred income taxes	110,098	59,060
Other	(28,023)	(27,496)
Net assets / liabilities from risk management activities	1,683	(1,482)
Net change in Winter Storm Uri current regulatory asset	—	2,021,889
Net change in other operating assets and liabilities	(164,895)	(83,123)
Net cash provided by operating activities	991,873	2,892,716
Cash Flows From Investing Activities
Capital expenditures	(1,415,526)	(1,415,349)
Debt and equity securities activities, net	(1,010)	(4,560)
Other, net	7,272	9,519
Net cash used in investing activities	(1,409,264)	(1,410,390)
Cash Flows From Financing Activities
Net decrease in short-term debt	(241,933)	(184,967)
Net proceeds from equity issuances	254,022	359,683
Issuance of common stock through stock purchase and employee retirement plans	7,771	7,910
Proceeds from issuance of long-term debt	898,275	797,258
Proceeds from term loan	—	2,020,000
Repayment of term loan	—	(2,020,000)
Repayment of long-term debt	—	(2,200,000)
Repayment of securitized debt	(5,738)	—
Cash dividends paid	(241,565)	(210,725)
Debt issuance costs	(8,920)	(7,864)
Net cash provided by (used in) financing activities	661,912	(1,438,705)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	244,521	43,621
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	19,248	51,554
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$263,769	$95,175
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2024
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at March 31, 2024, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Summary of Significant Accounting Policies
Basis of Presentation
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 2024 are not indicative of our results of operations for the full 2024 fiscal year, which ends September 30, 2024.
Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
During the second quarter of fiscal 2024, we completed our annual goodwill impairment assessment using a qualitative assessment, as permitted under U.S. GAAP. We test for goodwill at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired.
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
Regulatory assets and liabilities as of March 31, 2024 and September 30, 2023 included the following:

	March 31, 2024	September 30, 2023
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$16,174	$20,629
Infrastructure mechanisms (1)	210,795	229,996
Winter Storm Uri incremental costs	15,510	32,115
Deferred gas costs	25,928	148,297
Regulatory excess deferred taxes (2)	51,654	47,549
Recoverable loss on reacquired debt	3,154	3,238
Deferred pipeline record collection costs	66,535	54,008
Other	15,618	19,096
	$405,368	$554,928
Regulatory liabilities:
Regulatory excess deferred taxes (2)	$315,020	$384,513
Regulatory cost of removal obligation	594,815	582,867
Deferred gas costs	57,680	23,093
APT annual adjustment mechanism	40,233	49,894
Pension and postretirement benefit costs	205,718	215,913
Other	35,315	28,054
	$1,248,781	$1,284,334

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

Additionally, we deferred $32.4 million in carrying costs incurred after September 1, 2022. Effective October 1, 2023, we began recovering a portion of these carrying costs. We have recorded $4.6 million and $21.2 million as a current asset in other current assets as of March 31, 2024 and September 30, 2023. We anticipate recovering the remaining $10.9 million in future regulatory filings and have recorded this amount as a long-term asset in deferred charges and other assets as of March 31, 2024.

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
Income statements and capital expenditures for the three and six months ended March 31, 2024 and 2023 by segment are presented in the following tables:

	Three Months Ended March 31, 2024
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,588,394	$58,833	$—	$1,647,227
Intersegment revenues	787	164,654	(165,441)	—
Total operating revenues	1,589,181	223,487	(165,441)	1,647,227
Purchased gas cost	788,643	840	(165,188)	624,295
Operation and maintenance expense	154,956	45,196	(253)	199,899
Depreciation and amortization expense	121,384	43,703	—	165,087
Taxes, other than income	98,008	8,948	—	106,956
Operating income	426,190	124,800	—	550,990
Other non-operating income	9,359	7,328	—	16,687
Interest charges	36,784	18,658	—	55,442
Income before income taxes	398,765	113,470	—	512,235
Income tax expense	56,073	24,139	—	80,212
Net income	$342,692	$89,331	$—	$432,023
Capital expenditures	$532,997	$112,879	$—	$645,876

	Three Months Ended March 31, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,499,437	$41,536	$—	$1,540,973
Intersegment revenues	773	142,888	(143,661)	—
Total operating revenues	1,500,210	184,424	(143,661)	1,540,973
Purchased gas cost	809,023	621	(143,433)	666,211
Operation and maintenance expense	151,353	43,591	(228)	194,716
Depreciation and amortization expense	106,310	42,007	—	148,317
Taxes, other than income	98,200	10,891	—	109,091
Operating income	335,324	87,314	—	422,638
Other non-operating income	7,465	9,941	—	17,406
Interest charges	21,420	15,950	—	37,370
Income before income taxes	321,369	81,305	—	402,674
Income tax expense	32,895	12,108	—	45,003
Net income	$288,474	$69,197	$—	$357,671
Capital expenditures	$424,989	$194,700	$—	$619,689

	Six Months Ended March 31, 2024
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,693,013	$112,681	$—	$2,805,694
Intersegment revenues	1,506	321,975	(323,481)	—
Total operating revenues	2,694,519	434,656	(323,481)	2,805,694
Purchased gas cost	1,285,305	844	(322,985)	963,164
Operation and maintenance expense	282,571	84,169	(496)	366,244
Depreciation and amortization expense	241,069	88,626	—	329,695
Taxes, other than income	178,903	17,593	—	196,496
Operating income	706,671	243,424	—	950,095
Other non-operating income	15,198	19,375	—	34,573
Interest charges	71,365	35,952	—	107,317
Income before income taxes	650,504	226,847	—	877,351
Income tax expense	86,375	47,661	—	134,036
Net income	$564,129	$179,186	$—	$743,315
Capital expenditures	$1,072,155	$343,371	$—	$1,415,526

	Six Months Ended March 31, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,939,130	$85,852	$—	$3,024,982
Intersegment revenues	1,506	285,201	(286,707)	—
Total operating revenues	2,940,636	371,053	(286,707)	3,024,982
Purchased gas cost	1,690,938	(237)	(286,241)	1,404,460
Operation and maintenance expense	287,822	92,376	(466)	379,732
Depreciation and amortization expense	211,974	82,363	—	294,337
Taxes, other than income	182,822	19,807	—	202,629
Operating income	567,080	176,744	—	743,824
Other non-operating income	14,239	24,358	—	38,597
Interest charges	44,259	29,871	—	74,130
Income before income taxes	537,060	171,231	—	708,291
Income tax expense	54,118	24,642	—	78,760
Net income	$482,942	$146,589	$—	$629,531
Capital expenditures	$868,533	$546,816	$—	$1,415,349
Balance sheet information at March 31, 2024 and September 30, 2023 by segment is presented in the following tables:

	March 31, 2024
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$15,346,551	$5,468,012	$—	$20,814,563
Total assets	$23,212,086	$5,776,113	$(4,983,559)	$24,004,640

	September 30, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$14,402,578	$5,204,005	$—	$19,606,583
Total assets	$21,716,467	$5,504,972	$(4,704,471)	$22,516,968

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

Basic and diluted earnings per share for the three and six months ended March 31, 2024 and 2023 are calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$432,023	$357,671	$743,315	$629,531
Less: Income allocated to participating securities	255	212	442	381
Income available to common shareholders	$431,768	$357,459	$742,873	$629,150
Basic weighted average shares outstanding	151,271	143,941	150,534	142,881
Net income per share — Basic	$2.85	$2.48	$4.93	$4.40
Diluted Earnings Per Share
Income available to common shareholders	$431,768	$357,459	$742,873	$629,150
Effect of dilutive shares	—	—	—	—
Income available to common shareholders	$431,768	$357,459	$742,873	$629,150
Basic weighted average shares outstanding	151,271	143,941	150,534	142,881
Dilutive shares	26	46	13	82
Diluted weighted average shares outstanding	151,297	143,987	150,547	142,963
Net income per share — Diluted	$2.85	$2.48	$4.93	$4.40

6.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three and six months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$1,065,296	$—	$943,090	$—
Commercial	404,701	—	398,812	—
Industrial	30,419	—	45,044	—
Public authority and other	21,120	—	22,686	—
Total gas sales revenues	1,521,536	—	1,409,632	—
Transportation revenues	37,607	223,159	33,511	190,248
Miscellaneous revenues	3,724	2,162	2,662	1,152
Revenues from contracts with customers	1,562,867	225,321	1,445,805	191,400
Alternative revenue program revenues	22,315	(1,834)	53,910	(6,976)
Other revenues	3,999	—	495	—
Total operating revenues	$1,589,181	$223,487	$1,500,210	$184,424

	Six Months Ended March 31, 2024		Six Months Ended March 31, 2023
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$1,792,978	$—	$1,896,141	$—
Commercial	681,954	—	787,479	—
Industrial	58,650	—	104,259	—
Public authority and other	35,704	—	45,512	—
Total gas sales revenues	2,569,286	—	2,833,391	—
Transportation revenues	71,374	438,464	65,673	385,500
Miscellaneous revenues	6,367	5,204	4,944	3,874
Revenues from contracts with customers	2,647,027	443,668	2,904,008	389,374
Alternative revenue program revenues	39,716	(9,012)	35,588	(18,321)
Other revenues	7,776	—	1,040	—
Total operating revenues	$2,694,519	$434,656	$2,940,636	$371,053
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
Accounts receivable and allowance for uncollectible accounts
Accounts receivable arise from natural gas sales to residential, commercial, industrial, public authority and other customers. Our accounts receivable balance includes unbilled amounts which represent a customer’s consumption of gas from the date of the last cycle billing through the last day of the month. Our policy related to the accounting for our accounts receivable and allowance for uncollectible accounts is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. During the six months ended March 31, 2024, there were no material changes to this policy. Rollforwards of our allowance for uncollectible accounts for the three and six months ended March 31, 2024 and 2023 are presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 88 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.
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

Three Months Ended March 31, 2024
(In thousands)
Beginning balance, December 31, 2023	$35,406
Current period provisions	12,797
Write-offs charged against allowance	(5,859)
Recoveries of amounts previously written off	361
Ending balance, March 31, 2024	$42,705

Three Months Ended March 31, 2023
(In thousands)
Beginning balance, December 31, 2022	$47,613
Current period provisions	13,009
Write-offs charged against allowance	(8,333)
Recoveries of amounts previously written off	462
Ending balance, March 31, 2023	$52,751

Six Months Ended March 31, 2024
(In thousands)
Beginning balance, September 30, 2023	$40,840
Current period provisions	19,547
Write-offs charged against allowance	(14,616)
Recoveries of amounts previously written off	1,126
Mississippi recovery of uncollectible accounts	(4,192)
Ending balance, March 31, 2024	$42,705

Six Months Ended March 31, 2023
(In thousands)
Beginning balance, September 30, 2022	$49,993
Current period provisions	20,242
Write-offs charged against allowance	(18,754)
Recoveries of amounts previously written off	1,270
Ending balance, March 31, 2023	$52,751

7.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Other than as described below, there were no material changes in the terms of our debt instruments during the six months ended March 31, 2024.
Long-term debt at March 31, 2024 and September 30, 2023 consisted of the following:

	March 31, 2024	September 30, 2023
	(In thousands)
Unsecured 3.00% Senior Notes, due June 2027	$500,000	$500,000
Unsecured 2.625% Senior Notes, due September 2029	500,000	500,000
Unsecured 1.50% Senior Notes, due January 2031	600,000	600,000
Unsecured 5.45% Senior Notes, due October 2032	300,000	300,000
Unsecured 5.90% Senior Notes, due October 2033	400,000	—
Unsecured 5.95% Senior Notes, due October 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due June 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due January 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due October 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due October 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due March 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due September 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due February 2052	600,000	600,000
Unsecured 5.75% Senior Notes, due October 2052	500,000	500,000
Unsecured 6.20% Senior Notes, due October 2053	500,000	—
Medium-term note Series A, 1995-1, 6.67%, due December 2025	10,000	10,000
Unsecured 6.75% Debentures, due July 2028	150,000	150,000
Finance lease obligations	49,670	50,393
Total long-term debt	7,509,670	6,610,393
Less:
Original issue discount on unsecured senior notes and debentures	7,617	6,104
Debt issuance cost	55,607	48,588
Current maturities of long-term debt	1,591	1,568
Total long-term debt, net	$7,444,855	$6,554,133
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
Our short-term borrowing requirements are satisfied through a combination of a $1.5 billion commercial paper program and four committed revolving credit facilities with third-party lenders that provide $3.1 billion of total working capital funding.
Our commercial paper program is supported by a five-year unsecured $1.5 billion credit facility that was replaced on March 28, 2024, with a new five-year senior unsecured $1.5 billion credit facility that expires on March 28, 2029. This new facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At March 31, 2024, there were no amounts outstanding under our commercial paper program. At September 30, 2023, there was $241.9 million outstanding under our commercial paper program.
We also had a $900 million three-year unsecured revolving credit facility, which was replaced on March 28, 2024, with a new $1.5 billion three-year senior unsecured credit facility, which expires March 28, 2027 and is used to provide additional working capital funding. This new facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At March 31, 2024 and September 30, 2023, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2024 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of March 31, 2024 and September 30, 2023.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed March 31, 2024 and is used to issue letters of credit and to provide working capital funding. At March 31, 2024, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At March 31, 2024, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 40 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of March 31, 2024. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

8.    Shareholders' Equity
The following tables present a reconciliation of changes in stockholders' equity for the three and six months ended March 31, 2024 and 2023.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2023	148,492,783	$742	$6,684,120	$518,528	$3,666,674	$10,870,064
Net income	—	—	—	—	311,292	311,292
Other comprehensive loss	—	—	—	(49,936)	—	(49,936)
Cash dividends ($0.805 per share)	—	—	—	—	(119,898)	(119,898)
Common stock issued:
Public and other stock offerings	2,177,864	11	257,757	—	—	257,768
Stock-based compensation plans	163,750	1	3,918	—	—	3,919
Balance, December 31, 2023	150,834,397	754	6,945,795	468,592	3,858,068	11,273,209
Net income	—	—	—	—	432,023	432,023
Other comprehensive income	—	—	—	27,108	—	27,108
Cash dividends ($0.805 per share)	—	—	—	—	(121,667)	(121,667)
Common stock issued:
Public and other stock offerings	34,687	—	4,025	—	—	4,025
Stock-based compensation plans	5,468	—	3,941	—	—	3,941
Balance, March 31, 2024	150,874,552	$754	$6,953,761	$495,700	$4,168,424	$11,618,639

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2022	140,896,598	$704	$5,838,118	$369,112	$3,211,157	$9,419,091
Net income	—	—	—	—	271,860	271,860
Other comprehensive income	—	—	—	22,218	—	22,218
Cash dividends ($0.74 per share)	—	—	—	—	(104,552)	(104,552)
Common stock issued:
Public and other stock offerings	2,147,210	11	223,768	—	—	223,779
Stock-based compensation plans	111,953	1	3,877	—	—	3,878
Balance, December 31, 2022	143,155,761	716	6,065,763	391,330	3,378,465	9,836,274
Net income	—	—	—	—	357,671	357,671
Other comprehensive loss	—	—	—	(30,333)	—	(30,333)
Cash dividends ($0.74 per share)	—	—	—	—	(106,173)	(106,173)
Common stock issued:
Public and other stock offerings	1,316,930	6	143,808	—	—	143,814
Stock-based compensation plans	11,959	—	3,952	—	—	3,952
Balance, March 31, 2023	144,484,650	$722	$6,213,523	$360,997	$3,629,963	$10,205,205
Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
We have a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities, which expires March 31, 2026. At March 31, 2024, $3.1 billion of securities were available for issuance under this shelf registration statement.
We have an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion through March 31, 2026 (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program).

During the six months ended March 31, 2024, we executed forward sales under our ATM equity sales program with various forward sellers who borrowed and sold 5,917,899 shares of our common stock at an aggregate price of $678.9 million. During the six months ended March 31, 2024, we also settled forward sale agreements with respect to 2,144,558 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $254.0 million. As of March 31, 2024, $81.6 million of equity was available for issuance under our existing ATM program. Additionally, we had $889.7 million in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In thousands)	Forward Price
September 30, 2024	861,655	$101,838	$118.19
December 31, 2024	2,176,974	251,971	$115.74
June 30, 2025	4,695,737	535,871	$114.12
Total	7,734,366	$889,680	$115.03
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2023	$(369)	$518,897	$518,528
Other comprehensive income (loss) before reclassifications	246	(18,091)	(17,845)
Amounts reclassified from accumulated other comprehensive income	—	(4,983)	(4,983)
Net current-period other comprehensive income (loss)	246	(23,074)	(22,828)
March 31, 2024	$(123)	$495,823	$495,700

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2022	$(495)	$369,607	$369,112
Other comprehensive income (loss) before reclassifications	221	(7,276)	(7,055)
Amounts reclassified from accumulated other comprehensive income	—	(1,060)	(1,060)
Net current-period other comprehensive income (loss)	221	(8,336)	(8,115)
March 31, 2023	$(274)	$361,271	$360,997

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
AEK is considered to be a variable interest entity. As a result, AEK is included in the condensed consolidated financial statements of Atmos Energy.
The following table summarizes the impact of AEK on our condensed consolidated balance sheets, for the periods indicated:

	March 31, 2024	September 30, 2023
	(In thousands)
Restricted cash and cash equivalents	$1,272	$3,844
Other current assets	$2	$11
Securitized intangible asset, net	$87,279	$92,202
Accrued interest	$383	$1,374
Current maturities of securitized long-term debt	$8,001	$9,922
Securitized long-term debt	$81,261	$85,078
The following table summarizes the impact of AEK on our condensed consolidated statement of comprehensive income, for the period indicated:

	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024

Operating revenues	$3,469	$6,802
Operation and maintenance expense	(224)	(224)
Amortization expense	(2,103)	(4,269)
Interest expense, net	(1,142)	(2,309)
Income before income taxes	$—	$—

The securitized long-term debt is recorded at carrying value. The fair value of the securitized long-term debt is determined using third party market value quotations, which are considered Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value and fair value of the securitized long-term debt as of March 31, 2024 is $89.3 million and $89.3 million.

10.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2024 and 2023 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.
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

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2024	2023	2024	2023
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,405	$2,908	$1,507	$1,546
Interest cost (1)	7,430	7,325	3,509	3,478
Expected return on assets (1)	(7,202)	(7,278)	(3,128)	(2,804)
Amortization of prior service cost (credit) (1)	—	(30)	(3,260)	(3,285)
Amortization of actuarial (gain) loss (1)	97	164	(2,718)	(1,863)
Net periodic pension cost	$2,730	$3,089	$(4,090)	$(2,928)

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2024	2023	2024	2023
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,794	$5,816	$3,014	$3,091
Interest cost (1)	14,926	14,650	7,017	6,955
Expected return on assets (1)	(14,404)	(14,556)	(6,256)	(5,608)
Amortization of prior service cost (credit) (1)	—	(61)	(6,520)	(6,571)
Amortization of actuarial (gain) loss (1)	215	329	(5,436)	(3,726)
Settlements (1)	776	—	—	—
Net periodic pension cost	$6,307	$6,178	$(8,181)	$(5,859)
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
The National Transportation Safety Board (NTSB) issued a Preliminary Report on February 14, 2024 relating to its investigation of two incidents that occurred in Jackson, Mississippi on January 24 and 27, 2024 that resulted in one fatality. Atmos Energy is working closely with the NTSB and other state and federal regulators to help determine causal factors.
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices under contracts indexed to natural gas hubs or fixed price contracts. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. At March 31, 2024, we were committed to purchase 82.2 Bcf within one year and 30.0 Bcf within two to three years under indexed contracts. At March 31, 2024, we had no commitments under fixed price contracts.
Rate Regulatory Proceedings
As of March 31, 2024, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the six months ended March 31, 2024.

12.    Income Taxes
Income Tax Expense
Our interim effective tax rates reflect the estimated annual effective tax rates for the fiscal years ended September 30, 2024 and 2023, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2024 and 2023 were 15.7% and 11.2% and for the six months ended March 31, 2024 and 2023 were 15.3% and 11.1%. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the amortization of excess deferred federal income tax liabilities, tax credits, state income taxes and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the TCJA) and a Kansas legislative change enacted in fiscal 2020. Currently, the regulatory excess net deferred tax liability of $263.4 million is being returned over various periods. Of this amount, $214.6 million is being returned to customers over 12 - 60 months. An additional $47.8 million is being returned to customers on a provisional basis over 15 - 69 years until our regulators establish the final refund periods. The refund of the remaining $1.0 million will be addressed in future rate proceedings.
As of March 31, 2024 and September 30, 2023, $98.7 million and $131.3 million is recorded in other current liabilities.

13.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. During the six months ended March 31, 2024, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.
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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2023-2024 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 27.6 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.
Interest Rate Risk Management Activities
We manage interest rate risk by periodically entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
The following table summarizes our existing forward starting interest rate swaps as of March 31, 2024. These swaps were designated as cash flow hedges at the time the agreements were executed.

Planned Debt Issuance Date	Amount Hedged
(In thousands)
Fiscal 2025	$600,000
Fiscal 2026	300,000
$900,000
Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and statements of comprehensive income.

As of March 31, 2024, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of March 31, 2024, we had 6,651 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of March 31, 2024 and September 30, 2023. The gross amounts of recognized assets and liabilities are netted within our condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, as of March 31, 2024 and September 30, 2023, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

		March 31, 2024
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Other current assets / Other current liabilities	$258,622	$—
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	97,159	—
Total		355,781	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	1,320	(5,840)
Total		1,320	(5,840)
Gross / Net Financial Instruments		$357,101	$(5,840)

		September 30, 2023
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$379,101	$—
Total		379,101	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	4,071	(14,584)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	2,492	(824)
Total		6,563	(15,408)
Gross / Net Financial Instruments		$385,664	$(15,408)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net (gain) loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2024 and 2023 was $(3.2) million and $(0.7) million and for the six months ended March 31, 2024 and 2023 was $(6.4) million and $(1.4) million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and six months ended March 31, 2024 and 2023.

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$29,650	$(29,937)	$(18,091)	$(7,276)
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	(2,492)	(530)	(4,983)	(1,060)
Total other comprehensive income (loss) from hedging, net of tax	$27,158	$(30,467)	$(23,074)	$(8,336)
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of March 31, 2024, we had $219.8 million of net realized gains in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net gains recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2053. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$9,965
Thereafter	209,850
Total	$219,815

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

14.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and short-term debt at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. During the six months ended March 31, 2024, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and September 30, 2023. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	March 31, 2024
	(In thousands)
Assets:
Financial instruments	$—	$357,101	$—	$—	$357,101
Debt and equity securities
Registered investment companies	28,076	—	—	—	28,076
Bond mutual funds	38,844	—	—	—	38,844
Bonds (2)	—	37,582	—	—	37,582
Money market funds	—	3,272	—	—	3,272
Total debt and equity securities	66,920	40,854	—	—	107,774
Total assets	$66,920	$397,955	$—	$—	$464,875
Liabilities:
Financial instruments	$—	$5,840	$—	$—	$5,840

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2023
	(In thousands)
Assets:
Financial instruments	$—	$385,664	$—	$—	$385,664
Debt and equity securities
Registered investment companies	26,685	—	—	—	26,685
Bond mutual funds	37,573	—	—	—	37,573
Bonds (2)	—	35,507	—	—	35,507
Money market funds	—	4,837	—	—	4,837
Total debt and equity securities	64,258	40,344	—	—	104,602
Total assets	$64,258	$426,008	$—	$—	$490,266
Liabilities:
Financial instruments	$—	$15,408	$—	$—	$15,408

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns and any intent to sell the security. As of March 31, 2024, no allowance for credit losses was recorded for our available-for-sale debt securities. At March 31, 2024 and September 30, 2023, the amortized cost of our available-for-sale debt securities was $37.7 million and $36.0 million. At March 31, 2024, we maintained investments in bonds that have contractual maturity dates ranging from April 2024 through April 2027.

Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
	(In thousands)
Carrying Amount	$7,460,000	$6,560,000
Fair Value	$6,762,617	$5,402,591

15.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. During the six months ended March 31, 2024, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of March 31, 2024, the related condensed consolidated statements of comprehensive income for the three and six month periods ended March 31, 2024 and 2023, the condensed consolidated statements of cash flows for the six month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
May 8, 2024

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at March 31, 2024 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
•Regulation
•Pension and other postretirement plans
•Impairment assessments
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the six months ended March 31, 2024.
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
During the six months ended March 31, 2024, we recorded net income of $743.3 million, or $4.93 per diluted share, compared to net income of $629.5 million, or $4.40 per diluted share for the six months ended March 31, 2023.
The 18 percent year-over-year increase in net income largely reflects positive rate outcomes driven by safety and reliability spending and lower bad debt expense. Additionally, our fiscal 2024 year to date results were favorably impacted by $14.7 million as a result of legislation that became effective during the first quarter of fiscal 2024 to reduce property tax expenses in Texas. These increases were partially offset by increased depreciation expense and higher interest expense.
During the six months ended March 31, 2024, we implemented, or received approval to implement, ratemaking regulatory actions which resulted in an increase in annual operating income of $165.4 million. Additionally, as of March 31, 2024, we had ratemaking efforts in progress seeking a total increase in annual operating income of $178.8 million.
Capital expenditures for the six months ended March 31, 2024 were $1,415.5 million. Approximately 81 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the six months ended March 31, 2024, we completed approximately $1.2 billion of long-term debt and equity financing. As of March 31, 2024, our equity capitalization was 60.9 percent. As of March 31, 2024, we had approximately $4.2 billion in total liquidity, consisting of $262.5 million in cash and cash equivalents, $889.7 million in funds available through equity forward sales agreements and $3,094.4 million in undrawn capacity under our credit facilities.
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
Three Months Ended March 31, 2024 compared with Three Months Ended March 31, 2023
Financial and operational highlights for our distribution segment for the three months ended March 31, 2024 and 2023 are presented below.

	Three Months Ended March 31
	2024	2023	Change
	(In thousands, unless otherwise noted)
Operating revenues	$1,589,181	$1,500,210	$88,971
Purchased gas cost	788,643	809,023	(20,380)
Operating expenses	374,348	355,863	18,485
Operating income	426,190	335,324	90,866
Other non-operating income	9,359	7,465	1,894
Interest charges	36,784	21,420	15,364
Income before income taxes	398,765	321,369	77,396
Income tax expense	56,073	32,895	23,178
Net income	$342,692	$288,474	$54,218
Consolidated distribution sales volumes — MMcf	131,537	117,731	13,806
Consolidated distribution transportation volumes — MMcf	44,693	43,377	1,316
Total consolidated distribution throughput — MMcf	176,230	161,108	15,122
Consolidated distribution average cost of gas per Mcf sold	$6.00	$6.87	$(0.87)
Operating income for our distribution segment increased 27.1 percent. Key drivers for the change in operating income include:
•a $90.6 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $10.7 million increase in consumption, net of WNA.

•a $6.5 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
•a $3.8 million decrease in property taxes, which is inclusive of a $6.4 million decrease related to the Texas property tax legislation discussed above.
Partially offset by:
•a $15.1 million increase in depreciation expense associated with increased capital investments.
•an $8.7 million increase in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
Interest charges increased $15.4 million primarily due to the amortization of the Texas regulatory asset that is discussed in Note 3 to the condensed consolidated financial statements. However, this increase is offset by a corresponding increase in revenue resulting in no impact to net income.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended March 31, 2024 and 2023. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended March 31
	2024	2023	Change
	(In thousands)
Mid-Tex	$238,093	$163,604	$74,489
Kentucky/Mid-States	42,375	37,303	5,072
Louisiana	37,070	33,329	3,741
West Texas	39,890	35,543	4,347
Mississippi	47,357	42,556	4,801
Colorado-Kansas	25,359	23,852	1,507
Other	(3,954)	(863)	(3,091)
Total	$426,190	$335,324	$90,866
Six Months Ended March 31, 2024 compared with Six Months Ended March 31, 2023
Financial and operational highlights for our distribution segment for the six months ended March 31, 2024 and 2023 are presented below.

	Six Months Ended March 31
	2024	2023	Change
	(In thousands, unless otherwise noted)
Operating revenues	$2,694,519	$2,940,636	$(246,117)
Purchased gas cost	1,285,305	1,690,938	(405,633)
Operating expenses	702,543	682,618	19,925
Operating income	706,671	567,080	139,591
Other non-operating income	15,198	14,239	959
Interest charges	71,365	44,259	27,106
Income before income taxes	650,504	537,060	113,444
Income tax expense	86,375	54,118	32,257
Net income	$564,129	$482,942	$81,187
Consolidated distribution sales volumes — MMcf	214,253	217,809	(3,556)
Consolidated distribution transportation volumes — MMcf	85,193	83,977	1,216
Total consolidated distribution throughput — MMcf	299,446	301,786	(2,340)
Consolidated distribution average cost of gas per Mcf sold	$6.00	$7.76	$(1.76)
Operating income for our distribution segment increased 24.6 percent. Key drivers for the change in operating income include:
•a $155.2 million increase in rate adjustments, primarily in our Mid-Tex Division.

•a $12.4 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
•a $13.3 million decrease in bad debt expense, as discussed in Note 6 to the condensed consolidated financial statements.
•an $8.1 million increase due to lower line locate spending and timing of other activities.
•a $2.9 million decrease in property taxes, which is inclusive of an $11.0 million decrease related to the Texas property tax legislation discussed above.
•a $2.2 million increase in consumption, net of WNA.
Partially offset by:
•a $29.1 million increase in depreciation expense associated with increased capital investments.
•a $17.5 million increase in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
•a $16.1 million increase in other operation and maintenance expense primarily due to higher employee-related and other administrative costs.
Interest charges increased $27.1 million primarily due to the issuance of long-term debt during the first quarter of fiscal 2024. The increase in interest charges is also due to the amortization of the Texas regulatory asset that is discussed in Note 3 to the condensed consolidated financial statements. However, this increase is offset by a corresponding increase in revenue resulting in no impact to net income.
The following table shows our operating income by distribution division, in order of total rate base, for the six months ended March 31, 2024 and 2023. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended March 31
	2024	2023	Change
	(In thousands)
Mid-Tex	$381,207	$277,532	$103,675
Kentucky/Mid-States	69,434	65,488	3,946
Louisiana	63,509	58,677	4,832
West Texas	65,910	56,749	9,161
Mississippi	91,301	69,605	21,696
Colorado-Kansas	41,464	38,819	2,645
Other	(6,154)	210	(6,364)
Total	$706,671	$567,080	$139,591
Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first six months of fiscal 2024, we implemented, or received approval to implement, regulatory proceedings, resulting in a $138.4 million increase in annual operating income as summarized below. Our ratemaking outcomes include the refund (return) of excess deferred income taxes (EDIT) resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit. Excluding these amounts, our total rate outcomes for ratemaking activities for the six months ended March 31, 2024 were $137.1 million.

Rate Action	Annual Increase (Decrease) in Operating Income	EDIT Impact	Annual Increase (Decrease) in Operating Income Excluding EDIT
	(In thousands)
Annual formula rate mechanisms	$136,935	$(399)	$136,536
Rate case filings	2,434	(939)	1,495
Other rate activity	(971)	—	(971)
	$138,398	$(1,338)	$137,060

The following ratemaking efforts seeking $96.4 million in increased annual operating income were in progress as of March 31, 2024:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Infrastructure Mechanism	Kansas (1)	$708
Kentucky/Mid-States	Formula Rate Mechanism	Tennessee	19,544
Mid-Tex	Formula Rate Mechanism	City of Dallas	40,429
Mid-Tex	Infrastructure Mechanism	ATM Cities	17,104
Mid-Tex	Infrastructure Mechanism	Environs	8,530
West Texas	Infrastructure Mechanism	Environs	1,400
West Texas	Infrastructure Mechanism	Amarillo, Lubbock, Dalhart and Channing	7,344
West Texas	Infrastructure Mechanism	WTX Triangle	1,300
			$96,359
(1)    The Kansas Corporation Commission approved the SIP filing on March 19, 2024, with rates effective April 1, 2024.

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

The following annual formula rate mechanisms were approved during the six months ended March 31, 2024:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	EDIT Impact	Increase in Annual Operating Income Excluding EDIT	Effective Date
			(In thousands)
2024 Filings:
Colorado-Kansas	Colorado SSIR	12/31/2024	$2,017	$—	$2,017	01/01/2024
Mississippi	Mississippi - SIR	10/31/2024	10,969	—	10,969	12/01/2023
Mississippi	Mississippi - SRF	10/31/2024	11,539	(472)	11,067	12/01/2023
Colorado-Kansas	Kansas GSRS	09/30/2023	1,752	—	1,752	11/02/2023
Kentucky/Mid-States	Kentucky PRP	09/30/2024	2,906	—	2,906	10/01/2023
Mid-Tex	Mid-Tex Cities RRM	12/31/2022	98,585	185	98,770	10/01/2023
West Texas	West Texas Cities RRM	12/31/2022	8,594	(112)	8,482	10/01/2023
Kentucky/Mid-States	Virginia - SAVE	09/30/2024	573	—	573	10/01/2023
Total 2024 Filings			$136,935	$(399)	$136,536
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. The following table summarizes the rate cases completed in our distribution segment during the six months ended March 31, 2024.

Division	State	Increase in Annual Operating Income	EDIT Impact	Increase in Annual Operating Income Excluding EDIT	Effective Date
		(In thousands)
2024 Rate Case Filings:
Kentucky/Mid-States	Virginia (1)	$2,434	$(939)	$1,495	12/01/2023
Total 2024 Rate Case Filings		$2,434	$(939)	$1,495
(1)    On March 20, 2024, an administrative law judge in Virginia recommended approval of the settlement agreement with rates implemented December 1, 2023, subject to final commissioner approval.
Other Ratemaking Activity
The following table summarizes other ratemaking activity during the six months ended March 31, 2024.

Division	Jurisdiction	Rate Activity	Decrease in Annual Operating Income	Effective Date
			(In thousands)
2024 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$(971)	02/01/2024
Total 2024 Other Rate Activity			$(971)
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 27, 2024, APT made a GRIP filing that covered changes in net property, plant and equipment investments from January 1, 2023 through December 31, 2023 with a requested increase in operating income of $82.4 million.
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
Three Months Ended March 31, 2024 compared with Three Months Ended March 31, 2023
Financial and operational highlights for our pipeline and storage segment for the three months ended March 31, 2024 and 2023 are presented below.

	Three Months Ended March 31
	2024	2023	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$172,241	$146,774	$25,467
Third-party transportation revenue	49,233	36,868	12,365
Other revenue	2,013	782	1,231
Total operating revenues	223,487	184,424	39,063
Total purchased gas cost	840	621	219
Operating expenses	97,847	96,489	1,358
Operating income	124,800	87,314	37,486
Other non-operating income	7,328	9,941	(2,613)
Interest charges	18,658	15,950	2,708
Income before income taxes	113,470	81,305	32,165
Income tax expense	24,139	12,108	12,031
Net income	$89,331	$69,197	$20,134
Gross pipeline transportation volumes — MMcf	219,709	202,667	17,042
Consolidated pipeline transportation volumes — MMcf	136,902	125,673	11,229
Operating income for our pipeline and storage segment increased 42.9 percent. Key drivers for the change in operating income include:
•a $17.0 million increase primarily due to rate adjustments from the rate case completed in December 2023.
•a $7.1 million increase in APT's through-system activities primarily associated with increased spreads.
•a $9.3 million decrease in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
•a $2.0 million decrease in property taxes, which is inclusive of a $2.6 million decrease related to the Texas property tax legislation discussed above.
Six Months Ended March 31, 2024 compared with Six Months Ended March 31, 2023
Financial and operational highlights for our pipeline and storage segment for the six months ended March 31, 2024 and 2023 are presented below.

	Six Months Ended March 31
	2024	2023	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$337,131	$293,005	$44,126
Third-party transportation revenue	92,506	74,947	17,559
Other revenue	5,019	3,101	1,918
Total operating revenues	434,656	371,053	63,603
Total purchased gas cost	844	(237)	1,081
Operating expenses	190,388	194,546	(4,158)
Operating income	243,424	176,744	66,680
Other non-operating income	19,375	24,358	(4,983)
Interest charges	35,952	29,871	6,081
Income before income taxes	226,847	171,231	55,616
Income tax expense	47,661	24,642	23,019
Net income	$179,186	$146,589	$32,597
Gross pipeline transportation volumes — MMcf	428,981	408,911	20,070
Consolidated pipeline transportation volumes — MMcf	290,436	267,749	22,687
Operating income for our pipeline and storage segment increased 37.7 percent. Key drivers for the change in operating income include:
•a $36.5 million increase primarily due to rate adjustments from the GRIP filing approved in May 2023 and the rate case approved in December 2023.
•an $11.8 million increase primarily due to a decrease in pipeline inspection spending.
•a $7.9 million net increase in APT's through-system activities primarily associated with increased spreads.
•a $9.3 million decrease in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
•a $2.6 million decrease in property taxes, which is inclusive of a $3.7 million decrease related to the Texas property tax legislation discussed above.
Partially offset by:
•a $6.3 million increase in depreciation expense associated with increased capital investments.
Liquidity and Capital Resources
The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. Additionally, we have a $1.5 billion commercial paper program and four committed revolving credit facilities with $3.1 billion in total availability from third-party lenders. The commercial paper program and credit facilities provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company's desired capital structure. Additionally, we have various uncommitted trade credit lines with our gas suppliers that we utilize to purchase natural gas on a monthly basis.
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities, which expires March 31, 2026. As of March 31, 2024, $3.1 billion of securities were available for issuance under this shelf registration statement.
We also have an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion through March 31, 2026 (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires March 31, 2026. As of March 31, 2024, $81.6 million of equity was available for issuance under our existing ATM equity sales program. On May 8, 2024, we plan to file a new ATM equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program). Additionally, as of March 31, 2024, we had $889.7 million in available proceeds from outstanding forward sale agreements. Additional details are summarized in Note 8 to the condensed consolidated financial statements.

The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2024. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table summarizes our existing forward starting interest rate swaps as of March 31, 2024.

Planned Debt Issuance Date	Amount Hedged	Effective Interest Rate
	(In thousands)
Fiscal 2025	$600,000	1.75%
Fiscal 2026	300,000	2.16%
	$900,000
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of March 31, 2024, September 30, 2023 and March 31, 2023:

	March 31, 2024		September 30, 2023		March 31, 2023
	(In thousands, except percentages)
Short-term debt	$—	—%	$241,933	1.4%	$—	—%
Long-term debt (1)	7,446,446	39.1%	6,555,701	37.1%	6,554,609	39.1%
Shareholders’ equity	11,618,639	60.9%	10,870,064	61.5%	10,205,205	60.9%
Total	$19,065,085	100.0%	$17,667,698	100.0%	$16,759,814	100.0%
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
Cash flows from operating, investing and financing activities for the six months ended March 31, 2024 and 2023 are presented below.

	Six Months Ended March 31
	2024	2023	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$991,873	$2,892,716	$(1,900,843)
Investing activities	(1,409,264)	(1,410,390)	1,126
Financing activities	661,912	(1,438,705)	2,100,617
Change in cash and cash equivalents and restricted cash and cash equivalents	244,521	43,621	200,900
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	19,248	51,554	(32,306)
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$263,769	$95,175	$168,594
Cash flows from operating activities
For the six months ended March 31, 2024, we generated cash flow from operating activities of $991.9 million compared with $2,892.7 million for the six months ended March 31, 2023. Operating cash flow decreased $1,900.8 million primarily due to the receipt of $2.02 billion in the second quarter of fiscal 2023 related to Texas securitization activities.
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

For the six months ended March 31, 2024, cash used for investing activities was $1,409.3 million compared to $1,410.4 million for the six months ended March 31, 2023. Capital spending in our distribution segment increased $203.6 million, primarily as a result of increased system modernization and customer growth spending. Capital spending in our pipeline and storage segment decreased $203.4 million primarily due to timing of spending for pipeline system safety and reliability in Texas.
Cash flows from financing activities
For the six months ended March 31, 2024, our financing activities provided $661.9 million of cash compared with $1,438.7 million of cash used by financing activities in the prior-year period.
In the six months ended March 31, 2024, we received approximately $1.2 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $500 million of 6.20% senior notes due October 2053 and $400 million of 5.90% senior notes due October 2033, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $889.4 million. Additionally, during the six months ended March 31, 2024, we settled 2,144,558 shares that had been sold on a forward basis for net proceeds of $254.0 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding.
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
The following table summarizes our share issuances for the six months ended March 31, 2024 and 2023:

	Six Months Ended March 31
	2024	2023
Shares issued:
Direct Stock Purchase Plan	31,742	32,933
1998 Long-Term Incentive Plan	169,218	123,912
Retirement Savings Plan and Trust	36,251	36,288
Equity Issuance	2,144,558	3,394,919
Total shares issued	2,381,769	3,588,052
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). On April 1, 2024, Moody's reaffirmed its long-term and short-term credit ratings and placed our ratings under negative outlook. Currently, our outlook and debt ratings, which are all considered investment grade, are as follows:

	S&P	Moody’s
Senior unsecured long-term debt	A-	A1
Short-term debt	A-2	P-1
Outlook	Stable	Negative
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
Debt Covenants
We were in compliance with all of our debt covenants as of March 31, 2024. Our debt covenants are described in greater detail in Note 7 to the condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 11 to the condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2024.
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
The following table shows the components of the change in fair value of our financial instruments for the three and six months ended March 31, 2024 and 2023:

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In thousands)
Fair value of contracts at beginning of period	$299,271	$375,816	$370,256	$377,862
Contracts realized/settled	(14,774)	(9,189)	(34,103)	(2,867)
Fair value of new contracts	153	1,655	385	(38)
Other changes in value	66,611	(32,292)	14,723	(38,967)
Fair value of contracts at end of period	351,261	335,990	351,261	335,990
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$351,261	$335,990	$351,261	$335,990
The fair value of our financial instruments at March 31, 2024 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2024
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$254,102	$97,159	$—	$—	$351,261
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$254,102	$97,159	$—	$—	$351,261

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and six months ended March 31, 2024 and 2023.
Distribution Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
METERS IN SERVICE, end of period
Residential	3,100,162	3,178,308	3,100,162	3,178,308
Commercial	257,952	282,948	257,952	282,948
Industrial	1,511	1,645	1,511	1,645
Public authority and other	8,046	8,148	8,046	8,148
Total meters	3,367,671	3,471,049	3,367,671	3,471,049

INVENTORY STORAGE BALANCE — Bcf	45.4	40.5	45.4	40.5
SALES VOLUMES — MMcf (1)
Gas sales volumes
Residential	78,701	68,281	126,013	126,821
Commercial	42,244	38,885	69,160	69,393
Industrial	7,846	8,082	14,539	16,990
Public authority and other	2,746	2,483	4,541	4,605
Total gas sales volumes	131,537	117,731	214,253	217,809
Transportation volumes	46,676	45,401	88,968	87,845
Total throughput	178,213	163,132	303,221	305,654
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
CUSTOMERS, end of period
Industrial	94	95	94	95
Other	189	206	189	206
Total	283	301	283	301

INVENTORY STORAGE BALANCE — Bcf	0.9	0.3	0.9	0.3
PIPELINE TRANSPORTATION VOLUMES — MMcf (1)	219,709	202,667	428,981	408,911
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
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. During the six months ended March 31, 2024, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the six months ended March 31, 2024, except as noted in Note 11 to the condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2023.

Item 5.	Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of August 4, 2023)	Exhibit 3.1 to Form 8-K dated August 1, 2023 (File No. 1-10042)
10.1	Revolving Credit Agreement, dated as of March 28, 2024, among Atmos Energy Corporation, Credit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.1 to Form 8-K dated March 28, 2024 (File No. 1-10042)
10.2	Revolving Credit Agreement, dated as of March 28, 2024, among Atmos Energy Corporation, Credit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.2 to Form 8-K dated March 28, 2024 (File No. 1-10042)
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: May 8, 2024