Form 10-Q
period 2024-06-30
ATMOS ENERGY CORP
filed 2024-08-07
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2024.

Class		Shares Outstanding
Common stock	No Par Value	155,232,827

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEK	Atmos Energy Kansas Securitization I, LLC
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
KCC	Kansas Corporation Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
PRP	Pipeline Replacement Program
Rider SSI	APT System Safety and Integrity Rider
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
Securitized Utility Tariff Bonds	Series 2023-A Senior Secured Securitized Utility Tariff Bonds
Securitized Utility Tariff Property	As defined in the financing order issued by the KCC in October 2022
SIP	System Integrity Program
SIR	System Integrity Rider
SOFR	Secured Overnight Financing Rate
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	September 30, 2023
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$24,979,631	$22,898,374
Less accumulated depreciation and amortization	3,557,513	3,291,791
Net property, plant and equipment	21,422,118	19,606,583
Current assets
Cash and cash equivalents	674,620	15,404
Restricted cash and cash equivalents	4,642	3,844
Cash and cash equivalents and restricted cash and cash equivalents	679,262	19,248
Accounts receivable, net	391,551	328,654
Gas stored underground	157,912	245,830
Other current assets	479,840	292,036
Total current assets	1,708,565	885,768
Securitized intangible asset, net (See Note 9)	84,998	92,202
Goodwill	731,257	731,257
Deferred charges and other assets	944,313	1,201,158
	$24,891,251	$22,516,968
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: June 30, 2024 — 155,229,024 shares; September 30, 2023 — 148,492,783 shares	$776	$742
Additional paid-in capital	7,463,334	6,684,120
Accumulated other comprehensive income	510,132	518,528
Retained earnings	4,208,834	3,666,674
Shareholders’ equity	12,183,076	10,870,064
Long-term debt, net	7,785,196	6,554,133
Securitized long-term debt (See Note 9)	81,261	85,078
Total capitalization	20,049,533	17,509,275
Current liabilities
Accounts payable and accrued liabilities	319,361	336,083
Other current liabilities	655,944	763,086
Short-term debt	—	241,933
Current maturities of long-term debt	1,620	1,568
Current maturities of securitized long-term debt (See Note 9)	8,001	9,922
Total current liabilities	984,926	1,352,592
Deferred income taxes	2,549,829	2,304,974
Regulatory excess deferred taxes	195,505	253,212
Regulatory cost of removal obligation	515,629	497,017
Deferred credits and other liabilities	595,829	599,898
	$24,891,251	$22,516,968
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30
	2024	2023
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$633,211	$616,067
Pipeline and storage segment	250,680	208,225
Intersegment eliminations	(182,342)	(161,559)
Total operating revenues	701,549	662,733

Purchased gas cost
Distribution segment	179,510	206,048
Pipeline and storage segment	(19)	(194)
Intersegment eliminations	(182,084)	(161,304)
Total purchased gas cost	(2,593)	44,550

Operation and maintenance expense	211,309	195,049
Depreciation and amortization expense	166,827	150,726
Taxes, other than income	105,739	103,155
Operating income	220,267	169,253
Other non-operating income	19,898	16,170
Interest charges	41,160	31,334
Income before income taxes	199,005	154,089
Income tax expense	33,441	16,282
Net income	$165,564	$137,807
Basic net income per share	$1.08	$0.94
Diluted net income per share	$1.08	$0.94
Cash dividends per share	$0.805	$0.740
Basic weighted average shares outstanding	153,309	146,051
Diluted weighted average shares outstanding	153,396	146,067

Net income	$165,564	$137,807
Other comprehensive income (loss), net of tax
Net unrealized holding losses on available-for-sale securities, net of tax of $(1) and $(35)	(4)	(121)
Cash flow hedges:
Amortization and unrealized gains on interest rate agreements, net of tax of $4,173 and $12,580	14,436	43,527
Total other comprehensive income	14,432	43,406
Total comprehensive income	$179,996	$181,213
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended June 30
	2024	2023
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$3,327,730	$3,556,703
Pipeline and storage segment	685,336	579,278
Intersegment eliminations	(505,823)	(448,266)
Total operating revenues	3,507,243	3,687,715

Purchased gas cost
Distribution segment	1,464,815	1,896,986
Pipeline and storage segment	825	(431)
Intersegment eliminations	(505,069)	(447,545)
Total purchased gas cost	960,571	1,449,010

Operation and maintenance expense	577,553	574,781
Depreciation and amortization expense	496,522	445,063
Taxes, other than income	302,235	305,784
Operating income	1,170,362	913,077
Other non-operating income	54,471	54,767
Interest charges	148,477	105,464
Income before income taxes	1,076,356	862,380
Income tax expense	167,477	95,042
Net income	$908,879	$767,338
Basic net income per share	$6.00	$5.33
Diluted net income per share	$6.00	$5.33
Cash dividends per share	$2.415	$2.220
Basic weighted average shares outstanding	151,459	143,938
Diluted weighted average shares outstanding	151,497	143,998

Net income	$908,879	$767,338
Other comprehensive income (loss), net of tax
Net unrealized holding gains on available-for-sale securities, net of tax of $70 and $29	242	100
Cash flow hedges:
Amortization and unrealized gains (losses) on interest rate agreements, net of tax of $(2,496) and $10,171	(8,638)	35,191
Total other comprehensive income (loss)	(8,396)	35,291
Total comprehensive income	$900,483	$802,629
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30
	2024	2023
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$908,879	$767,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	496,522	445,063
Deferred income taxes	138,658	75,407
Other	(39,418)	(38,360)
Net assets / liabilities from risk management activities	2,292	(1,545)
Net change in Winter Storm Uri current regulatory asset	—	2,021,889
Net change in other operating assets and liabilities	(103,869)	(48,284)
Net cash provided by operating activities	1,403,064	3,221,508
Cash Flows From Investing Activities
Capital expenditures	(2,129,137)	(2,083,486)
Debt and equity securities activities, net	(1,701)	(7,302)
Other, net	11,744	13,469
Net cash used in investing activities	(2,119,094)	(2,077,319)
Cash Flows From Financing Activities
Net decrease in short-term debt	(241,933)	(184,967)
Net proceeds from equity issuances	749,987	671,630
Issuance of common stock through stock purchase and employee retirement plans	11,390	11,660
Proceeds from issuance of long-term debt	1,240,204	797,258
Proceeds from issuance of securitized long-term debt by AEK	—	95,000
Proceeds from term loan	—	2,020,000
Repayment of term loan	—	(2,020,000)
Repayment of long-term debt	—	(2,200,000)
Repayment of securitized long-term debt by AEK	(5,738)	—
Cash dividends paid	(366,719)	(319,074)
Debt issuance costs	(11,147)	(7,864)
Securitized debt issuance costs	—	(1,273)
Net cash provided by (used in) financing activities	1,376,044	(1,137,630)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	660,014	6,559
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	19,248	51,554
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$679,262	$58,113
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2024
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at June 30, 2024, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Summary of Significant Accounting Policies
Basis of Presentation
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Because of seasonal and other factors, the results of operations for the nine-month period ended June 30, 2024 are not indicative of our results of operations for the full 2024 fiscal year, which ends September 30, 2024.
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
Regulatory assets and liabilities as of June 30, 2024 and September 30, 2023 included the following:

	June 30, 2024	September 30, 2023
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$14,033	$20,629
Infrastructure mechanisms (1)	209,609	229,996
Winter Storm Uri incremental costs	12,549	32,115
Deferred gas costs	68,296	148,297
Regulatory excess deferred taxes (2)	50,462	47,549
Recoverable loss on reacquired debt	3,112	3,238
Deferred pipeline record collection costs	42,454	54,008
APT annual System Safety and Integrity Rider	35,721	—
Other	15,288	19,096
	$451,524	$554,928
Regulatory liabilities:
Regulatory excess deferred taxes (2)	$283,073	$384,513
Regulatory cost of removal obligation	605,449	582,867
Deferred gas costs	20,188	23,093
APT annual adjustment mechanism	48,544	49,894
Pension and postretirement benefit costs	199,838	215,913
Other	30,280	28,054
	$1,187,372	$1,284,334

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
Additionally, we deferred $32.4 million in carrying costs incurred after September 1, 2022. Effective October 1, 2023, we began recovering a portion of these carrying costs. We have recorded $6.1 million and $21.2 million as a current asset in other current assets as of June 30, 2024 and September 30, 2023. We anticipate recovering the remaining $6.4 million in future regulatory filings and have recorded this amount as a long-term asset in deferred charges and other assets as of June 30, 2024.

4.    Segment Information

We manage and review our consolidated operations through the following reportable segments:

•The distribution segment is comprised of our regulated natural gas distribution and related sales operations in eight states.
•The pipeline and storage segment is comprised primarily of the regulated pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
Income statements and capital expenditures for the three and nine months ended June 30, 2024 and 2023 by segment are presented in the following tables:

	Three Months Ended June 30, 2024
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$632,446	$69,103	$—	$701,549
Intersegment revenues	765	181,577	(182,342)	—
Total operating revenues	633,211	250,680	(182,342)	701,549
Purchased gas cost	179,510	(19)	(182,084)	(2,593)
Operation and maintenance expense	153,140	58,427	(258)	211,309
Depreciation and amortization expense	122,912	43,915	—	166,827
Taxes, other than income	94,527	11,212	—	105,739
Operating income	83,122	137,145	—	220,267
Other non-operating income	11,452	8,446	—	19,898
Interest charges	22,550	18,610	—	41,160
Income before income taxes	72,024	126,981	—	199,005
Income tax expense	6,175	27,266	—	33,441
Net income	$65,849	$99,715	$—	$165,564
Capital expenditures	$587,062	$126,549	$—	$713,611

	Three Months Ended June 30, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$615,259	$47,474	$—	$662,733
Intersegment revenues	808	160,751	(161,559)	—
Total operating revenues	616,067	208,225	(161,559)	662,733
Purchased gas cost	206,048	(194)	(161,304)	44,550
Operation and maintenance expense	138,351	56,953	(255)	195,049
Depreciation and amortization expense	107,809	42,917	—	150,726
Taxes, other than income	92,180	10,975	—	103,155
Operating income	71,679	97,574	—	169,253
Other non-operating income	6,695	9,475	—	16,170
Interest charges	16,146	15,188	—	31,334
Income before income taxes	62,228	91,861	—	154,089
Income tax expense	2,589	13,693	—	16,282
Net income	$59,639	$78,168	$—	$137,807
Capital expenditures	$512,585	$155,552	$—	$668,137

	Nine Months Ended June 30, 2024
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$3,325,459	$181,784	$—	$3,507,243
Intersegment revenues	2,271	503,552	(505,823)	—
Total operating revenues	3,327,730	685,336	(505,823)	3,507,243
Purchased gas cost	1,464,815	825	(505,069)	960,571
Operation and maintenance expense	435,711	142,596	(754)	577,553
Depreciation and amortization expense	363,981	132,541	—	496,522
Taxes, other than income	273,430	28,805	—	302,235
Operating income	789,793	380,569	—	1,170,362
Other non-operating income	26,650	27,821	—	54,471
Interest charges	93,915	54,562	—	148,477
Income before income taxes	722,528	353,828	—	1,076,356
Income tax expense	92,550	74,927	—	167,477
Net income	$629,978	$278,901	$—	$908,879
Capital expenditures	$1,659,217	$469,920	$—	$2,129,137

	Nine Months Ended June 30, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$3,554,389	$133,326	$—	$3,687,715
Intersegment revenues	2,314	445,952	(448,266)	—
Total operating revenues	3,556,703	579,278	(448,266)	3,687,715
Purchased gas cost	1,896,986	(431)	(447,545)	1,449,010
Operation and maintenance expense	426,173	149,329	(721)	574,781
Depreciation and amortization expense	319,783	125,280	—	445,063
Taxes, other than income	275,002	30,782	—	305,784
Operating income	638,759	274,318	—	913,077
Other non-operating income	20,934	33,833	—	54,767
Interest charges	60,405	45,059	—	105,464
Income before income taxes	599,288	263,092	—	862,380
Income tax expense	56,707	38,335	—	95,042
Net income	$542,581	$224,757	$—	$767,338
Capital expenditures	$1,381,118	$702,368	$—	$2,083,486
Balance sheet information at June 30, 2024 and September 30, 2023 by segment is presented in the following tables:

	June 30, 2024
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$15,855,074	$5,567,044	$—	$21,422,118
Total assets	$24,067,602	$5,901,759	$(5,078,110)	$24,891,251

	September 30, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$14,402,578	$5,204,005	$—	$19,606,583
Total assets	$21,716,467	$5,504,972	$(4,704,471)	$22,516,968

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

Basic and diluted earnings per share for the three and nine months ended June 30, 2024 and 2023 are calculated as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$165,564	$137,807	$908,879	$767,338
Less: Income allocated to participating securities	87	83	490	482
Income available to common shareholders	$165,477	$137,724	$908,389	$766,856
Basic weighted average shares outstanding	153,309	146,051	151,459	143,938
Net income per share — Basic	$1.08	$0.94	$6.00	$5.33
Diluted Earnings Per Share
Income available to common shareholders	$165,477	$137,724	$908,389	$766,856
Effect of dilutive shares	—	—	—	—
Income available to common shareholders	$165,477	$137,724	$908,389	$766,856
Basic weighted average shares outstanding	153,309	146,051	151,459	143,938
Dilutive shares	87	16	38	60
Diluted weighted average shares outstanding	153,396	146,067	151,497	143,998
Net income per share — Diluted	$1.08	$0.94	$6.00	$5.33

6.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three and nine months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$384,957	$—	$380,099	$—
Commercial	169,508	—	165,930	—
Industrial	21,160	—	23,533	—
Public authority and other	8,177	—	8,562	—
Total gas sales revenues	583,802	—	578,124	—
Transportation revenues	30,773	260,779	27,988	212,322
Miscellaneous revenues	2,681	7,592	2,706	4,397
Revenues from contracts with customers	617,256	268,371	608,818	216,719
Alternative revenue program revenues	11,997	(17,691)	6,772	(8,494)
Other revenues	3,958	—	477	—
Total operating revenues	$633,211	$250,680	$616,067	$208,225

	Nine Months Ended June 30, 2024		Nine Months Ended June 30, 2023
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$2,177,935	$—	$2,276,240	$—
Commercial	851,462	—	953,409	—
Industrial	79,810	—	127,792	—
Public authority and other	43,881	—	54,074	—
Total gas sales revenues	3,153,088	—	3,411,515	—
Transportation revenues	102,147	699,243	93,661	597,822
Miscellaneous revenues	9,048	12,796	7,650	8,271
Revenues from contracts with customers	3,264,283	712,039	3,512,826	606,093
Alternative revenue program revenues	51,713	(26,703)	42,360	(26,815)
Other revenues	11,734	—	1,517	—
Total operating revenues	$3,327,730	$685,336	$3,556,703	$579,278
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
Accounts receivable and allowance for uncollectible accounts
Accounts receivable arise from natural gas sales to residential, commercial, industrial, public authority and other customers. Our accounts receivable balance includes unbilled amounts which represent a customer’s consumption of gas from the date of the last cycle billing through the last day of the month. Our policy related to the accounting for our accounts receivable and allowance for uncollectible accounts is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. During the nine months ended June 30, 2024, there were no material changes to this policy. Rollforwards of our allowance for uncollectible accounts for the three and nine months ended June 30, 2024 and 2023 are presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 88 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.
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

Three Months Ended June 30, 2024
(In thousands)
Beginning balance, March 31, 2024	$42,705
Current period provisions	3,575
Write-offs charged against allowance	(4,407)
Recoveries of amounts previously written off	286
Ending balance, June 30, 2024	$42,159

Three Months Ended June 30, 2023
(In thousands)
Beginning balance, March 31, 2023	$52,751
Current period provisions	1,758
Write-offs charged against allowance	(5,902)
Recoveries of amounts previously written off	294
Ending balance, June 30, 2023	$48,901

Nine Months Ended June 30, 2024
(In thousands)
Beginning balance, September 30, 2023	$40,840
Current period provisions	23,122
Write-offs charged against allowance	(19,023)
Recoveries of amounts previously written off	1,412
Mississippi recovery of uncollectible accounts	(4,192)
Ending balance, June 30, 2024	$42,159

Nine Months Ended June 30, 2023
(In thousands)
Beginning balance, September 30, 2022	$49,993
Current period provisions	22,000
Write-offs charged against allowance	(24,656)
Recoveries of amounts previously written off	1,564
Ending balance, June 30, 2023	$48,901

7.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Other than as described below, there were no material changes in the terms of our debt instruments during the nine months ended June 30, 2024.
Long-term debt at June 30, 2024 and September 30, 2023 consisted of the following:

	June 30, 2024	September 30, 2023
	(In thousands)
Unsecured 3.00% Senior Notes, due June 2027	$500,000	$500,000
Unsecured 2.625% Senior Notes, due September 2029	500,000	500,000
Unsecured 1.50% Senior Notes, due January 2031	600,000	600,000
Unsecured 5.45% Senior Notes, due October 2032	300,000	300,000
Unsecured 5.90% Senior Notes, due October 2033	725,000	—
Unsecured 5.95% Senior Notes, due October 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due June 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due January 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due October 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due October 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due March 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due September 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due February 2052	600,000	600,000
Unsecured 5.75% Senior Notes, due October 2052	500,000	500,000
Unsecured 6.20% Senior Notes, due October 2053	500,000	—
Medium-term note Series A, 1995-1, 6.67%, due December 2025	10,000	10,000
Unsecured 6.75% Debentures, due July 2028	150,000	150,000
Finance lease obligations	49,283	50,393
Total long-term debt	7,834,283	6,610,393
Less:
Original issue (premium) discount on unsecured senior notes and debentures	(9,418)	6,104
Debt issuance cost	56,885	48,588
Current maturities of long-term debt	1,620	1,568
Total long-term debt, net	$7,785,196	$6,554,133
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
On June 21, 2024, we completed a public offering of $325 million of 5.90% senior notes due October 2033, with an effective interest rate of 5.17%, after giving effect to the estimated offering costs. The net proceeds from the offering, after the underwriting discount and offering expenses as of June 30, 2024, of $339.7 million were used for general corporate purposes.
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
Our commercial paper program is supported by a five-year unsecured $1.5 billion credit facility that was replaced on March 28, 2024, with a new five-year senior unsecured $1.5 billion credit facility that expires on March 28, 2029. This new facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At June 30, 2024, there were no amounts outstanding under our commercial paper program. At September 30, 2023, there was $241.9 million outstanding under our commercial paper program.
We also had a $900 million three-year unsecured revolving credit facility, which was replaced on March 28, 2024, with a new $1.5 billion three-year senior unsecured credit facility, which expires March 28, 2027 and is used to provide additional working capital funding. This new facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At June 30, 2024 and September 30, 2023, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2024 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of June 30, 2024 and September 30, 2023.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed March 31, 2024 and is used to issue letters of credit and to provide working capital funding. At June 30, 2024, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At June 30, 2024, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 40 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of June 30, 2024. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

8.    Shareholders' Equity
The following tables present a reconciliation of changes in stockholders' equity for the three and nine months ended June 30, 2024 and 2023.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2023	148,492,783	$742	$6,684,120	$518,528	$3,666,674	$10,870,064
Net income	—	—	—	—	311,292	311,292
Other comprehensive loss	—	—	—	(49,936)	—	(49,936)
Cash dividends ($0.805 per share)	—	—	—	—	(119,898)	(119,898)
Common stock issued:
Public and other stock offerings	2,177,864	11	257,757	—	—	257,768
Stock-based compensation plans	163,750	1	3,918	—	—	3,919
Balance, December 31, 2023	150,834,397	754	6,945,795	468,592	3,858,068	11,273,209
Net income	—	—	—	—	432,023	432,023
Other comprehensive income	—	—	—	27,108	—	27,108
Cash dividends ($0.805 per share)	—	—	—	—	(121,667)	(121,667)
Common stock issued:
Public and other stock offerings	34,687	—	4,025	—	—	4,025
Stock-based compensation plans	5,468	—	3,941	—	—	3,941
Balance, March 31, 2024	150,874,552	754	6,953,761	495,700	4,168,424	11,618,639
Net income	—	—	—	—	165,564	165,564
Other comprehensive income	—	—	—	14,432	—	14,432
Cash dividends ($0.805 per share)	—	—	—	—	(125,154)	(125,154)
Common stock issued:
Public and other stock offerings	4,288,217	22	499,562	—	—	499,584
Stock-based compensation plans	66,255	—	10,011	—	—	10,011
Balance, June 30, 2024	155,229,024	$776	$7,463,334	$510,132	$4,208,834	$12,183,076

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2022	140,896,598	$704	$5,838,118	$369,112	$3,211,157	$9,419,091
Net income	—	—	—	—	271,860	271,860
Other comprehensive income	—	—	—	22,218	—	22,218
Cash dividends ($0.74 per share)	—	—	—	—	(104,552)	(104,552)
Common stock issued:
Public and other stock offerings	2,147,210	11	223,768	—	—	223,779
Stock-based compensation plans	111,953	1	3,877	—	—	3,878
Balance, December 31, 2022	143,155,761	716	6,065,763	391,330	3,378,465	9,836,274
Net income	—	—	—	—	357,671	357,671
Other comprehensive loss	—	—	—	(30,333)	—	(30,333)
Cash dividends ($0.74 per share)	—	—	—	—	(106,173)	(106,173)
Common stock issued:
Public and other stock offerings	1,316,930	6	143,808	—	—	143,814
Stock-based compensation plans	11,959	—	3,952	—	—	3,952
Balance, March 31, 2023	144,484,650	722	6,213,523	360,997	3,629,963	10,205,205
Net income	—	—	—	—	137,807	137,807
Other comprehensive income	—	—	—	43,406	—	43,406
Cash dividends ($0.74 per share)	—	—	—	—	(108,349)	(108,349)
Common stock issued:
Public and other stock offerings	2,754,533	15	315,682	—	—	315,697
Stock-based compensation plans	65,355	—	8,615	—	—	8,615
Balance, June 30, 2023	147,304,538	$737	$6,537,820	$404,403	$3,659,421	$10,602,381
Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
We have a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities, which expires March 31, 2026. At June 30, 2024, $1.8 billion of securities were available for issuance under this shelf registration statement.
On May 8, 2024, we filed a prospectus supplement under the shelf registration statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion through March 31, 2026 (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program). This ATM equity sales program replaced our previous ATM equity sales program, filed on March 31, 2023.
During the nine months ended June 30, 2024, we executed forward sales under our ATM equity sales program with various forward sellers who borrowed and sold 7,224,450 shares of our common stock at an aggregate price of $833.2 million. During the nine months ended June 30, 2024, we also settled forward sale agreements with respect to 6,401,469 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $750.0 million. As of June 30, 2024, $845.7 million of equity was available for issuance under our existing ATM program. Additionally, we had $550.7 million in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In thousands)	Forward Price
June 30, 2025	3,931,418	$450,884	$114.69
September 30, 2025	815,655	95,523	$117.11
December 31, 2025	36,933	4,328	$117.18
Total	4,784,006	$550,735	$115.12

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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2023	$(369)	$518,897	$518,528
Other comprehensive income (loss) before reclassifications	242	(1,165)	(923)
Amounts reclassified from accumulated other comprehensive income	—	(7,473)	(7,473)
Net current-period other comprehensive income (loss)	242	(8,638)	(8,396)
June 30, 2024	$(127)	$510,259	$510,132

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2022	$(495)	$369,607	$369,112
Other comprehensive income before reclassifications	100	36,781	36,881
Amounts reclassified from accumulated other comprehensive income	—	(1,590)	(1,590)
Net current-period other comprehensive income	100	35,191	35,291
June 30, 2023	$(395)	$404,798	$404,403

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
AEK is considered to be a variable interest entity. As a result, AEK is included in the condensed consolidated financial statements of Atmos Energy.
The following table summarizes the impact of AEK on our condensed consolidated balance sheets, for the periods indicated:

	June 30, 2024	September 30, 2023
	(In thousands)
Restricted cash and cash equivalents	$4,642	$3,844
Other current assets	$14	$11
Securitized intangible asset, net	$84,998	$92,202
Accrued interest	$1,534	$1,374
Current maturities of securitized long-term debt	$8,001	$9,922
Securitized long-term debt	$81,261	$85,078
The following table summarizes the impact of AEK on our condensed consolidated statement of comprehensive income, for the period indicated:

	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2024

Operating revenues	$3,463	$10,265
Operation and maintenance expense	(52)	(276)
Amortization expense	(2,292)	(6,561)
Interest expense, net	(1,119)	(3,428)
Income before income taxes	$—	$—
There were no material impacts to the condensed consolidated statements of comprehensive income for the three and nine months ended June 30, 2023.

The securitized long-term debt is recorded at carrying value. The fair value of the securitized long-term debt is determined using third party market value quotations, which are considered Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value and fair value of the securitized long-term debt as of June 30, 2024 is $89.3 million and $89.2 million.

10.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and nine months ended June 30, 2024 and 2023 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.
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

	Three Months Ended June 30
	Pension Benefits		Other Benefits
	2024	2023	2024	2023
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,405	$2,915	$1,507	$1,546
Interest cost (1)	7,430	7,265	3,509	3,478
Expected return on assets (1)	(7,202)	(7,278)	(3,128)	(2,804)
Amortization of prior service cost (credit) (1)	—	(30)	(3,260)	(3,285)
Amortization of actuarial (gain) loss (1)	97	178	(2,718)	(1,863)
Settlements (1)	—	1,030	—	—
Net periodic pension cost	$2,730	$4,080	$(4,090)	$(2,928)

	Nine Months Ended June 30
	Pension Benefits		Other Benefits
	2024	2023	2024	2023
	(In thousands)
Components of net periodic pension cost:
Service cost	$7,199	$8,731	$4,521	$4,637
Interest cost (1)	22,356	21,915	10,526	10,433
Expected return on assets (1)	(21,606)	(21,835)	(9,383)	(8,411)
Amortization of prior service cost (credit) (1)	—	(91)	(9,780)	(9,856)
Amortization of actuarial (gain) loss (1)	313	506	(8,154)	(5,589)
Settlements (1)	776	1,030	—	—
Net periodic pension cost	$9,038	$10,256	$(12,270)	$(8,786)

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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices under contracts indexed to natural gas hubs or fixed price contracts. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. At June 30, 2024, we were committed to purchase 67.8 Bcf within one year and 31.5 Bcf within two to three years under indexed contracts. At June 30, 2024, we were committed to purchase 12.8 Bcf within one year under fixed price contracts with a weighted average price of $3.06 per Mcf.
Rate Regulatory Proceedings
As of June 30, 2024, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the nine months ended June 30, 2024.

12.    Income Taxes
Income Tax Expense
Our interim effective tax rates reflect the estimated annual effective tax rates for the fiscal years ended September 30, 2024 and 2023, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2024 and 2023 were 16.8% and 10.6% and for the nine months ended June 30, 2024 and 2023 were 15.6% and 11.0%. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the amortization of excess deferred federal income tax liabilities, tax credits, state income taxes and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the TCJA) and a Kansas legislative change enacted in fiscal 2020. Currently, the regulatory excess net deferred tax liability of $232.6 million is being returned over various periods. Of this amount, $180.0 million is being returned to customers over 12 - 60 months. An additional $51.6 million is being returned to customers on a provisional basis over 15 - 69 years until our regulators establish the final refund periods. The refund of the remaining $1.0 million will be addressed in future rate proceedings.
As of June 30, 2024 and September 30, 2023, $87.6 million and $131.3 million is recorded in other current liabilities.

13.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. During the nine months ended June 30, 2024, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.
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
The following table summarizes our existing forward starting interest rate swaps as of June 30, 2024. These swaps were designated as cash flow hedges at the time the agreements were executed.

Planned Debt Issuance Date	Amount Hedged
(In thousands)
Fiscal 2025	$600,000
Fiscal 2026	300,000
$900,000
Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and statements of comprehensive income.
As of June 30, 2024, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of June 30, 2024, we had 15,455 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of June 30, 2024 and September 30, 2023. The gross amounts of recognized assets and liabilities are netted within our condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, as of June 30, 2024 and September 30, 2023, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

		June 30, 2024
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Other current assets / Other current liabilities	$273,551	$—
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	104,049	—
Total		377,600	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	2,349	(5,928)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	1,271	(49)
Total		3,620	(5,977)
Gross / Net Financial Instruments		$381,220	$(5,977)

		September 30, 2023
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$379,101	$—
Total		379,101	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	4,071	(14,584)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	2,492	(824)
Total		6,563	(15,408)
Gross / Net Financial Instruments		$385,664	$(15,408)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net (gain) loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended June 30, 2024 and 2023 was $(3.2) million and $(0.7) million and for the nine months ended June 30, 2024 and 2023 was $(9.6) million and $(2.1) million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and nine months ended June 30, 2024 and 2023.

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$16,926	$44,057	$(1,165)	$36,781
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	(2,490)	(530)	(7,473)	(1,590)
Total other comprehensive income (loss) from hedging, net of tax	$14,436	$43,527	$(8,638)	$35,191
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of June 30, 2024, we had $217.3 million of net realized gains in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net gains recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2053. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$9,965
Thereafter	207,359
Total	$217,324

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

14.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and short-term debt at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. During the nine months ended June 30, 2024, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and September 30, 2023. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	June 30, 2024
	(In thousands)
Assets:
Financial instruments	$—	$381,220	$—	$—	$381,220
Debt and equity securities
Registered investment companies	26,948	—	—	—	26,948
Bond mutual funds	39,253	—	—	—	39,253
Bonds (2)	—	38,369	—	—	38,369
Money market funds	—	3,791	—	—	3,791
Total debt and equity securities	66,201	42,160	—	—	108,361
Total assets	$66,201	$423,380	$—	$—	$489,581
Liabilities:
Financial instruments	$—	$5,977	$—	$—	$5,977

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2023
	(In thousands)
Assets:
Financial instruments	$—	$385,664	$—	$—	$385,664
Debt and equity securities
Registered investment companies	26,685	—	—	—	26,685
Bond mutual funds	37,573	—	—	—	37,573
Bonds (2)	—	35,507	—	—	35,507
Money market funds	—	4,837	—	—	4,837
Total debt and equity securities	64,258	40,344	—	—	104,602
Total assets	$64,258	$426,008	$—	$—	$490,266
Liabilities:
Financial instruments	$—	$15,408	$—	$—	$15,408

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns and any intent to sell the security. As of June 30, 2024, no allowance for credit losses was recorded for our available-for-sale debt securities. At June 30, 2024 and September 30, 2023, the amortized cost of our available-for-sale debt securities was $38.5 million and $36.0 million. At June 30, 2024, we maintained investments in bonds that have contractual maturity dates ranging from July 2024 through September 2027.

Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023
	(In thousands)
Carrying Amount	$7,785,000	$6,560,000
Fair Value	$6,892,431	$5,402,591

15.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. During the nine months ended June 30, 2024, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of June 30, 2024, the related condensed consolidated statements of comprehensive income for the three and nine month periods ended June 30, 2024 and 2023, the condensed consolidated statements of cash flows for the nine month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
August 7, 2024

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at June 30, 2024 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

We manage and review our consolidated operations through the following reportable segments:

•The distribution segment is comprised of our regulated natural gas distribution and related sales operations in eight states.
•The pipeline and storage segment is comprised primarily of the regulated pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana.

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
•Regulation
•Pension and other postretirement plans
•Impairment assessments
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the nine months ended June 30, 2024.
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
During the nine months ended June 30, 2024, we recorded net income of $908.9 million, or $6.00 per diluted share, compared to net income of $767.3 million, or $5.33 per diluted share for the nine months ended June 30, 2023.
The 18 percent year-over-year increase in net income largely reflects positive rate outcomes driven by safety and reliability spending and lower bad debt expense. Additionally, our fiscal 2024 year to date results were favorably impacted by $17.9 million as a result of legislation that became effective during the first quarter of fiscal 2024 to reduce property tax expenses in Texas. These increases were partially offset by increased depreciation expense and higher interest expense.
During the nine months ended June 30, 2024, we implemented, or received approval to implement, ratemaking regulatory actions which resulted in an increase in annual operating income of $340.6 million. Additionally, as of June 30, 2024, we had ratemaking efforts in progress seeking a total increase in annual operating income of $176.5 million.
Capital expenditures for the nine months ended June 30, 2024 were $2,129.1 million. Approximately 82 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the nine months ended June 30, 2024, we completed approximately $2.0 billion of long-term debt and equity financing. As of June 30, 2024, our equity capitalization was 61.0 percent. As of June 30, 2024, we had approximately $4.3 billion in total liquidity, consisting of $674.6 million in cash and cash equivalents, $550.7 million in funds available through equity forward sales agreements and $3,094.4 million in undrawn capacity under our credit facilities.
The following discusses the results of operations for each of our operating segments.
Distribution Segment
The distribution segment is comprised of our regulated natural gas distribution and related sales operations in eight states. The primary factors that impact the results of this segment are our ability to earn our authorized rates of return, competitive factors in the energy industry and economic conditions in our service areas.
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
Three Months Ended June 30, 2024 compared with Three Months Ended June 30, 2023
Financial and operational highlights for our distribution segment for the three months ended June 30, 2024 and 2023 are presented below.

	Three Months Ended June 30
	2024	2023	Change
	(In thousands, unless otherwise noted)
Operating revenues	$633,211	$616,067	$17,144
Purchased gas cost	179,510	206,048	(26,538)
Operating expenses	370,579	338,340	32,239
Operating income	83,122	71,679	11,443
Other non-operating income	11,452	6,695	4,757
Interest charges	22,550	16,146	6,404
Income before income taxes	72,024	62,228	9,796
Income tax expense	6,175	2,589	3,586
Net income	$65,849	$59,639	$6,210
Consolidated distribution sales volumes — MMcf	37,863	41,550	(3,687)
Consolidated distribution transportation volumes — MMcf	34,562	33,722	840
Total consolidated distribution throughput — MMcf	72,425	75,272	(2,847)
Consolidated distribution average cost of gas per Mcf sold	$4.74	$4.96	$(0.22)
Operating income for our distribution segment increased 16.0 percent. Key drivers for the change in operating income include:
•a $30.6 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $5.3 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.

•a $6.8 million decrease in refunds of excess deferred taxes to customers, which is partially offset in income tax expense.
Partially offset by:
•a $15.1 million increase in depreciation expense associated with increased capital investments.
•a $14.8 million increase in operation and maintenance expense primarily due to higher employee-related and other administrative costs.
Interest charges increased $6.4 million primarily due to the issuance of long-term debt during fiscal 2024.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended June 30, 2024 and 2023. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended June 30
	2024	2023	Change
	(In thousands)
Mid-Tex	$42,820	$37,608	$5,212
Kentucky/Mid-States	13,615	12,811	804
Louisiana	14,167	10,415	3,752
West Texas	4,186	2,811	1,375
Mississippi	6,309	7,131	(822)
Colorado-Kansas	2,925	3,014	(89)
Other	(900)	(2,111)	1,211
Total	$83,122	$71,679	$11,443
Nine Months Ended June 30, 2024 compared with Nine Months Ended June 30, 2023
Financial and operational highlights for our distribution segment for the nine months ended June 30, 2024 and 2023 are presented below.

	Nine Months Ended June 30
	2024	2023	Change
	(In thousands, unless otherwise noted)
Operating revenues	$3,327,730	$3,556,703	$(228,973)
Purchased gas cost	1,464,815	1,896,986	(432,171)
Operating expenses	1,073,122	1,020,958	52,164
Operating income	789,793	638,759	151,034
Other non-operating income	26,650	20,934	5,716
Interest charges	93,915	60,405	33,510
Income before income taxes	722,528	599,288	123,240
Income tax expense	92,550	56,707	35,843
Net income	$629,978	$542,581	$87,397
Consolidated distribution sales volumes — MMcf	252,116	259,359	(7,243)
Consolidated distribution transportation volumes — MMcf	119,755	117,699	2,056
Total consolidated distribution throughput — MMcf	371,871	377,058	(5,187)
Consolidated distribution average cost of gas per Mcf sold	$5.81	$7.31	$(1.50)
Operating income for our distribution segment increased 23.6 percent. Key drivers for the change in operating income include:
•a $185.8 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $17.8 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.

•an $11.6 million decrease in bad debt expense, as discussed in Note 6 to the condensed consolidated financial statements.
•an $8.5 million increase due to lower line locate spending and timing of other activities.
•a $0.9 million decrease in property taxes, which is inclusive of a $13.4 million decrease related to the Texas property tax legislation discussed above.
Partially offset by:
•a $44.2 million increase in depreciation expense associated with increased capital investments.
•a $10.7 million increase in refunds of excess deferred taxes to customers, which is partially offset in income tax expense.
•a $12.4 million increase in employee-related costs.
•a $17.2 million increase in other operation and maintenance expense, including higher insurance premiums and software maintenance costs.
Interest charges increased $33.5 million primarily due to the issuance of long-term debt during fiscal 2024. The increase in interest charges is also due to the amortization of the Texas regulatory asset that is discussed in Note 3 to the condensed consolidated financial statements. However, this increase is offset by a corresponding increase in revenue resulting in no impact to net income.
The following table shows our operating income by distribution division, in order of total rate base, for the nine months ended June 30, 2024 and 2023. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Nine Months Ended June 30
	2024	2023	Change
	(In thousands)
Mid-Tex	$424,027	$315,140	$108,887
Kentucky/Mid-States	83,049	78,299	4,750
Louisiana	77,676	69,092	8,584
West Texas	70,096	59,560	10,536
Mississippi	97,610	76,736	20,874
Colorado-Kansas	44,389	41,833	2,556
Other	(7,054)	(1,901)	(5,153)
Total	$789,793	$638,759	$151,034
Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first nine months of fiscal 2024, we implemented, or received approval to implement, regulatory proceedings, resulting in a $231.1 million increase in annual operating income as summarized below. Our ratemaking outcomes include the refund (return) of excess deferred income taxes (EDIT) resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit. Excluding these amounts, our total rate outcomes for ratemaking activities for the nine months ended June 30, 2024 were $210.7 million.

Rate Action	Annual Increase (Decrease) in Operating Income	EDIT Impact	Annual Increase (Decrease) in Operating Income Excluding EDIT
	(In thousands)
Annual formula rate mechanisms	$229,678	$(19,529)	$210,149
Rate case filings	2,434	(939)	1,495
Other rate activity	(971)	—	(971)
	$231,141	$(20,468)	$210,673

The following ratemaking efforts seeking $176.5 million in increased annual operating income were in progress as of June 30, 2024:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Kentucky/Mid-States	Infrastructure Mechanism	Virginia	$748
Louisiana	Formula Rate Mechanism	Louisiana (1)	35,645
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities	133,414
West Texas	Formula Rate Mechanism	West Texas Cities	6,709
			$176,516
(1)    The Company implemented the requested amount with rates effective July 1, 2024 and anticipates receiving final commission approval during the fourth quarter of fiscal 2024.

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

The following annual formula rate mechanisms were approved during the nine months ended June 30, 2024:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	EDIT Impact	Increase in Annual Operating Income Excluding EDIT	Effective Date
			(In thousands)
2024 Filings:
Mid-Tex	ATM Cities	12/31/2023	$17,104	$—	$17,104	06/07/2024
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/31/2023	7,344	—	7,344	06/07/2024
Kentucky/Mid-States	Tennessee ARM	09/30/2023	18,570	(4,348)	14,222	06/01/2024
Mid-Tex	DARR	09/30/2023	37,809	(14,782)	23,027	06/01/2024
West Texas	Triangle	12/31/2023	1,300	—	1,300	06/01/2024
West Texas	Environs	12/31/2023	1,379	—	1,379	06/01/2024
Mid-Tex	Environs	12/31/2023	8,529	—	8,529	06/01/2024
Colorado-Kansas	Kansas SIP	12/31/2023	708	—	708	04/01/2024
Colorado-Kansas	Colorado SSIR	12/31/2024	2,017	—	2,017	01/01/2024
Mississippi	Mississippi - SIR	10/31/2024	10,969	—	10,969	12/01/2023
Mississippi	Mississippi - SRF	10/31/2024	11,539	(472)	11,067	12/01/2023
Colorado-Kansas	Kansas GSRS	09/30/2023	1,752	—	1,752	11/02/2023
Kentucky/Mid-States	Kentucky PRP	09/30/2024	2,906	—	2,906	10/01/2023
Mid-Tex	Mid-Tex Cities RRM	12/31/2022	98,585	185	98,770	10/01/2023
West Texas	West Texas Cities RRM	12/31/2022	8,594	(112)	8,482	10/01/2023
Kentucky/Mid-States	Virginia - SAVE	09/30/2024	573	—	573	10/01/2023
Total 2024 Filings			$229,678	$(19,529)	$210,149
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. The following table summarizes the rate cases completed in our distribution segment during the nine months ended June 30, 2024.

Division	State	Increase in Annual Operating Income	EDIT Impact	Increase in Annual Operating Income Excluding EDIT	Effective Date
		(In thousands)
2024 Rate Case Filings:
Kentucky/Mid-States	Virginia	$2,434	$(939)	$1,495	12/01/2023
Total 2024 Rate Case Filings		$2,434	$(939)	$1,495

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the nine months ended June 30, 2024.

Division	Jurisdiction	Rate Activity	Change in Annual Operating Income	Effective Date
			(In thousands)
2024 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$(971)	02/01/2024
Total 2024 Other Rate Activity			$(971)
(1)    The Ad Valorem filing relates to property taxes that are either over or undercollected compared to the amount included in our Kansas service area's base rate.
Pipeline and Storage Segment
Our pipeline and storage segment consists of the regulated pipeline and storage operations of our Atmos Pipeline–Texas Division (APT) and our natural gas transmission operations in Louisiana. APT is one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas producing areas of central, northern and eastern Texas, extending into or near the major producing areas of the Barnett Shale, the Texas Gulf Coast and the Permian Basin of West Texas. APT provides transportation and storage services to our Mid-Tex Division, other third-party local distribution companies, industrial and electric generation customers, as well as marketers and producers. Over 80 percent of this segment’s revenues are derived from these APT services. These revenues are subject to traditional ratemaking governed by the Texas Railroad Commission (RRC). As part of its pipeline operations, APT owns and operates five underground storage facilities in Texas.
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 27, 2024, APT made a GRIP filing that covered changes in net property, plant and equipment investments from January 1, 2023 through December 31, 2023 with a requested increase in operating income of $82.4 million. On May 14, 2024, the RRC approved the Company's GRIP filing.
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
As part of our statement of intent settlement in December 2023, APT is now allowed to file an annual System Safety and Integrity Rider (Rider SSI) compliance filing that allows APT to recover certain system safety and integrity costs incurred each year. Costs above the benchmark are deferred onto the balance sheet as incurred. The revenue and expense are recognized after review and approval by the RRC which results in no impact to operating income. On June 14, 2024, APT made its first Rider

SSI filing that covered certain costs from January 1, 2023 through March 31, 2024 with a requested increase in operating revenue of $18.7 million.
The demand fee our Louisiana natural gas transmission pipeline charges to our Louisiana distribution division increases five percent annually and has been approved by the Louisiana Public Service Commission until September 30, 2027.
Three Months Ended June 30, 2024 compared with Three Months Ended June 30, 2023
Financial and operational highlights for our pipeline and storage segment for the three months ended June 30, 2024 and 2023 are presented below.

	Three Months Ended June 30
	2024	2023	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$189,069	$164,587	$24,482
Third-party transportation revenue	55,420	39,800	15,620
Other revenue	6,191	3,838	2,353
Total operating revenues	250,680	208,225	42,455
Total purchased gas cost	(19)	(194)	175
Operating expenses	113,554	110,845	2,709
Operating income	137,145	97,574	39,571
Other non-operating income	8,446	9,475	(1,029)
Interest charges	18,610	15,188	3,422
Income before income taxes	126,981	91,861	35,120
Income tax expense	27,266	13,693	13,573
Net income	$99,715	$78,168	$21,547
Gross pipeline transportation volumes — MMcf	193,766	205,046	(11,280)
Consolidated pipeline transportation volumes — MMcf	162,334	172,266	(9,932)
Operating income for our pipeline and storage segment increased 40.6 percent. Key drivers for the change in operating income include:
•a $16.0 million increase primarily due to rate adjustments from the GRIP filing approved in May 2024 and the rate case approved in December 2023.
•an $11.0 million increase in APT's through-system activities primarily associated with increased spreads.
•a $9.3 million decrease in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
•a $4.1 million increase due to higher capacity contracted by tariff-based customers due to their increased peak day demand.
Nine Months Ended June 30, 2024 compared with Nine Months Ended June 30, 2023
Financial and operational highlights for our pipeline and storage segment for the nine months ended June 30, 2024 and 2023 are presented below.

	Nine Months Ended June 30
	2024	2023	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$526,200	$457,592	$68,608
Third-party transportation revenue	147,926	114,747	33,179
Other revenue	11,210	6,939	4,271
Total operating revenues	685,336	579,278	106,058
Total purchased gas cost	825	(431)	1,256
Operating expenses	303,942	305,391	(1,449)
Operating income	380,569	274,318	106,251
Other non-operating income	27,821	33,833	(6,012)
Interest charges	54,562	45,059	9,503
Income before income taxes	353,828	263,092	90,736
Income tax expense	74,927	38,335	36,592
Net income	$278,901	$224,757	$54,144
Gross pipeline transportation volumes — MMcf	622,747	613,957	8,790
Consolidated pipeline transportation volumes — MMcf	452,770	440,015	12,755
Operating income for our pipeline and storage segment increased 38.7 percent. Key drivers for the change in operating income include:
•a $52.4 million increase primarily due to rate adjustments from the GRIP filings approved in May 2023 and 2024, and the rate case approved in December 2023.
•a $15.3 million increase primarily due to timing of pipeline inspection spending.
•an $18.5 million net increase in APT's through-system activities primarily associated with increased spreads.
•an $18.6 million decrease in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
•a $10.4 million increase due to higher capacity contracted by tariff-based customers due to their increased peak day demand.
•a $2.8 million decrease in property taxes, which is inclusive of a $4.5 million decrease related to the Texas property tax legislation discussed above.
Partially offset by:
•a $7.3 million increase in depreciation expense associated with increased capital investments.
Interest charges increased $9.5 million primarily due to the issuance of long-term debt during fiscal 2024.
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
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities, which expires March 31, 2026. As of June 30, 2024, $1.8 billion of securities were available for issuance under this shelf registration statement.
On May 8, 2024, we filed a prospectus supplement under the shelf registration statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion through March 31, 2026 (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires March 31, 2026. This ATM equity sales program replaced our previous ATM equity sales program, filed on March 31, 2023. As of June 30, 2024, $845.7 million of equity was available for issuance under our existing ATM equity sales program. Additionally, as of June 30, 2024, we had

$550.7 million in available proceeds from outstanding forward sale agreements. Additional details are summarized in Note 8 to the condensed consolidated financial statements.
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2024. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table summarizes our existing forward starting interest rate swaps as of June 30, 2024.

Planned Debt Issuance Date	Amount Hedged	Effective Interest Rate
	(In thousands)
Fiscal 2025	$600,000	1.75%
Fiscal 2026	300,000	2.16%
	$900,000
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of June 30, 2024, September 30, 2023 and June 30, 2023:

	June 30, 2024		September 30, 2023		June 30, 2023
	(In thousands, except percentages)
Short-term debt	$—	—%	$241,933	1.4%	$—	—%
Long-term debt (1)	7,786,816	39.0%	6,555,701	37.1%	6,555,158	38.2%
Shareholders’ equity	12,183,076	61.0%	10,870,064	61.5%	10,602,381	61.8%
Total	$19,969,892	100.0%	$17,667,698	100.0%	$17,157,539	100.0%
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
Cash flows from operating, investing and financing activities for the nine months ended June 30, 2024 and 2023 are presented below.

	Nine Months Ended June 30
	2024	2023	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$1,403,064	$3,221,508	$(1,818,444)
Investing activities	(2,119,094)	(2,077,319)	(41,775)
Financing activities	1,376,044	(1,137,630)	2,513,674
Change in cash and cash equivalents and restricted cash and cash equivalents	660,014	6,559	653,455
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	19,248	51,554	(32,306)
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$679,262	$58,113	$621,149
Cash flows from operating activities
For the nine months ended June 30, 2024, we generated cash flow from operating activities of $1,403.1 million compared with $3,221.5 million for the nine months ended June 30, 2023. Operating cash flow decreased $1,818.4 million primarily due to the receipt of $2.02 billion in the second quarter of fiscal 2023 related to Texas securitization activities.
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
For the nine months ended June 30, 2024, cash used for investing activities was $2,119.1 million compared to $2,077.3 million for the nine months ended June 30, 2023. Capital spending in our distribution segment increased $278.1 million, primarily as a result of increased system modernization and customer growth spending. Capital spending in our pipeline and storage segment decreased $232.5 million primarily due to timing of spending for pipeline system safety and reliability in Texas.
Cash flows from financing activities
For the nine months ended June 30, 2024, our financing activities provided $1,376.0 million of cash compared with $1,137.6 million of cash used by financing activities in the prior-year period.
In the nine months ended June 30, 2024, we received approximately $2.0 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $500 million of 6.20% senior notes due October 2053 and $400 million of 5.90% senior notes due October 2033, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $889.4 million. We also completed a public offering of $325 million of 5.90% senior notes due October 2033, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $339.7 million. Additionally, during the nine months ended June 30, 2024, we settled 6,401,469 shares that had been sold on a forward basis for net proceeds of $750.0 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding.
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
The following table summarizes our share issuances for the nine months ended June 30, 2024 and 2023:

	Nine Months Ended June 30
	2024	2023
Shares issued:
Direct Stock Purchase Plan	46,927	49,160
1998 Long-Term Incentive Plan	235,473	189,267
Retirement Savings Plan and Trust	52,372	52,665
Equity Issuance	6,401,469	6,116,848
Total shares issued	6,736,241	6,407,940
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
Debt Covenants
We were in compliance with all of our debt covenants as of June 30, 2024. Our debt covenants are described in greater detail in Note 7 to the condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 11 to the condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the nine months ended June 30, 2024.
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
The following table shows the components of the change in fair value of our financial instruments for the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In thousands)
Fair value of contracts at beginning of period	$351,261	$335,990	$370,256	$377,862
Contracts realized/settled	(131)	(294)	(34,234)	(3,161)
Fair value of new contracts	1,880	3,129	2,265	3,091
Other changes in value	22,233	56,896	36,956	17,929
Fair value of contracts at end of period	375,243	395,721	375,243	395,721
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$375,243	$395,721	$375,243	$395,721
The fair value of our financial instruments at June 30, 2024 is presented below by time period and fair value source:

	Fair Value of Contracts at June 30, 2024
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$269,972	$105,271	$—	$—	$375,243
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$269,972	$105,271	$—	$—	$375,243

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and nine months ended June 30, 2024 and 2023.
Distribution Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
METERS IN SERVICE, end of period
Residential	3,096,038	3,057,074	3,096,038	3,057,074
Commercial	252,494	253,497	252,494	253,497
Industrial	1,491	1,491	1,491	1,491
Public authority and other	7,960	8,090	7,960	8,090
Total meters	3,357,983	3,320,152	3,357,983	3,320,152

INVENTORY STORAGE BALANCE — Bcf	61.2	59.0	61.2	59.0
SALES VOLUMES — MMcf (1)
Gas sales volumes
Residential	14,940	17,495	140,953	144,316
Commercial	15,299	16,095	84,459	85,488
Industrial	6,585	6,869	21,124	23,859
Public authority and other	1,039	1,091	5,580	5,696
Total gas sales volumes	37,863	41,550	252,116	259,359
Transportation volumes	36,471	35,798	125,439	123,643
Total throughput	74,334	77,348	377,555	383,002
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
CUSTOMERS, end of period
Industrial	94	95	94	95
Other	194	197	194	197
Total	288	292	288	292

INVENTORY STORAGE BALANCE — Bcf	1.5	1.0	1.5	1.0
PIPELINE TRANSPORTATION VOLUMES — MMcf (1)	193,766	205,046	622,747	613,957
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
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. During the nine months ended June 30, 2024, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of the fiscal year ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the nine months ended June 30, 2024, except as noted in Note 11 to the condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2023.

Item 5.	Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of August 4, 2023)	Exhibit 3.1 to Form 8-K dated August 1, 2023 (File No. 1-10042)
4.1(a)	Officers' Certificate dated June 21, 2024	Exhibit 4.2 to Form 8-K dated June 21, 2024 (File No. 1-10042)
4.1(b)	Global Security for the 5.900% Senior Notes due 2033	Exhibit 4.3 to Form 8-K dated June 21, 2024 (File No. 1-10042)
10.1(a)	Equity Distribution Agreement, dated as of May 8, 2024, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated May 8, 2024 (File No. 1-10042)
10.1(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated May 8, 2024 (File No. 1-10042)
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: August 7, 2024