Form 10-K
period 2024-09-30
ATMOS ENERGY CORP
filed 2024-11-18
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
    ☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the common voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2024, was $17,825,800,856.
As of November 14, 2024, the registrant had 155,399,533 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 5, 2025 are incorporated by reference into Part III of this report.

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

PART I
The terms “we,” “our,” “us,” “Atmos Energy,” and the “Company” refer to Atmos Energy Corporation and its subsidiaries, unless the context suggests otherwise.

ITEM 1.	Business.
Overview and Strategy
Atmos Energy Corporation, headquartered in Dallas, Texas, and incorporated in Texas and Virginia, is the country’s largest natural-gas-only distributor based on number of customers. We safely deliver reliable, efficient, and abundant natural gas through regulated sales and transportation arrangements to over 3.3 million residential, commercial, public authority, and industrial customers in eight states located primarily in the South. We also operate one of the largest intrastate pipelines in Texas based on miles of pipe.
Atmos Energy's vision is to be the safest provider of natural gas services. We will be recognized for exceptional customer service, for being a great employer, and for achieving superior financial results.
Our operating strategy is focused on modernizing our business and infrastructure while reducing regulatory lag. This operating strategy supports continued investment in safety, innovation, environmental sustainability, and our communities.
Operating Segments
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
Distribution Segment Overview
The following table summarizes key information about our six regulated natural gas distribution divisions, presented in order of total rate base.

Division	Service Areas	Communities Served	Customer Meters
Mid-Tex	Texas, including the Dallas/Fort Worth Metroplex	550	1,804,265
Kentucky/Mid-States	Kentucky	220	176,903
	Tennessee		161,193
	Virginia		23,777
Louisiana	Louisiana	270	360,870
West Texas	Amarillo, Lubbock, Midland	80	314,503
Mississippi	Mississippi	110	251,147
Colorado-Kansas	Colorado	170	129,727
	Kansas		139,435
We operate in our service areas under terms of non-exclusive franchise agreements granted by the various cities and towns that we serve. At September 30, 2024, we held 1,026 franchises having terms generally ranging from five to 35 years. A number of our franchises expire each year, which require renewal prior to the end of their terms. Historically, we have successfully renewed these franchises and believe that we will continue to be able to renew our franchises as they expire.
Revenues in this operating segment are established by regulatory authorities in the states in which we operate. These rates are intended to be sufficient to cover the costs of conducting business, including a reasonable return on invested capital. In addition, we transport natural gas for others through our distribution systems.

Rates established by regulatory authorities often include cost adjustment mechanisms for costs that (i) are subject to significant price fluctuations compared to our other costs, (ii) represent a large component of our cost of service, and (iii) are generally outside our control.
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
Our supply of natural gas is provided by a variety of suppliers, including independent producers, and marketers. The gas is delivered into our systems by various pipeline companies, withdrawals of gas from proprietary and contracted storage assets, and base load and peaking arrangements, as needed.
Supply arrangements consist of both base load and peaking quantities and are contracted from our suppliers on a firm basis with various terms at market prices. Base load quantities are those that flow at a constant level throughout the month and peaking quantities provide the flexibility to change daily quantities to match increases or decreases in requirements related to weather conditions.
Except for local production purchases, we select our natural gas suppliers through a competitive bidding process by periodically requesting proposals from suppliers. We select these suppliers based on their ability to reliably deliver gas supply to our designated firm pipeline receipt points at the lowest reasonable cost. Major suppliers during fiscal 2024 were Cima Energy, LP, ConocoPhillips Company, EnLink Gas Marketing LP, Enterprise Navitas Midstream Midland Basin LLC, Hartree Partners, L.P., Sequent Energy Management LLC, Symmetry Energy Solutions, LLC, Targa Gas Marketing LLC, Tenaska Marking Ventures, and Texla Energy Management, Inc.
The combination of base load and peaking agreements, coupled with the withdrawal of gas held in storage, allows us the flexibility to adjust to changes in weather, which minimizes our need to enter into long-term firm commitments. We estimate our peak-day availability of natural gas supply to be approximately 5.3 Bcf. The peak-day demand for our distribution operations in fiscal 2024 was on January 15, 2024, when sales to customers reached approximately 4.3 Bcf.
Currently, our distribution divisions utilize 34 pipeline transportation companies, both interstate and intrastate, to transport our natural gas. The pipeline transportation agreements are firm and many of them have “pipeline no-notice” storage service, which provides for daily balancing between system requirements and nominated flowing supplies. These agreements have been negotiated with the shortest term necessary while still maintaining our right of first refusal. The natural gas supply for our Mid-Tex Division is delivered primarily by our APT Division.
To maintain our deliveries to high priority customers, we have the ability, and have exercised our right, to interrupt or curtail service to certain customers pursuant to contracts and applicable state regulations or statutes. Our customers’ demand on our system is not necessarily indicative of our ability to meet current or anticipated market demands or immediate delivery requirements because of factors such as the physical limitations of gathering, storage and transmission systems, the duration and severity of cold weather, the availability of gas reserves from our suppliers, the ability to purchase additional supplies on a short-term basis, and actions by federal and state regulatory authorities. Interruption and curtailment rights provide us the flexibility to meet the human-needs requirements of our customers on a reliable basis. Priority allocations imposed by federal and state regulatory agencies, as well as other factors beyond our control, may affect our ability to meet the demands of some of our customers.
Pipeline and Storage Segment Overview
Our pipeline and storage segment consists of the regulated pipeline and storage operations of APT and our natural gas transmission operations in Louisiana. APT is one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas-producing areas of central, northern, and eastern Texas, extending into or near the major producing areas of the Barnett Shale, the Texas Gulf Coast, and the Permian Basin of West Texas. Through its system, APT provides transportation and storage services to our Mid-Tex Division, other third party local distribution companies, industrial and electric generation customers, marketers, and producers. As part of its pipeline operations, APT owns and operates five underground storage facilities in Texas.
Revenues earned from transportation and storage services for APT are subject to traditional ratemaking governed by the RRC. Rates are updated through periodic filings made under Texas’ GRIP. GRIP allows us to include in our rate base annually approved capital costs incurred in the prior calendar year provided that we file a complete rate case at least once every five years; the most recent of which was completed in December 2023. APT’s existing regulatory mechanisms allow certain transportation and storage services to be provided under market-based rates.
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
Our rate strategy focuses on reducing or eliminating regulatory lag, obtaining adequate returns, and providing stable, predictable margins, which benefit both our customers and the Company. As a result of our ratemaking efforts in recent years, Atmos Energy has:
•Formula rate mechanisms in place in four states that provide for an annual rate review and adjustment to rates.
•Infrastructure programs in place in all of our states that provide for an annual adjustment to rates for qualifying capital expenditures. Through our annual formula rate mechanisms and infrastructure programs, we have the ability to begin recovering approximately 90 percent of our capital expenditures within six months and substantially all of our capital expenditures within twelve months.
•Authorization in tariffs, statute or commission rules that allows us to defer certain elements of our cost of service such as depreciation, ad valorem taxes, pension costs, and certain safety related expenses, until they are included in rates.
•WNA mechanisms in seven states that serve to minimize the effects of weather on approximately 97 percent of our distribution residential and commercial revenues.
•The ability to recover the gas cost portion of bad debts in six states which represents approximately 89 percent of our distribution residential and commercial revenues.

The following tables provides a jurisdictional rate summary for our regulated operations as of September 30, 2024. This information is for regulatory purposes only and may not be representative of our actual financial position.

Division	Jurisdiction	Effective Date of Last Rate/GRIP Action	Rate Base (thousands)(1)	Authorized Rate of Return(1)	Authorized Debt/ Equity Ratio(1)	Authorized Return on Equity(1)
Atmos Pipeline — Texas	Texas	05/14/2024	$4,773,699	8.49%	40/60	11.45%
Colorado-Kansas	Colorado	05/14/2023	229,565	7.00%	42-45/55-58	9.3% - 9.6%
	Colorado SSIR	01/01/2024	52,820	7.00% / 3.97%	42/58	(4)
	Kansas	05/09/2023	295,070	(4)	(4)	(4)
	Kansas GSRS	11/02/2023	16,546	(4)	(4)	(4)
	Kansas SIP	04/01/2024	19,908	(4)	(4)	(4)
Kentucky/Mid-States	Kentucky	05/20/2022	568,506	6.82%	45/55	9.23%
	Kentucky-PRP	10/01/2023	40,504	6.94%	45/55	9.45%
	Tennessee	06/01/2024	554,053	7.64%	38/62	9.80%
	Virginia	12/01/2023	71,450	7.57%	39/61	9.90%
	Virginia-SAVE	10/01/2023	16,422	7.43%	42/58	9.20%
Louisiana	Louisiana	07/01/2024	1,227,842	7.43%	42/58	9.80%
Mid-Tex	Mid-Tex Cities(5)	10/01/2023	6,070,321(6)	7.35%	42/58	9.80%
	Mid-Tex ATM Cities	06/07/2024	7,009,146(6)	7.97%	40/60	9.80%
	Mid-Tex Environs	06/01/2024	7,009,154(6)	7.97%	40/60	9.80%
	Mid-Tex — Dallas	06/01/2024	6,844,772(6)	7.47%	40/60	9.80%
Mississippi	Mississippi(7)	12/01/2023	591,882	7.82%	39/61	10.34%
	Mississippi - SIR(7)	12/01/2023	472,676	7.82%	39/61	10.34%
West Texas	West Texas Cities(8) (10)	10/01/2023	965,289(9)	7.35%	42/58	9.80%
	West Texas - ALDC	06/07/2024	1,062,054(9)	7.35%	41/59	(4)
	West Texas - Environs	06/01/2024	1,059,604(9)	7.97%	40/60	9.80%
	West Texas - Triangle	06/01/2024	65,124	7.71%	40/60	9.80%

Division	Jurisdiction	Bad Debt Rider(2)	Formula Rate	Infrastructure Mechanism	Performance Based Rate Program(3)	WNA Period
Atmos Pipeline — Texas	Texas	No	Yes	Yes	N/A	N/A
Colorado-Kansas	Colorado	No	No	Yes	No	N/A
	Kansas	Yes	No	Yes	Yes	October-May
Kentucky/Mid-States	Kentucky	Yes	No	Yes	Yes	November-April
	Tennessee	Yes	Yes	Yes	Yes	October-April
	Virginia	Yes	No	Yes	No	January-December
Louisiana	Louisiana	No	Yes	Yes	No	December-March
Mid-Tex Cities	Texas	Yes	Yes	Yes	No	November-April
Mid-Tex — Dallas	Texas	Yes	Yes	Yes	No	November-April
Mississippi	Mississippi	Yes	Yes	Yes	No	November-April
West Texas	Texas	Yes	Yes	Yes	No	October-May

(1)The rate base, authorized rate of return, authorized debt/equity ratio, and authorized return on equity presented in this table are those from the most recent approved regulatory filing for each jurisdiction. These rate bases, rates of return, debt/equity ratios, and returns on equity are not necessarily indicative of current or future rate bases, rates of return or returns on equity.
(2)The bad debt rider allows us to recover from customers the gas cost portion of customer accounts that have been written off.
(3)The performance-based rate program provides incentives to distribution companies to minimize purchased gas costs by allowing the companies and their customers to share the purchased gas costs savings.
(4)A rate base, rate of return, return on equity, or debt/equity ratio was not included in the respective state commission’s final decision.
(5)The Mid-Tex Cities approved the Formula Rate Mechanism filing with rates effective October 1, 2024, which included a rate base of $7.1 billion, an authorized return of 7.41%, a debt/equity ratio of 42/58 and an authorized ROE of 9.80%.
(6)The Mid-Tex rate base represents a “system-wide,” or 100 percent, of the Mid-Tex Division’s rate base.
(7)The Mississippi Public Service Commission approved a settlement at its meeting on November 4, 2024, which included a rate base of $1.2 billion and an authorized return of 7.80%. No debt/equity ratio or an authorized ROE was included in the commissions final order.
(8)The West Texas Cities includes all West Texas Division cities except Amarillo, Lubbock, Dalhart and Channing (ALDC).
(9)The West Texas rate base represents a "system-wide," or 100 percent, of the West Texas Division's rate base.
(10)The West Texas Cities approved the Formula Rate Mechanism filing with rates effective October 1, 2024, which included a rate base of $1.1 billion, an authorized return of 7.41%, a debt/equity ratio of 42/58 and an authorized ROE of 9.80%.
Although substantial progress has been made in recent years to improve rate design and recovery of investment across our service areas, we are continuing to seek improvements in rate design to address cost variations and pursue tariffs that reduce regulatory lag associated with investments. Further, potential changes in federal energy policy, federal safety regulations, and changing economic conditions will necessitate continued vigilance by the Company and our regulators in meeting the challenges presented by these external factors.
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

Rate Action	Annual Increase (Decrease) in Operating Income	EDIT Impact	Annual Increase (Decrease) in Operating Income Excluding EDIT
	(In thousands)
2024 Filings:
Annual formula rate mechanisms	$347,763	$(31,314)	$316,449
Rate case filings	29,458	(37,860)	(8,402)
Other ratemaking activity	(971)	—	(971)
Total 2024 Filings	$376,250	$(69,174)	$307,076

2023 Filings:
Annual formula rate mechanisms	$258,824	$(1,099)	$257,725
Rate case filings	2,940	6,791	9,731
Other ratemaking activity	1,320	—	1,320
Total 2023 Filings	$263,084	$5,692	$268,776

2022 Filings:
Annual formula rate mechanisms	$169,354	$33,249	$202,603
Rate case filings	5,938	7,379	13,317
Other ratemaking activity	(370)	—	(370)
Total 2022 Filings	$174,922	$40,628	$215,550
The following ratemaking efforts seeking $218.0 million in annual operating income were initiated during fiscal 2024 but had not been completed or implemented as of September 30, 2024:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Infrastructure Mechanism	Kansas (1)	$1,998
Kentucky/Mid-States	Infrastructure Mechanism	Virginia (2)	748
Kentucky/Mid-States	Infrastructure Mechanism	Kentucky (3)	3,441
Kentucky/Mid-States	Rate Case	Kentucky	33,654
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities (4)	133,414
Mississippi	Infrastructure Mechanism	Mississippi (5)	21,830
Mississippi	Formula Rate Mechanism	Mississippi (5)	16,244
West Texas	Formula Rate Mechanism	West Texas Cities (6)	6,709
			$218,038

(1)     The staff of the Kansas Corporation Commission recommended approval of the GSRS filing on October 17, 2024, subject to commission approval.
(2)    On September 4, 2024, the State Corporation Commission of Virginia approved a rate increase of $0.7 million effective October 1, 2024.
(3)    On September 27, 2024, the Kentucky Public Service Commission approved a rate increase of $3.4 million effective October 2, 2024, subject to refund.
(4)    The Mid-Tex Cities approved a rate increase of $112.1 million. New rates were implemented October 1, 2024.
(5)    On November 4, 2024, the Mississippi Public Service Commission (MPSC) approved an increase in operating income of $24.0 million for the SIR filing and an increase in operating income of $3.8 million for the SRF filing.
(6) The West Texas Cities approved a rate increase of $4.4 million. New rates were implemented on October 1, 2024.

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
(1)    Infrastructure mechanisms in Texas, Louisiana, and Tennessee allow for the deferral of all expenses associated with capital expenditures incurred pursuant to these rules, which primarily consists of interest, depreciation, and other taxes (Texas only), until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.
The following table summarizes our annual formula rate mechanisms with effective dates during the fiscal years ended September 30, 2024, 2023, and 2022:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	EDIT Impact	Increase (Decrease) in Annual Operating Income Excluding EDIT	Effective Date
				(In thousands)
2024 Filings:
Louisiana	Louisiana	12/2023	$35,645	$(11,785)	$23,860	07/01/2024
Mid-Tex	ATM Cities	12/2023	17,104	—	17,104	06/07/2024
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/2023	7,344	—	7,344	06/07/2024
Kentucky/Mid-States	Tennessee ARM	09/2023	18,570	(4,348)	14,222	06/01/2024
Mid-Tex	DARR	09/2023	37,809	(14,782)	23,027	06/01/2024
West Texas	Triangle	12/2023	1,300	—	1,300	06/01/2024
West Texas	Environs	12/2023	1,379	—	1,379	06/01/2024
Mid-Tex	Environs	12/2023	8,529	—	8,529	06/01/2024
Atmos Pipeline - Texas	Texas	12/2023	82,440	—	82,440	05/14/2024
Colorado-Kansas	Kansas SIP	12/2023	708	—	708	04/01/2024
Colorado-Kansas	Colorado SSIR	12/2024	2,017	—	2,017	01/01/2024
Mississippi	Mississippi - SIR	10/2024	10,969	—	10,969	12/01/2023
Mississippi	Mississippi - SRF	10/2024	11,539	(472)	11,067	12/01/2023
Colorado-Kansas	Kansas GSRS	09/2023	1,752	—	1,752	11/02/2023
Kentucky/Mid-States	Kentucky PRP	09/2024	2,906	—	2,906	10/01/2023
Mid-Tex	Mid-Tex Cities RRM	12/2022	98,585	185	98,770	10/01/2023
West Texas	West Texas Cities RRM	12/2022	8,594	(112)	8,482	10/01/2023
Kentucky/Mid-States	Virginia - SAVE	09/2024	573	—	573	10/01/2023
Total 2024 Filings			$347,763	$(31,314)	$316,449

2023 Filings:
Louisiana	Louisiana	12/2022	$14,466	$17	$14,483	07/01/2023
Mid-Tex	DARR (1)	09/2022	17,345	51	17,396	06/14/2023
Mid-Tex	ATM Cities	12/2022	12,825	—	12,825	06/09/2023
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/2022	6,938	—	6,938	06/09/2023
West Texas	Triangle	12/2022	717	—	717	06/01/2023
West Texas	Environs	12/2022	1,332	—	1,332	06/01/2023
Mid-Tex	Environs	12/2022	5,983	—	5,983	06/01/2023
Kentucky/Mid-States	Tennessee ARM	09/2022	14	(1,509)	(1,495)	06/01/2023
Atmos Pipeline - Texas	Texas	12/2022	84,931	—	84,931	05/17/2023
Colorado-Kansas	Kansas SIP	12/2022	772	—	772	04/01/2023
Colorado-Kansas	Colorado SSIR	12/2023	1,971	—	1,971	01/01/2023
Mississippi	Mississippi - SIR	10/2023	8,560	—	8,560	11/01/2022
Mississippi	Mississippi - SRF	10/2023	12,188	778	12,966	11/01/2022
Kentucky/Mid-States	Kentucky PRP	09/2023	1,588	—	1,588	10/02/2022
Mid-Tex	Mid-Tex Cities RRM	12/2021	81,402	(395)	81,007	10/01/2022
West Texas	West Texas Cities RRM	12/2021	7,315	(41)	7,274	10/01/2022
Kentucky/Mid-States	Virginia - SAVE	09/2023	477	—	477	10/01/2022
Total 2023 Filings			$258,824	$(1,099)	$257,725

2022 Filings:
Kentucky/Mid-States	Tennessee ARM	09/2021	$2,466	$—	$2,466	07/01/2022
Louisiana	Louisiana	12/2021	17,650	(10,389)	7,261	07/01/2022
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/2021	6,122	—	6,122	06/11/2022
West Texas	Triangle	12/2021	1,549	—	1,549	06/11/2022
West Texas	Environs	12/2021	1,221	—	1,221	06/11/2022
Mid-Tex	ATM Cities	12/2021	12,815	—	12,815	06/10/2022
Mid-Tex	Environs	12/2021	5,646	—	5,646	06/10/2022
Mid-Tex	DARR (2)	09/2021	13,201	—	13,201	05/25/2022
Atmos Pipeline - Texas	Texas	12/2021	78,750	—	78,750	05/18/2022
Colorado-Kansas	Kansas SIP	12/2021	623	—	623	04/01/2022
Colorado-Kansas	Kansas GSRS	09/2021	1,820	—	1,820	02/01/2022
Colorado-Kansas	Colorado SSIR	12/2022	2,610	—	2,610	01/01/2022
Mid-Tex	Mid-Tex Cities RRM	12/2020	21,673	33,851	55,524	12/01/2021
West Texas	West Texas Cities RRM	12/2020	151	3,347	3,498	12/01/2021
Mississippi	Mississippi - SIR	10/2022	8,354	2,123	10,477	11/01/2021
Mississippi	Mississippi - SRF	10/2022	(5,624)	4,317	(1,307)	11/01/2021
Kentucky/Mid-States	Virginia - SAVE	09/2022	327	—	327	10/01/2021
Total 2022 Filings			$169,354	$33,249	$202,603

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
The following table summarizes our recent rate case activity during the fiscal years ended September 30, 2024, 2023, and 2022:

Division	State	Increase in Annual Operating Income	EDIT Impact	Increase (Decrease) in Annual Operating Income Excluding EDIT	Effective Date
			(In thousands)
2024 Rate Case Filings:
Atmos Pipeline - Texas	Texas	$27,024	$(36,921)	$(9,897)	12/13/2023
Kentucky/Mid-States	Virginia	2,434	(939)	1,495	12/01/2023
Total 2024 Rate Case Filings		$29,458	$(37,860)	$(8,402)
2023 Rate Case Filings:
Colorado-Kansas	Colorado	$913	$(54)	$859	05/14/2023
Colorado-Kansas	Kansas	2,027	6,845	8,872	05/09/2023
Total 2023 Rate Case Filings		$2,940	$6,791	$9,731
2022 Rate Case Filings:
Kentucky/Mid-States	Kentucky (1)	$5,938	$7,379	$13,317	05/20/2022
Total 2022 Rate Case Filings		$5,938	$7,379	$13,317
(1)    The rate case outcome for Kentucky is inclusive of the fiscal 2022 pipeline replacement program.
Other Ratemaking Activity
The following table summarizes other ratemaking activity during the fiscal years ended September 30, 2024, 2023, and 2022:

Division	Jurisdiction	Rate Activity	Increase (Decrease) in Annual Operating Income	Effective Date
			(In thousands)
2024 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$(971)	02/01/2024
Total 2024 Other Rate Activity			$(971)
2023 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$1,320	02/01/2023
Total 2023 Other Rate Activity			$1,320
2022 Other Rate Activity:
Colorado-Kansas	Kansas	Ad-Valorem (1)	$(370)	02/01/2022
Total 2022 Other Rate Activity			$(370)

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

There are no administrative or judicial proceedings arising under environmental quality statutes pending or known to be contemplated by governmental agencies which would have a material adverse effect on us or our operations. The Pipeline and Hazardous Materials Safety Administration (PHMSA), within the U.S. Department of Transportation, develops and enforces regulations for the safe, reliable, and environmentally sound operation of the pipeline transportation system. The PHMSA pipeline safety statutes provide for states to assume safety authority over intrastate natural transmission and distribution gas pipelines. State pipeline safety programs are responsible for adopting and enforcing the federal and state pipeline safety regulations for intrastate natural gas transmission and distribution pipelines.
The Federal Energy Regulatory Commission (FERC) allows, pursuant to Section 311 of the Natural Gas Policy Act (NGPA), gas transportation services through our APT assets “on behalf of” interstate pipelines or local distribution companies served by interstate pipelines, without subjecting these assets to the jurisdiction of the FERC under the NGPA. Additionally, the FERC has regulatory authority over the use and release of interstate pipeline and storage capacity. The FERC also has authority to detect and prevent market manipulation and to enforce compliance with FERC’s other rules, policies, and orders by companies engaged in the sale, purchase, transportation, or storage of natural gas in interstate commerce. We have taken what we believe are the necessary and appropriate steps to comply with these regulations.
The SEC and the Commodities Futures Trading Commission, pursuant to the Dodd–Frank Act, established numerous regulations relating to U.S. financial markets. We enacted procedures and modified existing business practices and contractual arrangements to comply with such regulations.
Competition
Although our regulated distribution operations are not currently in significant direct competition with any other distributors of natural gas to residential and commercial customers within our service areas, we do compete with other natural gas suppliers and suppliers of alternative fuels for sales to industrial customers. We compete in all aspects of our business with alternative energy sources, including, in particular, electricity. Electric utilities offer electricity as a rival energy source and compete for the space heating, water heating, and cooking markets. Promotional incentives, improved equipment efficiencies, and promotional rates all contribute to the acceptability of electrical equipment. The principal means to compete against alternative fuels is lower prices, and natural gas historically has maintained its price advantage in the residential, commercial, and industrial markets.
Our pipeline and storage operations have historically faced competition from other existing intrastate pipelines seeking to provide or arrange transportation, storage, and other services for customers. In the last few years, several new pipelines have been completed, which has increased the level of competition in this segment of our business.
Employees
The Corporate Responsibility, Sustainability, and Safety Committee of the Board of Directors oversees matters relating to equal employment opportunities, diversity, and inclusion; human workplace rights; employee health and safety; and the Company’s vision, values, and culture. It oversees the Company's policies, practices, and procedures relating to sustainability to support the alignment of the Company's sustainability strategy with the Company's corporate strategy.
Part of our vision is to create a culture that respects and appreciates diversity. For this reason, we strive to have a workforce that reflects the communities we serve. At September 30, 2024, we had 5,260 employees. We monitor our workforce data on a calendar year basis. As of December 31, 2023, the last date for which information is available, 61 percent of our employees worked in field roles and 39 percent worked in support/shared services roles. None of our employees have chosen to work under a collective bargaining agreement.

To recruit and hire individuals with a variety of skills, talents, backgrounds, and experiences, we value and cultivate our strong relationships with various community and diversity outreach sources. We also target jobs fairs including those focused on minority, veteran, and women candidates and partner with local colleges and universities to identify and recruit qualified applicants in each of the cities and towns we serve. Finally, we believe we offer a competitive benefits program to help retain our employees.

We perform succession planning annually to ensure that we develop and sustain a strong bench of talent capable of performing at the highest levels. Not only is talent identified, but potential paths of development are discussed to ensure that employees have an opportunity to build their skills and are well-prepared for future roles. The strength of our succession planning process is evident through our long history of promoting most of our leaders from within the organization.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports, and amendments to those reports, and other forms that we file with or furnish to the Securities and Exchange Commission (SEC) at their website, www.sec.gov, are also available free of charge at our website, www.atmosenergy.com/company/publications-and-sec-filings, as soon as reasonably practicable, after we electronically file these reports with, or furnish these reports to, the SEC. We will also provide copies of these reports free of charge upon request to Shareholder Relations at the address and telephone number appearing below:
Shareholder Relations
Atmos Energy Corporation
P.O. Box 650205
Dallas, Texas 75265-0205
972-855-3729
Corporate Governance
In accordance with and pursuant to relevant related rules and regulations of the SEC as well as corporate governance-related listing standards of the New York Stock Exchange (NYSE), the Board of Directors of the Company has established and periodically updated our Corporate Governance Guidelines and Code of Conduct, which is applicable to all directors, officers, and employees of the Company. In addition, in accordance with and pursuant to such NYSE listing standards, our Chief Executive Officer during fiscal 2024, John K. Akers, certified to the New York Stock Exchange that he was not aware of any violations by the Company of NYSE corporate governance listing standards. The Board of Directors also annually reviews and updates, if necessary, the charters for each of its Audit, Human Resources, Nominating and Corporate Governance, and Corporate Responsibility, Sustainability, and Safety Committees. All of the foregoing documents are posted on our website at www.atmosenergy.com/company/corporate-responsiblity-reports. We will also provide copies of all corporate governance documents free of charge upon request to Shareholder Relations at the address listed above.

ITEM 1A.	Risk Factors.
Our financial and operating results are subject to a number of risk factors, many of which are not within our control. Investors should carefully consider the following discussion of risk factors as well as other information appearing in this report. These factors include the following, which are organized by category:
Regulatory and Legislative Risks
We are subject to federal, state, and local regulations that affect our operations and financial results.
We are subject to safety and financial regulatory oversight from various federal, state, and local regulatory authorities in the eight states that we serve. Therefore, our returns are continuously monitored and are subject to challenge for their reasonableness by the appropriate regulatory authorities or other third-party intervenors. In the normal course of business, as a regulated entity, we often need to place assets in service and establish historical test periods before rate cases that seek to adjust our allowed returns to recover that investment can be filed. Further, the regulatory review process can be lengthy in the context of traditional ratemaking. Because of this process, we could suffer the negative financial effects of having placed assets in service without the benefit of rate relief, which is commonly referred to as “regulatory lag.”
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
We are also subject to laws, regulations, and other legal requirements enacted or adopted by federal, state, and local governmental authorities relating to protection of the environment and health and safety matters, including those that govern discharges of substances into the air and water, the management and disposal of hazardous substances and waste, the clean-up of contaminated sites, groundwater quality and availability, plant and wildlife protection, as well as work practices related to employee health and safety. Environmental legislation also requires that our facilities, sites, and other properties associated with our operations be operated, maintained, abandoned, and reclaimed to the satisfaction of applicable regulatory authorities. Failure to comply with these laws, regulations, permits, and licenses may expose us to fines, penalties, or interruptions in our operations that could be significant to our financial results. In addition, existing environmental regulations may be revised or our operations may become subject to new regulations.
Some of our operations are subject to increased federal regulatory oversight that could affect our operations and financial results.
FERC has regulatory authority over some of our operations, including the use and release of interstate pipeline and storage capacity. FERC has adopted rules designed to prevent market power abuse and market manipulation and to promote compliance with FERC’s other rules, policies, and orders by companies engaged in the sale, purchase, transportation, or storage of natural gas in interstate commerce. These rules carry increased penalties for violations. Although we have taken steps to structure current and future transactions to comply with applicable current FERC regulations, changes in FERC regulations or their interpretation by FERC or additional regulations issued by FERC in the future could also adversely affect our business, financial condition, or financial results.
We may experience increased federal, state, and local regulation of the safety of our operations.
The safety and protection of the public, our customers, and our employees is our top priority. We constantly monitor and maintain our pipeline and distribution systems to ensure that natural gas is delivered safely, reliably, and efficiently through our network of more than 80,000 miles of distribution and transmission lines. As in recent years, natural gas distribution and pipeline companies are continuing to encounter increasing federal, state, and local oversight of the safety of their operations. Although we believe these are costs ultimately recoverable through our rates, the costs of complying with new laws and regulations may have at least a short-term adverse impact on our operating costs and financial results.
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
•improve data collection, integration, and analysis;
•repair and remediate the pipeline as necessary; and
•implement preventative and mitigating actions.
The Company incurs significant costs to comply with existing PHMSA and comparable state regulations. Although we believe these costs are ultimately recoverable through our rates, the costs of complying with new laws and regulations may have at least a short-term adverse impact on our operating costs and financial results. For example, the adoption of new regulations requiring more comprehensive or stringent safety standards could require installation of new or modified safety controls, new capital projects, or accelerated maintenance programs, all of which could require a potentially significant increase in operating costs.

Distributing, transporting, and storing natural gas involve risks that may result in accidents and additional operating costs.
Our operations involve a number of hazards and operating risks inherent in storing and transporting natural gas that could affect the public safety and reliability of our distribution system. While Atmos Energy, with the support from each of its regulatory commissions, is accelerating the replacement of pipeline infrastructure, operating issues such as leaks, accidents, equipment problems, and incidents, including explosions and fire, could result in legal liability, repair, and remediation costs, increased operating costs, significant increased capital expenditures, regulatory fines and penalties, and other costs and a loss of customer confidence. We maintain liability and property insurance coverage in place for many of these hazards and risks. However, because some of our transmission pipeline and storage facilities are near or are in populated areas, any loss of human life or adverse financial results resulting from such events could be large. If these events were not fully covered by our general liability and property insurance, which policies are subject to certain limits and deductibles, our operations or financial results could be adversely affected.
If contracted gas supplies, interstate pipeline, and/or storage services are not available or delivered in a timely manner, our ability to meet our customers’ natural gas requirements may be impaired and our financial condition may be adversely affected.
In order to meet our customers’ annual and seasonal natural gas demands, we must obtain a sufficient supply of natural gas, interstate pipeline capacity, and storage capacity. If we are unable to obtain these, either from our suppliers’ inability to deliver the contracted commodity or the inability to secure replacement quantities, our financial condition and results of operations may be adversely affected. If a substantial disruption to or reduction in interstate natural gas pipelines’ transmission and storage capacity occurred due to operational failures or disruptions, legislative or regulatory actions, hurricanes, tornadoes, floods, extreme cold weather, terrorist or cyber-attacks, or acts of war, our operations or financial results could be adversely affected.
Our operations are subject to increased competition.
In residential and commercial customer markets, our distribution operations compete with other energy products, such as electricity and propane. Our primary product competition is with electricity for heating, water heating, and cooking. If customer growth slows or existing customers choose to conserve their use of gas or choose another energy product, reduced gas purchases and customer billings could adversely impact our business.
In the case of industrial customers, such as manufacturing plants, adverse economic conditions, including higher gas costs, could cause these customers to use alternative sources of energy, such as electricity, or bypass our systems in favor of special competitive contracts with lower per-unit costs. Our pipeline and storage operations historically have faced limited competition from other existing intrastate pipelines and gas marketers seeking to provide or arrange transportation, storage, and other services for customers. The completion of new pipelines in our service area may increase the competition in this segment of our business.
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
Natural disasters, adverse weather, terrorist activities, or other significant events could adversely affect our operations or financial results.
Natural disasters and adverse weather are always a threat to our assets and operations. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Also, companies in our industry may face a heightened risk of exposure to actual acts of terrorism, which could subject our operations to increased risks. As a result, the Company's contractors, suppliers, and other business partners may be unable to fulfill their contractual obligations or the availability of insurance covering such risks may become more limited, which could increase the risk that an event could adversely affect our operations or financial results.
Technology and Cybersecurity Risks
The failure of technology may hinder the Company’s business operations and adversely affect its financial condition and results of operations.

The Company uses Company-owned information technology and technology hosted by third parties to support critical functions including scheduling and dispatching of service technicians, automated meter reading systems, customer care and billing, operational plant logistics, management reporting, and external financial reporting. The failure of these or other similarly important technologies, or the Company’s inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder its business operations and adversely impact its financial condition and results of operations.
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
Our business operations and information technology systems may be vulnerable to an attack by individuals or organizations intending to disrupt our business operations and information technology systems. Disruption of those systems could adversely impact our ability to safely deliver natural gas to our customers, operate our pipeline and storage systems, or serve our customers timely. Further, any attack on our technology systems that would result in the unauthorized release of confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs, and expose us to material legal claims and liability. The Company has implemented policies, procedures, and controls to identify, protect, detect, and respond to cyberattacks or acts of terrorism. However, these measures may be insufficient or become ineffective, and there are no assurances that cybersecurity breaches or acts of terrorism will not impact our business operations and strategy, results of operations, and financial condition in the future. Even though we have insurance coverage in place for many of these cyber-related risks, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected to the extent not fully covered by such insurance coverage.
Compliance with and changes in cybersecurity requirements have a cost and operational impact on our business, and failure to comply with such laws and regulations could adversely impact our reputation, results of operations, financial condition, and/or cash flows.
As cyber-attacks are becoming more sophisticated, U.S. government warnings have indicated that critical infrastructure assets, including pipeline infrastructure, may be specifically targeted by certain groups. In recent years, the U.S. government has issued directives that require critical pipeline owners to comply with mandatory reporting measures, designate a cybersecurity coordinator, provide vulnerability assessments, and ensure compliance with certain cybersecurity requirements. Such directives or other requirements may require expenditure of significant additional resources to respond to cyber-attacks, to continue to modify or enhance protective measures, or to assess, investigate, and remediate any critical infrastructure security vulnerabilities. Any failure to comply with such government regulations or failure in our cybersecurity protective measures may result in enforcement actions that may have a material adverse effect on our business, results of operations, and financial condition. In addition, there is no certainty that costs incurred related to securing against threats will be recovered through rates.
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
Legislation to reduce or eliminate greenhouse gas emissions or fossil fuels could increase our operating costs, adversely affecting our financial results, growth, cash flows, and results of operations.
Six of the eight states in which we operate have passed legislation to prevent local governments from limiting the types of energy available to customers. However, federal, regional, and/or state legislative and/or regulatory initiatives may attempt to control or limit greenhouse gas emissions, such as carbon dioxide and methane, by requiring the adoption of new infrastructure or technology to limit greenhouse gas emissions, limiting our ability to serve new or existing customers, imposing costs or restrictions on end users of natural gas, or assessing additional charges to fund energy efficiency activities. Such laws or regulations could adversely affect our business, results of operations, and cash flows if the costs we incur to comply with these laws or regulations are not recovered or if the cost of providing natural gas services becomes prohibitively expensive, leading to a reduction in the demand for natural gas or fuel-switching to alternate sources of energy.

The operations and financial results of the Company could be adversely impacted as a result of climate change.
Climate change may result in a reduction in the demand for natural gas or cause shifts in the population of our service territories which could adversely impact the economic outlook for our service territories. These occurrences could adversely impact our financial results, growth, cash flows, and results of operations.
It could also result in more frequent and more severe weather events, such as hurricanes and tornadoes, which could increase our costs to repair damaged facilities and restore service to our customers or impact the cost of gas. If we were unable to deliver natural gas to our customers, our financial results would be impacted by lost revenues, and we generally would have to seek approval from regulators to recover restoration costs. To the extent we would be unable to recover those costs, or if higher rates resulting from our recovery of such costs would result in reduced demand for our services, our future business, financial condition, or financial results could be adversely impacted.
Financial, Economic, and Market Risks
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
The liquidity required to fund our working capital, capital expenditures, and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. The cost and availability of borrowing funds from third party lenders or issuing equity is dependent on the liquidity of the credit markets, interest rates and other market conditions. This in turn may limit the amount of funds we can invest in our infrastructure.
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
While we believe we can meet our capital requirements from our operations and the sources of financing available to us, we can provide no assurance that we will continue to be able to do so in the future. The future effects on our business, liquidity, and financial results of a deterioration of current conditions in the credit and capital markets could be material and adverse to us, both in the ways described above or in other ways that we do not currently anticipate.
We are exposed to market risks that are beyond our control, which could adversely affect our financial results.
We are subject to market risks beyond our control, including (i) commodity price volatility caused by market supply and demand dynamics, counterparty performance, or counterparty creditworthiness and (ii) interest rate risk. We are generally insulated from commodity price risk through our purchased gas cost mechanisms. With respect to interest rate risk, increases in interest rates could adversely affect our future financial results to the extent that we do not recover our actual interest expense in our rates.
The concentration of our operations in the State of Texas exposes our operations and financial results to economic conditions, weather patterns, and regulatory decisions in Texas.
Approximately 75 percent of our consolidated operations are located in the State of Texas. This concentration of our business in Texas means that our operations and financial results may be significantly affected by changes in the Texas economy in general, weather patterns, and regulatory decisions by state and local regulatory authorities in Texas.
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
Rapid increases in the costs of purchased gas would cause us to experience a significant increase in short-term or long-term debt. We must pay suppliers for gas when it is purchased, which can be significantly in advance of when these costs may be recovered through the collection of monthly customer bills for gas delivered. Increases in purchased gas costs also slow our natural gas distribution collections as customers may delay the payment of their gas bills, leading to higher than normal accounts receivable. This could result in higher short-term debt levels, greater collection efforts, and increased bad debt expense.
Our pension and other postretirement benefit plans are subject to investment and interest rate risk that could negatively impact our financial condition.
We have pension and other postretirement benefit plans that provide benefits to many of our employees and retirees. Costs of providing benefits and related- funding requirements of these plans are subject to changes in the market value of the assets that fund the plans. The funded status of the plans and the related costs reflected in the Company’s financial statements are affected by various factors, which are subject to an inherent degree of uncertainty, including economic conditions, financial market performance, interest rates, life expectancies, and demographics. Poor investment returns or lower interest rates may necessitate accelerated funding of the plans to meet minimum federal government requirements, which could have an adverse impact on the Company’s financial condition and results of operations if such costs are not ultimately recoverable.

ITEM 1B.	Unresolved Staff Comments.
Not applicable.

ITEM 1C.	Cybersecurity.
We continuously assess our risk of cyber threats to adapt quickly to the ever-changing challenges and risks surrounding cybersecurity. Atmos Energy has implemented policies, procedures, and controls to identify, protect, detect, and respond to cyberattacks or acts of online terrorism. Atmos Energy is also subject to the U.S. Department of Homeland Security Transportation Security Administration (TSA) security directive for our natural gas pipeline monitoring and control systems.
The potential impact of cybersecurity risks on our business operations, results of operations, or financial condition is discussed in the “Technology and Cybersecurity Risks” section of Item 1A “Risk Factors.” We have not had any material cybersecurity breaches or incidents and have not incurred any material expenses, penalties, or settlement costs related to any cybersecurity breaches or incidents. However, measures that we take to identify, protect, detect, and respond from cybersecurity breaches or incidents may be insufficient or become ineffective, and there are no assurances that cybersecurity breaches or incidents will not impact our business operations and strategy, results of operations, and financial condition in the future.
The following describes our risk management and strategy and corporate governance as it pertains to cybersecurity.
Risk Management and Strategy
Atmos Energy’s cybersecurity program leverages the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) in its design of controls intended to reduce the risk and potential impact of cybersecurity incidents. This comprehensive approach encompasses continuous monitoring, risk assessments, a cybersecurity incident response plan, and regular evaluations to align our practices with industry standards. Additionally, we actively engage in cybersecurity risk management practices and continually improve procedures and practices to support the continued safe and reliable delivery of natural gas to our customers.
The identification and management of cybersecurity risk is a component of our Integrated Risk Management process, which applies adaptive process improvement to help us respond to the changing cybersecurity landscape. Additionally, we use third parties to enhance our collective capability to monitor, detect, and respond to cybersecurity incidents. Further, we maintain collaborative relationships with government officials, law enforcement, and industry peers to keep informed of trends and potential cyber tactics. Finally, we maintain cybersecurity insurance coverage that we believe is appropriate for the size and complexity of our business.
We have an information technology cybersecurity incident response plan to manage cybersecurity incidents. The plan provides guidelines for actions in response to cyber security incidents that may occur at or otherwise affect Atmos Energy. These guidelines include notification to a cross-functional management team to assess incident materiality and an escalation process to members of our senior management team and our Board of Directors. This plan, which is periodically reviewed and tested, is supported by third parties to provide guidance and support to our cybersecurity management team.

We also address cybersecurity risks associated with third-party service providers, including those in our supply chain or who have access to our data or our information technology systems. Atmos Energy currently conducts cyber assessments on potential vendors that will have access to information technology systems, data or facilities that house such systems or data. Following approval, those vendors are contractually required to manage their cybersecurity risks and provide notification in the event of a cybersecurity incident.
Governance
Our Vice President and Chief Information Officer (CIO), who has over two decades of experience in information technology, is responsible for overseeing our cybersecurity program. The CIO oversees an IT Information security team responsible for our overall cybersecurity program. This team is comprised of several IT professionals with varying degrees of cybersecurity experience and is led by our Director – Cybersecurity who has over 30 years of experience in information technology and cybersecurity. The Director – Cybersecurity reports to the CIO, who reports to the Senior Vice President and Chief Financial Officer.
The CIO is a member of the Company’s Risk Management and Compliance Committee (RMCC). The RMCC is comprised of members from the senior leadership team and is responsible for overseeing enterprise-wide risk management across all categories, including cybersecurity. The RMCC is overseen by the Company’s Management Committee, which is comprised of the President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, Senior Vice President, Utility Operations, Senior Vice President, General Counsel & Corporate Secretary and Senior Vice President, Human Resources. The CIO provides regular cybersecurity updates to the Audit Committee of the Board of Directors and the Management Committee. These updates address prevention, detection, mitigation, and remediation of cybersecurity incidents, as well as risks, threats, and the threat landscape.
The Audit Committee of the Board of Directors oversees the company's cybersecurity risks. Additionally, our Board of Directors periodically engages with third-party advisors to provide further education about cybersecurity risks.

ITEM 2.	Properties.
Distribution, transmission, and related assets
In our distribution segment, we owned an aggregate of 74,596 miles of underground distribution and transmission mains throughout our distribution systems. These mains are located on easements or rights-of-way. We maintain our mains through a program of continuous inspection and repair and believe that our system of mains is in good condition. Through our pipeline and storage segment we owned 5,682 miles of gas transmission lines.
Storage Assets
We own underground gas storage facilities in several states to supplement the supply of natural gas in periods of peak demand. The following table summarizes certain information regarding our underground gas storage facilities at September 30, 2024:

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

Additionally, we contract for storage service in underground storage facilities on many of the interstate and intrastate pipelines serving us to supplement our proprietary storage capacity. The following table summarizes our contracted storage capacity at September 30, 2024:

Segment	Division/Company	Maximum Storage Quantity (MMBtu)	Maximum Daily Withdrawal Quantity (Mcf)(1)
Distribution Segment
	Colorado-Kansas Division	6,343,728	147,692
	Kentucky/Mid-States Division	8,175,103	226,320
	Louisiana Division	2,594,875	177,765
	Mid-Tex Division	6,000,000	190,000
	Mississippi Division	5,799,536	222,764
	West Texas Division	6,500,000	246,000
Total		35,413,242	1,210,541
Pipeline and Storage Segment
	Trans Louisiana Gas Pipeline, Inc.	1,500,000	71,250

Total Contracted Storage Capacity		36,913,242	1,281,791

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
Our stock trades on the New York Stock Exchange under the trading symbol “ATO.” The dividends paid per share of our common stock for fiscal 2024 and 2023 are listed below.

	Fiscal 2024	Fiscal 2023
Quarter ended:
December 31	$0.805	$0.740
March 31	0.805	0.740
June 30	0.805	0.740
September 30	0.805	0.740
	$3.22	$2.96
Dividends are payable at the discretion of our Board of Directors out of legally available funds. The Board of Directors typically declares dividends in the same fiscal quarter in which they are paid. As of October 31, 2024, there were 8,968 holders of record of our common stock. Future payments of dividends, and the amounts of these dividends, will depend on our financial condition, results of operations, capital requirements, and other factors. We sold no securities during fiscal 2024 that were not registered under the Securities Act of 1933, as amended.

Performance Graph
The performance graph and table below compares the yearly percentage change in our total return to shareholders for the last five fiscal years with the total return of the S&P 500 Stock Index (S&P 500) and the total return of the S&P 500 Utilities Industry Index. The graph and table below assume that $100.00 was invested on September 30, 2019 in our common stock, the S&P 500 and the S&P 500 Utilities Industry Index, as well as a reinvestment of dividends paid on such investments throughout the period.
Comparison of Five-Year Cumulative Total Return
among Atmos Energy Corporation, S&P 500 Index and
S&P 500 Utilities Industry Index

	Cumulative Total Return
	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024
Atmos Energy Corporation	100.00	85.77	81.21	96.19	102.59	138.10
S&P 500 Stock Index	100.00	115.15	149.70	126.54	153.89	209.84
S&P 500 Utilities Stock Index	100.00	95.03	105.49	111.38	103.56	146.87

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
1998 Long-Term Incentive Plan	737,219	(1)	$—	407,966
Total equity compensation plans approved by security holders	737,219		—	407,966
Equity compensation plans not approved by security holders	—		—	—
Total	737,219		$—	407,966

(1)Comprised of a total of 259,666 time-lapse restricted stock units, 215,515 director share units, and 262,038 performance-based restricted stock units at the target level of performance granted under our 1998 Long-Term Incentive Plan.

ITEM 6.	Reserved.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
This section provides management’s discussion of the financial condition, changes in financial condition, and results of operations of Atmos Energy Corporation and its consolidated subsidiaries with specific information on results of operations and liquidity and capital resources. It includes management’s interpretation of our financial results, the factors affecting these results, the major factors expected to affect future operating results, and future investment and financing plans. This discussion should be read in conjunction with our consolidated financial statements and notes thereto.
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
Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995
The statements contained in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy”, or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply, and other factors. These risks and uncertainties include the following: federal, state, and local regulatory and political trends and decisions, including the impact of rate proceedings before various state regulatory commissions; increased federal regulatory oversight and potential penalties; possible increased federal, state, and local regulation of the safety of our operations; possible significant costs and liabilities resulting from pipeline integrity and other similar programs and related repairs; the inherent hazards and risks involved in distributing, transporting, and storing natural gas; the availability and accessibility of contracted gas supplies, interstate pipeline, and/or storage services; increased competition from energy suppliers and alternative forms of energy; failure to attract and retain a qualified workforce; natural disasters, adverse weather, terrorist activities, or other events and other risks and uncertainties discussed herein, all of which are difficult to predict and many of which are beyond our control; failure of technology that affects the Company's business operations; the threat of cyber-attacks or acts of cyber-terrorism that could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee, or Company information; the impact of new cybersecurity compliance requirements; adverse weather conditions; the impact of legislation to reduce or eliminate greenhouse gas emissions or fossil fuels; the impact of climate change; the capital-intensive nature of our business; our ability to continue to access the credit and capital markets to execute our business strategy; market risks beyond our control affecting our risk management activities, including commodity price volatility, counterparty performance or creditworthiness, and interest rate risk; the concentration of our operations in Texas; the impact of adverse economic conditions on our customers; changes in the availability and price of natural gas; and increased costs of providing health care benefits, along with pension and postretirement health care benefits and increased funding requirements. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements. The accounting policies discussed below are both important to the presentation of our financial condition and results of operations and require management to make difficult, subjective, or complex accounting estimates. Accordingly, these critical accounting policies are reviewed periodically by the Audit Committee of the Board of Directors.

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
Decisions of regulatory authorities

Issuance of new regulations or regulatory mechanisms

Assessing that the recoverability of deferred costs and utility assets is probable

Continuing to meet the criteria of a cost-based, rate regulated entity for accounting purposes

Critical Accounting Policy	Summary of Policy	Factors Influencing Application of the Policy
Pension and other postretirement plans	Pension and other postretirement plan costs and liabilities are determined on an actuarial basis using a September 30 measurement date and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates, and current demographic and actuarial mortality data. The assumed discount rate and the expected return are the assumptions that generally have the most significant impact on our pension costs and liabilities. The assumed discount rate, the assumed health care cost trend rate, and assumed rates of retirement generally have the most significant impact on our postretirement plan costs and liabilities.

The discount rate is utilized principally in calculating the actuarial present value of our pension and postretirement obligations and net periodic pension and postretirement benefit plan costs. When establishing our discount rate, we consider high quality corporate bond rates based on bonds available in the marketplace that are suitable for settling the obligations, changes in those rates from the prior year, and the implied discount rate that is derived from matching our projected benefit disbursements with currently available high quality corporate bonds.

The expected long-term rate of return on assets is utilized in calculating the expected return on plan assets component of our annual pension and postretirement plan costs. We estimate the expected return on plan assets by evaluating expected bond returns, equity risk premiums, asset allocations, the effects of active plan management, the impact of periodic plan asset rebalancing, and historical performance. We also consider the guidance from our investment advisors in making a final determination of our expected rate of return on assets. To the extent the actual rate of return on assets realized over the course of a year is greater than or less than the assumed rate, that year’s annual pension or postretirement plan costs are not affected. Rather, this gain or loss reduces or increases future pension or postretirement plan costs over a period of approximately ten to twelve years.

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

Assumed investment returns by asset class

Assumed future salary increases

Assumed discount rate

Projected timing of future cash disbursements

Health care cost experience trends

Participant demographic information

Actuarial mortality assumptions

Impact of legislation

Impact of regulation

RESULTS OF OPERATIONS
Overview
Atmos Energy's vision is to be the safest provider of natural gas services. Our commitment to this vision requires significant levels of capital spending to modernize our natural gas distribution system and operating costs to deliver natural gas safely and reliably and in full compliance with the various safety regulations impacting our business. We have the ability to begin recovering a significant portion of our expenditures timely through rate designs and mechanisms that reduce or eliminate regulatory lag and separate the recovery of our approved rate from customer usage patterns. The execution of our capital spending program, the ability to recover these expenditures timely and our ability to access the capital markets to satisfy our financing needs are the primary drivers that affect our financial performance.
The following table details our consolidated net income by segment during the last three fiscal years:

	For the Fiscal Year Ended September 30
	2024	2023	2022
	(In thousands)
Distribution segment	$671,413	$580,397	$521,977
Pipeline and storage segment	371,482	305,465	252,421
Net income	$1,042,895	$885,862	$774,398
During fiscal 2024, we recorded net income of $1,042.9 million, or $6.83 per diluted share, compared to net income of $885.9 million, or $6.10 per diluted share in the prior year. The year-over-year increase in net income of $157.0 million largely reflects positive rate outcomes driven by safety and reliability spending. Additionally, our fiscal 2024 results were favorably impacted by $21.1 million as a result of legislation that became effective during the first quarter of fiscal 2024 to reduce property tax expenses in Texas and $13.9 million as a result of a change to our bad debt recovery mechanism in Mississippi. These increases were partially offset by increased employee-related costs, depreciation expense, and interest expense.
During the year ended September 30, 2024, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $376.3 million. Excluding the impact of the refund of excess deferred income taxes resulting from previously enacted tax reform legislation, our total fiscal 2024 rate outcomes were $307.1 million. Additionally, we had ratemaking efforts in progress at September 30, 2024, seeking a total increase in annual operating income of $218.0 million.
During fiscal year 2024, we refunded $133.6 million in excess deferred tax liabilities to customers. These refunds also reduced our income tax expense, resulting in an immaterial impact to our fiscal 2024 and 2023 results.
Capital expenditures for fiscal 2024 were $2.9 billion. Approximately 83 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce regulatory lag to six months or less.
During fiscal 2024, we completed approximately $2.0 billion of long-term debt and equity financing. As of September 30, 2024, our equity capitalization was 61.0 percent. As of September 30, 2024, we had approximately $4.8 billion in total liquidity, consisting of $307.3 million in cash and cash equivalents, $1,380.6 million in funds available through equity forward sales agreements, and $3,094.4 million in undrawn capacity under our credit facilities.
Distribution Segment
The distribution segment is comprised of our regulated natural gas distribution and related sales operations in eight states. The primary factors that impact the results of our distribution operations are our ability to earn our authorized rates of return, competitive factors in the energy industry, and economic conditions in our service areas.
Our ability to earn our authorized rates is based primarily on our ability to improve the rate design in our various ratemaking jurisdictions to minimize regulatory lag and, ultimately, separate the recovery of our approved rates from customer usage patterns. Improving rate design is a long-term process and is further complicated by the fact that we operate in multiple rate jurisdictions. The “Ratemaking Activity” section of this Form 10-K describes our current rate strategy, progress towards implementing that strategy, and recent ratemaking initiatives in more detail. During fiscal 2024, we completed regulatory proceedings in our distribution segment resulting in a $266.8 million increase in annual operating income. Excluding the impact of the refund of excess deferred income taxes resulting from previously enacted tax reform legislation, our total fiscal 2024 annualized rate outcomes in our distribution segment were $234.5 million.
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
The cost of gas typically does not have a direct impact on our operating income because these costs are recovered through our purchased gas cost adjustment mechanisms. However, higher gas costs may adversely impact our accounts receivable collections, resulting in higher bad debt expense. This risk is currently mitigated by rate design that allows us to collect from our customers the gas cost portion of our bad debt expense on approximately 89 percent of our residential and commercial revenues. Additionally, higher gas costs may require us to increase borrowings under our credit facilities, resulting in higher interest expense. Finally, higher gas costs, as well as competitive factors in the industry and general economic conditions may cause customers to conserve or, in the case of industrial consumers, to use alternative energy sources.

Review of Financial and Operating Results
Financial and operational highlights for our distribution segment for the fiscal years ended September 30, 2024, 2023, and 2022 are presented below.

	For the Fiscal Year Ended September 30
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In thousands, unless otherwise noted)
Operating revenues	$3,915,141	$4,099,690	$4,035,194	$(184,549)	$64,496
Purchased gas cost	1,620,515	2,061,920	2,210,302	(441,405)	(148,382)
Operating expenses	1,440,192	1,345,144	1,220,347	95,048	124,797
Operating income	854,434	692,626	604,545	161,808	88,081
Other non-operating income	30,106	24,988	6,946	5,118	18,042
Interest charges	117,086	77,185	49,921	39,901	27,264
Income before income taxes	767,454	640,429	561,570	127,025	78,859
Income tax expense	96,041	60,032	39,593	36,009	20,439
Net income	$671,413	$580,397	$521,977	$91,016	$58,420
Consolidated distribution sales volumes — MMcf	283,977	289,948	292,266	(5,971)	(2,318)
Consolidated distribution transportation volumes — MMcf	156,389	152,963	152,709	3,426	254
Total consolidated distribution throughput — MMcf	440,366	442,911	444,975	(2,545)	(2,064)
Consolidated distribution average cost of gas per Mcf sold	$5.71	$7.11	$7.56	$(1.40)	$(0.45)

Fiscal year ended September 30, 2024 compared with fiscal year ended September 30, 2023
Operating income for our distribution segment increased 23.4 percent. Key drivers for the change in operating income include:
•a $219.2 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $24.8 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
•a $10.6 million decrease in bad debt expense, as discussed in Note 6 to the consolidated financial statements.
Partially offset by:
•a $50.0 million increase in depreciation expense associated with increased capital investments.
•a $19.9 million increase in employee-related costs primarily due to an increase in headcount to support company growth.
•a $2.7 million increase in property taxes, which is inclusive of a $15.7 million decrease related to the Texas property tax legislation discussed above.
•a $26.9 million increase in other operation and maintenance expense, including higher costs associated with software maintenance, compliance activities, training, and other administrative costs.
Interest charges increased $39.9 million primarily due to the issuance of long-term debt during fiscal 2024. The increase in interest charges is also due to the amortization of the Texas regulatory asset that is discussed in Note 3 to the consolidated financial statements. However, this increase is offset by a corresponding increase in revenue resulting in no impact to net income.
The fiscal year ended September 30, 2023 compared with fiscal year ended September 30, 2022 for our distribution segment is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
The following table shows our operating income by distribution division, in order of total rate base, for the fiscal years ended September 30, 2024, 2023, and 2022. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	For the Fiscal Year Ended September 30
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In thousands)
Mid-Tex	$464,616	$345,545	$315,644	$119,071	$29,901
Kentucky/Mid-States	90,601	87,258	84,098	3,343	3,160
Louisiana	94,362	80,942	73,486	13,420	7,456
West Texas	72,929	62,351	53,604	10,578	8,747
Mississippi	97,512	78,517	65,947	18,995	12,570
Colorado-Kansas	42,816	40,674	26,000	2,142	14,674
Other	(8,402)	(2,661)	(14,234)	(5,741)	11,573
Total	$854,434	$692,626	$604,545	$161,808	$88,081
Pipeline and Storage Segment
Our pipeline and storage segment consists of the pipeline and storage operations of our Atmos Pipeline–Texas Division (APT) and our natural gas transmission operations in Louisiana. APT is one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas producing areas of central, northern, and eastern Texas, extending into or near the major producing areas of the Barnett Shale, the Texas Gulf Coast, and the Permian Basin of West Texas. APT provides transportation and storage services to our Mid-Tex Division, other third-party local distribution companies, industrial, and electric generation customers, as well as marketers and producers. Over 80 percent of this segment's revenues are derived from these APT services. These revenues are subject to traditional ratemaking governed by the Texas Railroad Commission (RRC). As part of its pipeline operations, APT owns and operates five underground storage facilities in Texas.
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
Our pipeline and storage segment is impacted by seasonal weather patterns, competitive factors in the energy industry, and economic conditions in our Texas and Louisiana service areas. Natural gas prices do not directly impact the results of this segment as revenues are derived from the transportation and storage of natural gas. However, natural gas prices and demand for natural gas could influence the level of drilling activity in the supply areas that we serve, which may influence the level of throughput we may be able to transport on our pipelines. Further, natural gas price differences between the various hubs that we serve in Texas could influence the volumes of gas transported for shippers through our Texas pipeline system and rates for such transportation.
The results of APT are also significantly impacted by the natural gas requirements of its local distribution company customers. Additionally, its operations may be impacted by the timing of when costs and expenses are incurred and when these costs and expenses are recovered through its tariffs.
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 27, 2024, APT made a GRIP filing that covered changes in net property, plant and equipment investment from January 1, 2023 through December 31, 2023 with a requested increase in operating income of $82.4 million. On May 14, 2024, the Texas Railroad Commission (RRC) approved the Company's GRIP filing.
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
Review of Financial and Operating Results
Financial and operational highlights for our pipeline and storage segment for the fiscal years ended September 30, 2024, 2023, and 2022 are presented below.

	For the Fiscal Year Ended September 30
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$715,117	$621,987	$546,038	$93,130	$75,949
Third-party transportation revenue	210,568	154,018	136,907	56,550	17,111
Other revenue	12,344	9,169	10,715	3,175	(1,546)
Total operating revenues	938,029	785,174	693,660	152,855	91,514
Total purchased gas cost	146	(1,220)	(1,583)	1,366	363
Operating expenses	436,955	411,873	378,806	25,082	33,067
Operating income	500,928	374,521	316,437	126,407	58,084
Other non-operating income	40,940	44,787	26,791	(3,847)	17,996
Interest charges	73,546	60,096	52,890	13,450	7,206
Income before income taxes	468,322	359,212	290,338	109,110	68,874
Income tax expense	96,840	53,747	37,917	43,093	15,830
Net income	$371,482	$305,465	$252,421	$66,017	$53,044
Gross pipeline transportation volumes — MMcf	831,534	834,847	776,608	(3,313)	58,239
Consolidated pipeline transportation volumes — MMcf	635,728	635,508	580,488	220	55,020
Fiscal year ended September 30, 2024 compared with fiscal year ended September 30, 2023
Operating income for our pipeline and storage segment increased 33.8 percent. Key drivers for the change in operating income include:
•a $68.4 million increase due to rate adjustments from the GRIP filings approved in May 2023 and 2024, and the rate case approved in December 2023.
•a $39.0 million net increase in APT's through-system activities primarily associated with increased spreads.
•a $27.8 million decrease in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
•a $14.5 million increase due to higher capacity contracted by tariff-based customers due to their increased peak day demand.
•a $3.1 million decrease in property taxes, which is inclusive of a $5.4 million decrease related to the Texas property tax legislation discussed above.
Partially offset by:
•an $8.4 million increase in depreciation expense associated with increased capital investments.
•an $18.1 million increase in operation and maintenance expense due to increased storage and compression maintenance and other compliance-related activities.
Interest charges increased $13.5 million primarily due to the issuance of long-term debt during fiscal 2024.
The fiscal year ended September 30, 2023 compared with fiscal year ended September 30, 2022 for our pipeline and storage segment is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES
The liquidity required to fund our working capital, capital expenditures, and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. Additionally, we have a $1.5 billion commercial paper program and four committed revolving credit facilities with $3.1 billion in total availability from third-party lenders. The commercial paper program and credit facilities provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company's desired capital structure. Additionally, we have various uncommitted trade credit lines with our gas suppliers that we utilize to purchase natural gas on a monthly basis.
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities. As of the date of this report, $1.1 billion of securities remained available for issuance under the shelf registration statement, which expires March 31, 2026.
We also have an at-the-market (ATM) equity sales program that allows us to issue and sell shares of our common stock up to an aggregate offering price of $1.0 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires March 31, 2026. As of the date of this report, $10.0 million of equity is available for issuance under this ATM equity sales program. Additionally, as of September 30, 2024, we had $1.4 billion in available proceeds from outstanding forward sale agreements issued under the ATM program.
In the first half of fiscal 2025, we anticipate filing a new $8.0 billion shelf registration statement and a prospectus supplement under this new shelf registration statement for a new $1.7 billion ATM equity sales program to replace the former arrangements.
As of September 30, 2024, we had the following forward starting interest rate swaps in place to hedge future planned debt issuances:

Planned Debt Issuance Date	Amount Hedged	Effective Interest Rate
	(In thousands)
Fiscal 2026	$300,000	2.16%
	$300,000
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditures program. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table presents our capitalization as of September 30, 2024 and 2023:

	September 30
	2024		2023
	(In thousands, except percentages)
Short-term debt	$—	—%	$241,933	1.4%
Long-term debt (1)	7,785,297	39.0%	6,555,701	37.1%
Shareholders’ equity	12,157,669	61.0%	10,870,064	61.5%
Total capitalization, including short-term debt	$19,942,966	100.0%	$17,667,698	100.0%
(1)Inclusive of our finance leases, but exclusive of AEK's securitized long-term debt.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, and other factors.
Cash flows from operating, investing, and financing activities for the years ended September 30, 2024, 2023, and 2022 are presented below.

	For the Fiscal Year Ended September 30
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In thousands)
Total cash provided by (used in)
Operating activities	$1,733,746	$3,459,743	$977,584	$(1,725,997)	$2,482,159
Investing activities	(2,922,769)	(2,795,280)	(2,429,958)	(127,489)	(365,322)
Financing activities	1,478,631	(696,769)	1,387,205	2,175,400	(2,083,974)
Change in cash and cash equivalents and restricted cash and cash equivalents	289,608	(32,306)	(65,169)	321,914	32,863
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	19,248	51,554	116,723	(32,306)	(65,169)
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$308,856	$19,248	$51,554	$289,608	$(32,306)
Cash flows for the fiscal year ended September 30, 2023 compared with fiscal year ended September 30, 2022 is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
Cash flows from operating activities
For the fiscal year ended September 30, 2024, cash flow provided by operating activities was $1,733.7 million compared with $3,459.7 million in the prior year. Fiscal 2023 operating cash flow included $2,021.9 million of cash received as a result of the conclusion of Texas securitization proceedings. Excluding this cash inflow, operating cash flow in fiscal 2023 was $1,437.8 million, and the year-over-year increase in operating cash flow primarily reflects the positive effects of successful rate case outcomes achieved in fiscal 2024 and 2023.
Cash flows from investing activities
Our capital expenditures are primarily used to improve the safety and reliability of our distribution and transmission system through pipeline replacement and system modernization and to enhance and expand our system to meet customer needs. Over the last three fiscal years, approximately 86 percent of our capital spending has been committed to improving the safety and reliability of our system.
For the fiscal year ended September 30, 2024, we had $2.9 billion in capital expenditures compared with $2.8 billion for the fiscal year ended September 30, 2023. Capital spending in our distribution segment increased $322.2 million, primarily as a result of increased system modernization and customer growth spending. Capital spending in our pipeline and storage segment decreased $191.0 million, primarily due to the timing of spending for pipeline system safety and reliability in Texas.
Cash flows from financing activities
Our financing activities provided $1,478.6 million of cash for fiscal year 2024 compared with $696.8 million of cash used by financing activities for fiscal year 2023.
During the fiscal year ended September 30, 2024, we received approximately $2.0 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $500 million of 6.20% senior notes due October 2053 and $400 million of 5.90% senior notes due October 2033, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $889.4 million. We also completed a public offering of $325 million of 5.90% senior notes due October 2033, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $339.0 million. Additionally, during the fiscal year ended September 30, 2024, we settled 6,401,469 shares that had been sold on a forward basis for net proceeds of $750.0 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. We also received $231.1 million from the settlement of forward starting interest rate swaps related to a debt issuance completed in October 2024. Cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding.
During the fiscal year ended September 30, 2023, we repaid $2.2 billion in long-term debt, and we received approximately $1.6 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $500 million of 5.75% senior notes due October 2052 and $300 million of 5.45% senior notes due October 2032, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $789.4 million. Additionally, during the year ended September 30, 2023, we settled 7,272,261 shares that had been sold on a forward basis for net proceeds of $806.9 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. We also received $171.1 million from the settlement of forward starting interest rate swaps related to a debt issuance completed in October 2023. Cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding. Finally, Atmos Energy Kansas Securitization I, LLC, a special-purpose, wholly-owned subsidiary of Atmos Energy, issued $95 million in securitized long-term debt.
The following table shows the number of shares issued for the fiscal years ended September 30, 2024, 2023, and 2022:

	For the Fiscal Year Ended September 30
	2024	2023	2022
Shares issued:
Direct Stock Purchase Plan	60,756	64,871	68,693
Retirement Savings Plan and Trust	67,134	69,716	72,339
1998 Long-Term Incentive Plan (LTIP)	236,703	189,337	427,929
Equity Issuance (1)	6,401,469	7,272,261	7,907,883
Total shares issued	6,766,062	7,596,185	8,476,844
(1)Share amounts do not include shares issued under forward sale agreements until the shares have been settled.
Credit Ratings
Our credit ratings directly affect our ability to obtain short-term and long-term financing, in addition to the cost of such financing. In determining our credit ratings, the rating agencies consider a number of quantitative factors, including but not limited to, debt to total capitalization, operating cash flow relative to outstanding debt, operating cash flow coverage of interest, and operating cash flow less dividends to debt. In addition, the rating agencies consider qualitative factors such as consistency of our earnings over time, the risks associated with our business, and the regulatory structures that govern our rates in the states where we operate.
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). On April 1, 2024, Moody's reaffirmed its long-term and short-term credit ratings and placed our ratings under negative outlook. As of September 30, 2024, our outlook and current debt ratings, which are all considered investment grade, are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of September 30, 2024. Our debt covenants are described in Note 8 to the consolidated financial statements.

Contractual Obligations and Commercial Commitments
The following table provides information about contractual obligations and commercial commitments at September 30, 2024.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(In thousands)
Contractual Obligations
Long-term debt (1)	$7,785,000	$—	$510,000	$650,000	$6,625,000
Securitized long-term debt	85,078	8,207	17,721	19,621	39,529
Interest charges (2)	5,854,623	318,117	635,037	592,054	4,309,415
Interest charges on securitized long-term debt	21,071	4,281	7,255	5,356	4,179
Finance leases (3)	66,506	3,438	7,070	7,338	48,660
Operating leases (4)	320,408	43,244	73,917	56,419	146,828
Financial instrument obligations (5)	7,637	7,324	313	—	—
Pension and postretirement benefit plan contributions (6)	273,428	27,596	51,411	65,310	129,111
Uncertain tax positions (7)	57,797	—	57,797	—	—
Total contractual obligations	$14,471,548	$412,207	$1,360,521	$1,396,098	$11,302,722

(1)Long-term debt excludes our finance lease obligations, which are separately reported within this table. See Note 8 to the consolidated financial statements for further details.
(2)Interest charges were calculated using the coupon rate for each debt issuance through the contractual maturity date.
(3)Finance lease payments shown above include interest totaling $17.6 million. See Note 7 to the consolidated financial statements.
(4)Operating lease payments shown above include interest totaling $61.6 million. See Note 7 to the consolidated financial statements.
(5)Represents liabilities for natural gas commodity financial instruments that were valued as of September 30, 2024. The ultimate settlement amounts of these remaining liabilities are unknown because they are subject to continuing market risk until the financial instruments are settled.
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

We maintain supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of individual contracts. Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. At September 30, 2024, we were committed to purchase 25.9 Bcf within one year and 38.7 Bcf within two to three years under indexed contracts. At September 30, 2024, we were committed to purchase 6.8 Bcf within one year under fixed price contracts with a weighted average price of $3.10 per Mcf.
Risk Management Activities
In our distribution and pipeline and storage segments, we use a combination of physical storage, fixed physical contracts, and fixed financial contracts to reduce our exposure to unusually large winter-period gas price increases. Additionally, we manage interest rate risk by entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
We record our financial instruments as a component of risk management assets and liabilities, which are classified as current or noncurrent based upon the anticipated settlement date of the underlying financial instrument. Substantially all of our financial instruments are valued using external market quotes and indices.
The following table shows the components of the change in fair value of our financial instruments for the fiscal year ended September 30, 2024 (in thousands):

Fair value of contracts at September 30, 2023	$370,256
Contracts realized/settled	(264,650)
Fair value of new contracts	4,790
Other changes in value	(21,745)
Fair value of contracts at September 30, 2024	88,651
Netting of cash collateral	—
Cash collateral and fair value of contracts at September 30, 2024	$88,651

The fair value of our financial instruments at September 30, 2024, is presented below by time period and fair value source:

	Fair Value of Contracts at September 30, 2024
	Maturity in years
Source of Fair Value	Less than 1	1-3	4-5	Greater than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(5,233)	$93,884	$—	$—	$88,651
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(5,233)	$93,884	$—	$—	$88,651

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
We conduct risk management activities in our distribution and pipeline and storage segments. In our distribution segment, we use a combination of physical storage, fixed-price forward contracts, and financial instruments, primarily over-the-counter swap and option contracts, in an effort to minimize the impact of natural gas price volatility on our customers during the winter heating season. Our risk management activities and related accounting treatment are described in further detail in Note 16 to the consolidated financial statements. Additionally, our earnings are affected by changes in short-term interest rates as a result of our issuance of short-term commercial paper and our other short-term borrowings.
Commodity Price Risk
We purchase natural gas for our distribution operations. Substantially all of the costs of gas purchased for distribution operations are recovered from our customers through purchased gas cost adjustment mechanisms. Therefore, our distribution operations have limited commodity price risk exposure.
Interest Rate Risk
Our earnings are exposed to changes in short-term interest rates associated with our short-term commercial paper program and other short-term borrowings. We use a sensitivity analysis to estimate our short-term interest rate risk. For purposes of this analysis, we estimate our short-term interest rate risk as the difference between our actual interest expense for the period and estimated interest expense for the period assuming a hypothetical average one percent increase in the interest rates associated with our short-term borrowings. Had interest rates associated with our short-term borrowings increased by an average of one percent, our interest expense would not have materially increased during 2024.

ITEM 8.	Financial Statements and Supplementary Data.
All financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and accompanying notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Atmos Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation (the Company) as of September 30, 2024 and 2023, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 18, 2024 expressed an unqualified opinion thereon.
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

Regulation
Description of the Matter
As discussed in Note 3 to the consolidated financial statements, the Company’s distribution and pipeline and storage operations are subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which they operate. The Company’s accounting policies recognize the financial effects of the ratemaking and accounting practices and policies of the various regulatory commissions and are subject to accounting principles for rate-regulated activities. As a result, certain costs are permitted to be capitalized rather than expensed because they can be recovered through rates. The Company records certain costs as regulatory assets when future recovery through customer rates is considered probable. Regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. The amounts to be recovered or recognized are based upon the Company’s historical experience and understanding of the regulations. As of September 30, 2024, there were $579.4 million of deferred costs included in regulatory assets and $1,227.9 million of regulatory liabilities awaiting cash outflow or potential refund.
Auditing the effects of regulatory matters is complex as it requires specialized knowledge of rate-regulated activities and assessments as to matters that could affect the recording or updating of regulatory assets and liabilities.

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

Dallas, Texas
November 18, 2024

ATMOS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30
	2024	2023
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$24,784,285	$21,958,447
Construction in progress	1,063,798	939,927
	25,848,083	22,898,374
Less accumulated depreciation and amortization	3,643,716	3,291,791
Net property, plant and equipment	22,204,367	19,606,583
Current assets
Cash and cash equivalents	307,340	15,404
Restricted cash and cash equivalents (See Note 10)	1,516	3,844
Cash and cash equivalents and restricted cash and cash equivalents	308,856	19,248
Accounts receivable, less allowance for uncollectible accounts of $37,056 in 2024 and $40,840 in 2023	365,882	328,654
Gas stored underground	169,508	245,830
Other current assets	288,068	292,036
Total current assets	1,132,314	885,768
Securitized intangible asset, less accumulated amortization of $10,756 in 2024 and $1,398 in 2023 (See Note 10)	82,844	92,202
Goodwill	731,257	731,257
Deferred charges and other assets	1,043,683	1,201,158
	$25,194,465	$22,516,968
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: 2024 — 155,258,845 shares; 2023 — 148,492,783 shares	$776	$742
Additional paid-in capital	7,474,559	6,684,120
Accumulated other comprehensive income	465,715	518,528
Retained earnings	4,216,619	3,666,674
Shareholders’ equity	12,157,669	10,870,064
Long-term debt	7,783,646	6,554,133
Securitized long-term debt (See Note 10)	76,871	85,078
Total capitalization	20,018,186	17,509,275
Commitments and contingencies (See Note 14)
Current liabilities
Accounts payable and accrued liabilities	445,397	336,083
Other current liabilities	750,620	763,086
Short-term debt	—	241,933
Current maturities of long-term debt	1,651	1,568
Current maturities of securitized long-term debt (See Note 10)	8,207	9,922
Total current liabilities	1,205,875	1,352,592
Deferred income taxes	2,593,342	2,304,974
Regulatory excess deferred taxes (See Note 15)	177,315	253,212
Regulatory cost of removal obligation	507,815	497,017
Deferred credits and other liabilities	691,932	599,898
	$25,194,465	$22,516,968
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2024	2023	2022
	(In thousands, except per share data)
Operating revenues
Distribution segment	$3,915,141	$4,099,690	$4,035,194
Pipeline and storage segment	938,029	785,174	693,660
Intersegment eliminations	(687,983)	(609,507)	(527,192)
Total operating revenues	4,165,187	4,275,357	4,201,662
Purchased gas cost
Distribution segment	1,620,515	2,061,920	2,210,302
Pipeline and storage segment	146	(1,220)	(1,583)
Intersegment eliminations	(686,968)	(608,527)	(526,063)
Total purchased gas cost	933,693	1,452,173	1,682,656
Operation and maintenance expense	819,137	764,906	710,161
Depreciation and amortization expense	669,972	604,327	535,655
Taxes, other than income	387,023	386,804	352,208
Operating income	1,355,362	1,067,147	920,982
Other non-operating income	71,046	69,775	33,737
Interest charges	190,632	137,281	102,811
Income before income taxes	1,235,776	999,641	851,908
Income tax expense	192,881	113,779	77,510
Net income	$1,042,895	$885,862	$774,398
Basic net income per share	$6.83	$6.10	$5.61
Diluted net income per share	$6.83	$6.10	$5.60
Weighted average shares outstanding:
Basic	152,508	145,121	137,830
Diluted	152,666	145,166	138,096

Net income	$1,042,895	$885,862	$774,398
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $168, $37 and $(157)	582	126	(542)
Cash flow hedges:
Amortization and unrealized gains (losses) on interest rate agreements, net of tax of $(15,432), $43,148 and $86,664	(53,395)	149,290	299,851
Total other comprehensive income (loss)	(52,813)	149,416	299,309
Total comprehensive income	$990,082	$1,035,278	$1,073,707
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2021	132,419,754	$662	$5,023,751	$69,803	$2,812,673	$7,906,889
Net income	—	—	—	—	774,398	774,398
Other comprehensive income	—	—	—	299,309	—	299,309
Cash dividends ($2.72 per share)	—	—	—	—	(375,914)	(375,914)
Common stock issued:
Public offering	7,907,883	40	776,765	—	—	776,805
Direct stock purchase plan	68,693	—	7,495	—	—	7,495
Retirement savings plan	72,339	—	7,908	—	—	7,908
1998 Long-term incentive plan	427,929	2	2,396	—	—	2,398
Employee stock-based compensation	—	—	19,803	—	—	19,803
Balance, September 30, 2022	140,896,598	704	5,838,118	369,112	3,211,157	9,419,091
Net income	—	—	—	—	885,862	885,862
Other comprehensive income	—	—	—	149,416	—	149,416
Cash dividends ($2.96 per share)	—	—	—	—	(430,345)	(430,345)
Common stock issued:
Public offering	7,272,261	36	806,913	—	—	806,949
Direct stock purchase plan	64,871	—	7,429	—	—	7,429
Retirement savings plan	69,716	1	7,965	—	—	7,966
1998 Long-term incentive plan	189,337	1	2,107	—	—	2,108
Employee stock-based compensation	—	—	21,588	—	—	21,588
Balance, September 30, 2023	148,492,783	742	6,684,120	518,528	3,666,674	10,870,064
Net income	—	—	—	—	1,042,895	1,042,895
Other comprehensive loss	—	—	—	(52,813)	—	(52,813)
Cash dividends ($3.22 per share)	—	—	—	—	(492,950)	(492,950)
Common stock issued:
Public offering	6,401,469	32	749,955	—	—	749,987
Direct stock purchase plan	60,756	—	7,129	—	—	7,129
Retirement savings plan	67,134	1	7,954	—	—	7,955
1998 Long-term incentive plan	236,703	1	2,197	—	—	2,198
Employee stock-based compensation	—	—	23,204	—	—	23,204
Balance, September 30, 2024	155,258,845	$776	$7,474,559	$465,715	$4,216,619	$12,157,669

See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2024	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,042,895	$885,862	$774,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	669,972	604,327	535,655
Deferred income taxes	172,707	108,215	53,651
Stock-based compensation	10,709	10,178	10,743
Amortization of debt issuance costs	(6,882)	3,639	9,141
Equity component of AFUDC	(58,234)	(64,019)	(45,505)
Other	1,546	(591)	3,265
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(40,909)	46,859	(34,325)
(Increase) decrease in gas stored underground	76,322	112,111	(179,825)
Decrease in Winter Storm Uri current regulatory asset (see Note 3)	—	2,021,889	—
(Increase) decrease in other current assets	17,138	(36,041)	(65,979)
(Increase) decrease in deferred charges and other assets	(195,369)	(172,586)	13,287
Increase (decrease) in accounts payable and accrued liabilities	(4,563)	(132,575)	40,394
Increase (decrease) in other current liabilities	(10,287)	30,687	(152,274)
Increase in deferred credits and other liabilities	58,701	41,788	14,958
Net cash provided by operating activities	1,733,746	3,459,743	977,584
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(2,937,124)	(2,805,973)	(2,444,420)
Purchases of debt and equity securities	(19,734)	(46,789)	(28,285)
Proceeds from sale of debt and equity securities	5,977	25,134	4,872
Maturities of debt securities	12,050	13,340	27,586
Other, net	16,062	19,008	10,289
Net cash used in investing activities	(2,922,769)	(2,795,280)	(2,429,958)
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended September 30
	2024	2023	2022
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt	(241,933)	56,966	184,967
Proceeds from issuance of long-term debt, net of premium/discount	1,240,204	797,258	798,802
Proceeds from issuance of securitized long-term debt by AEK	—	95,000	—
Net proceeds from equity offering	749,987	806,949	776,805
Issuance of common stock through stock purchase and employee retirement plans	15,084	15,395	15,403
Settlement of interest rate swaps	231,138	171,145	197,073
Proceeds from term loan	—	2,020,000	—
Repayment of term loan	—	(2,020,000)	—
Repayment of long-term debt	—	(2,200,000)	(200,000)
Repayment of securitized long-term debt by AEK	(9,922)	—	—
Cash dividends paid	(492,950)	(430,345)	(375,914)
Debt issuance costs	(11,844)	(7,864)	(8,196)
Securitized debt issuance costs	—	(1,273)	—
Other	(1,133)	—	(1,735)
Net cash provided by (used in) financing activities	1,478,631	(696,769)	1,387,205
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	289,608	(32,306)	(65,169)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	19,248	51,554	116,723
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$308,856	$19,248	$51,554
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business
Atmos Energy Corporation (Atmos Energy or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Through our distribution business, we deliver natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public-authority, and industrial customers through our six regulated distribution divisions in the service areas described below:

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
Our pipeline and storage business, which is also subject to federal and state regulation, consists of the pipeline and storage operations of our Atmos Pipeline–Texas (APT) Division and our natural gas transmission business in Louisiana. The APT division provides transportation and storage services to our Mid-Tex Division, other third-party local distribution companies, industrial, and electric generation customers, as well as marketers and producers. As part of its pipeline operations, APT manages five underground storage facilities in Texas. We also provide ancillary services customary to the pipeline industry including parking arrangements, lending, and sales of inventory on hand. Our natural gas transmission operations in Louisiana are comprised of a 21-mile pipeline located in the New Orleans, Louisiana area that is primarily used to aggregate gas supply for our distribution division in Louisiana under a long-term contract and on a more limited basis, to third parties.
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
Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. The most significant estimates include the allowance for doubtful accounts, unbilled revenues, contingency accruals, pension and postretirement obligations, deferred income taxes, risk management and trading activities, and fair value measurements. Actual results could differ from those estimates.
Regulation — Our distribution and pipeline and storage operations are subject to regulation with respect to rates, service, maintenance of accounting records, and various other matters by the respective regulatory authorities in the states in which we operate. Our accounting policies recognize the financial effects of the ratemaking and accounting practices and policies of the various regulatory commissions. Accounting principles generally accepted in the United States require cost-based, rate-regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. As a result, certain costs are permitted to be capitalized rather than expensed because they can be recovered through rates. We record certain costs as regulatory assets when future recovery through customer rates is considered probable. Regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. The amounts to be recovered or recognized are based upon historical experience and our understanding of the regulations. Further, regulation may impact the period in which revenues or expenses are recognized.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue recognition
Distribution Revenues
Distribution revenues represent the delivery of natural gas to residential, commercial, industrial, and public authority customers at prices based on tariff rates established by regulatory authorities in the states in which we operate. Revenue is recognized and our performance obligation is satisfied over time when natural gas is delivered and simultaneously consumed by our customers. We have elected to use the invoice practical expedient and recognize revenue for volumes delivered that we have the right to invoice our customers. We bill our customers on a monthly cycle basis. Accordingly, we estimate volumes from the last meter read to the balance sheet date and accrue revenue for gas delivered but not yet billed.
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
Pipeline and Storage Revenues
Pipeline and storage revenues primarily represent the transportation and storage of natural gas on our APT system and the transmission of natural gas through our 21-mile pipeline in Louisiana. APT provides transportation and storage services to our Mid-Tex Division, other third party local distribution companies, and certain industrial customers under tariff rates approved by the RRC. APT also provides certain transportation and storage services to industrial and electric generation customers, as well as marketers and producers, under negotiated rates. Our pipeline in Louisiana is primarily used to aggregate gas supply for our Louisiana Division under a long-term contract and on a more limited basis to third parties. The demand fee charged to our Louisiana Division is subject to regulatory approval by the Louisiana Public Service Commission. We also manage two asset management plans with distribution affiliates of the Company at terms that have been approved by the applicable state regulatory commissions. The performance obligations for these transportation customers are satisfied by means of transporting customer-supplied gas to the designated location. Revenue is recognized and our performance obligation is satisfied over time when natural gas is delivered to the customer. Management determined that these arrangements qualify for the invoice practical expedient for recognizing revenue. For demand fee arrangements, revenue is recognized and our performance obligation is satisfied by standing ready to transport natural gas over the period of each individual month.
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
Restricted cash and cash equivalents — Restricted cash and cash equivalents consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our consolidated balance sheets. These funds are used to administer payment of debt service on the Securitized Utility Tariff Bonds as well as certain ongoing costs of Atmos Energy Kansas Securitization I, LLC (AEK).
Accounts receivable and allowance for uncollectible accounts — Accounts receivable arise from natural gas sales to residential, commercial, industrial, public authority, and other customers. Our accounts receivable balance includes unbilled amounts which represent a customer’s consumption of gas from the date of the last cycle billing through the last day of the month. The receivable balances are short term and generally do not extend beyond one month.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit losses on our accounts receivable are measured using an expected credit loss model over the entire contractual term from the date of initial recognition. To minimize credit risk, we assess the credit worthiness of new customers, require deposits where necessary, assess late fees, pursue collection activities, and disconnect service for nonpayment. After disconnection, accounts are written off when deemed uncollectible. At each reporting period, we assess the allowance for uncollectible accounts based on historical experience, current conditions, and consideration of expected future conditions. Circumstances which could affect our estimates include, but are not limited to, customer credit issues, the level of natural gas prices, customer deposits, and general economic conditions.
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
Property, plant and equipment — Regulated property, plant and equipment is stated at original cost, net of contributions in aid of construction. The cost of additions includes direct construction costs, payroll related costs (taxes, the service cost portion of pension expense and other benefits), administrative and general costs, and an allowance for funds used during construction (AFUDC). AFUDC represents the capitalizable total cost of funds used to finance the construction of major projects.
The following table details amounts capitalized for the fiscal year ended September 30.

		2024	2023	2022
Component of AFUDC	Statement of Comprehensive Income Location	(In thousands)
Debt	Interest charges	$14,655	$15,808	$12,153
Equity	Other non-operating income	58,234	64,019	45,505
		$72,889	$79,827	$57,658
Major renewals, including replacement pipe, and betterments that are recoverable through our regulatory rate base are capitalized while the costs of maintenance and repairs that are not capitalizable are charged to expense as incurred. The costs of large projects are accumulated in construction in progress until the project is completed. When the project is completed, tested, and placed in service, the balance is transferred to the regulated plant in service account included in the rate base and depreciation begins.
Regulated property, plant and equipment is depreciated at various rates on a straight-line basis. These rates are approved by our regulatory commissions and are comprised of two components: one based on average service life and one based on cost of removal. Accordingly, we recognize our cost of removal expense as a component of depreciation expense. The related cost of removal accrual is reflected as a regulatory liability on the consolidated balance sheet. At the time property, plant and equipment is retired, removal expenses less salvage, are charged to the regulatory cost of removal accrual. The composite depreciation rate was 2.9 percent for the fiscal year ended September 30, 2024, and 3.0 percent for the fiscal years ended September 30, 2023 and 2022.
Other property, plant and equipment is stated at cost. Depreciation is generally computed on the straight-line method for financial reporting purposes based upon estimated useful lives.
Impairment of long-lived assets — We evaluate whether events or circumstances have occurred that indicate that other long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected future cash flows. In the event the sum of the expected future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. No impairment losses were recorded for our long-lived assets during the fiscal years ended September 30, 2024, 2023, and 2022.
Goodwill — We annually evaluate our goodwill balances for impairment during our second fiscal quarter or more frequently as impairment indicators arise. During the second quarter of fiscal 2024, we completed our annual goodwill

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment assessment. We test goodwill for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired. Although not applicable for the fiscal 2024 analysis, if a qualitative goodwill assessment resulted in impairment indicators, we would then use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. These calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates, and the discount rate. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value.
Lease accounting — We determine if an arrangement is a lease at the inception of the agreement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and we have the right to control the asset. We are the lessee for substantially all of our leasing activities, which primarily includes operating leases for office and warehouse space, tower space, vehicles, and heavy equipment used in our operations. We are also a lessee in finance leases for certain service centers.
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
The lease liability represents the present value of all lease payments over the lease term. We do not include short-term leases in the calculation of our lease liabilities. The discount rate used to determine the present value of the lease liability is the rate implicit in the lease unless that rate cannot be readily determined. We use the implicit rate stated in the agreement to determine the lease liability for our fleet leases. We use our corporate collateralized incremental borrowing rate as the discount rate for all other lease agreements. This rate is appropriate because we believe it represents the rate we would have incurred to borrow funds to acquire the leased asset over a similar term. We calculated this rate using a combination of inputs, including our current credit rating, quoted market prices of interest rates for our publicly traded unsecured debt, observable market yield curve data for peer companies with a credit rating one notch higher than our current credit rating, and the lease term.
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
Marketable securities — As of September 30, 2024, we hold marketable securities classified as either equity or debt securities. Changes in fair value of our equity securities are recorded in net income, while debt securities, which are considered available-for-sale securities, are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss).
We regularly evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the securities’ purpose, volatility, and current returns. If a determination is made that a security will likely be sold before the recovery of its cost, the related investment is written down to its estimated fair value.
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
Financial Instruments Associated with Interest Rate Risk
In connection with the planned issuance of long-term debt, we may use financial instruments to manage interest rate risk. We currently manage this risk through the use of forward starting interest rate swaps to fix the Treasury yield component of the interest cost associated with anticipated financings. We designate these financial instruments as cash flow hedges at the time the agreements are executed. Unrealized gains and losses associated with the instruments are recorded as a component of accumulated other comprehensive income (loss). When the instruments settle, the realized gain or loss is recorded as a component of accumulated other comprehensive income (loss) and recognized as a component of interest charges over the life of the related financing arrangement. As of September 30, 2024 and 2023, no cash was required to be held in margin accounts.
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
Fair-value estimates also consider our own creditworthiness and the creditworthiness of the counterparties involved. Our counterparties consist primarily of financial institutions and major energy companies. This concentration of counterparties may materially impact our exposure to credit risk resulting from market, economic, or regulatory conditions. We seek to minimize counterparty credit risk through an evaluation of their financial condition and credit ratings and the use of collateral requirements under certain circumstances.
Amounts reported at fair value are subject to potentially significant volatility based upon changes in market prices, including, but not limited to, the valuation of the portfolio of our contracts, maturity, and settlement of these contracts and newly originated transactions and interest rates, each of which directly affect the estimated fair value of our financial instruments. We believe the market prices and models used to value these financial instruments represent the best information available with respect to closing exchange and over-the-counter quotations, time value, and volatility factors underlying the contracts. Values are adjusted to reflect the potential impact of an orderly liquidation of our positions over a reasonable period of time under then current market conditions.
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
Our Level 1 measurements consist primarily of our debt and equity securities. The Level 1 measurements for investments in the Atmos Energy Corporation Master Retirement Trust (the Master Trust), Supplemental Executive Benefit Plan, and postretirement benefit plan consist primarily of exchange-traded financial instruments.
Level 2 — Represents pricing inputs other than quoted prices included in Level 1 that are either directly or indirectly observable for the asset or liability as of the reporting date. These inputs are derived principally from, or corroborated by, observable market data. Our Level 2 measurements primarily consist of non-exchange-traded financial instruments, such as over-the-counter options and swaps and municipal and corporate bonds where market data for pricing is observable. The Level

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2 measurements for investments in our Master Trust, Supplemental Executive Benefit Plan, and postretirement benefit plan consist primarily of non-exchange traded financial instruments such as corporate bonds and government securities.
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
Pension and other postretirement plans — Pension and other postretirement plan costs and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates, and current demographic and actuarial mortality data. Our measurement date is September 30. The assumed discount rate and the expected return are the assumptions that generally have the most significant impact on our pension costs and liabilities. The assumed discount rate, the assumed health care cost trend rate, and assumed rates of retirement generally have the most significant impact on our postretirement plan costs and liabilities.
The discount rate is utilized principally in calculating the actuarial present value of our pension and postretirement obligation and net pension and postretirement cost. When establishing our discount rate, we consider high quality corporate bond rates based on bonds available in the marketplace that are suitable for settling the obligations, changes in those rates from the prior year, and the implied discount rate that is derived from matching our projected benefit disbursements with currently available high quality corporate bonds.
The expected long-term rate of return on assets is utilized in calculating the expected return on plan assets component of the annual pension and postretirement plan cost. We estimate the expected return on plan assets by evaluating expected bond returns, equity risk premiums, asset allocations, the effects of active plan management, the impact of periodic plan asset rebalancing, and historical performance. We also consider the guidance from our investment advisors when making a final determination of our expected rate of return on assets. To the extent the actual rate of return on assets realized over the course of a year is greater than or less than the assumed rate, that year’s annual pension or postretirement plan cost is not affected. Rather, this gain or loss is amortized over the expected future working lifetime of the plan participants.
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
We estimate the assumed health care cost trend rate used in determining our annual postretirement net cost based upon our actual health care cost experience, the effects of recently enacted legislation, and general economic conditions. Our assumed rate of retirement is estimated based upon the annual review of our participant census information as of the measurement date.
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
Contingencies — In the normal course of business, we are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, or the action of various regulatory agencies. For such matters, we record liabilities when they are considered probable and estimable, based on currently available facts and our estimates of the ultimate outcome or resolution of the liability in the future. We maintain liability insurance for various risks associated with the operation of our natural gas pipelines and facilities, including for property damage and bodily injury. These liability insurance policies generally require us to be responsible for the first $1.0 million (self-insured retention) of each incident. To the extent a loss contingency exceeds the self-insurance retention, we record an insurance receivable when recovery is considered probable. Upon reaching a settlement, the loss contingency is deemed resolved and recorded in accounts payable and accrued liabilities until paid. Loss contingencies and any related insurance recovery receivables reflect our best estimate of these amounts as of the date of this report. Actual results may differ from estimates, depending on actual outcomes or changes in the facts or expectations surrounding each potential exposure.
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
Subsequent events — Except as noted in Note 8 to the consolidated financial statements regarding the public offering of senior notes, no events occurred subsequent to the balance sheet date that would require recognition or disclosure in the consolidated financial statements.
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
In November 2024, the FASB issued guidance that will require more detailed information about the types of expenses in commonly presented expense captions. The amendment is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This amendment will be effective for our Form 10-K for fiscal 2027 and our Form 10-Q for the first quarter of fiscal 2028. We are currently evaluating the impact this may have on our financial statement disclosures.
3.    Regulation
Our distribution and pipeline and storage operations are subject to regulation with respect to rates, service, maintenance of accounting records, and various other matters by the respective regulatory authorities in the states in which we operate, which creates regulatory assets and liabilities that are recovered from or refunded to customers over time through the ratemaking process. Substantially all of our regulatory assets are recorded as a component of other current assets and deferred charges and other assets and our regulatory liabilities are recorded as a component of other current liabilities and deferred credits and other liabilities. Deferred gas costs are recorded either in other current assets or liabilities and the long-term portion

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of regulatory excess deferred taxes and regulatory cost of removal obligation are reported separately. Significant regulatory assets and liabilities as of September 30, 2024 and 2023 included the following:

	September 30
	2024	2023
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$11,243	$20,629
Infrastructure mechanisms (1)	246,734	229,996
Winter Storm Uri incremental costs	10,373	32,115
Deferred gas costs	159,762	148,297
Regulatory excess deferred taxes (2)	51,380	47,549
Recoverable loss on reacquired debt	3,070	3,238
Deferred pipeline record collection costs	41,742	54,008
APT annual System Safety and Integrity Rider (3)	38,632	—
Other	16,454	19,096
	$579,390	$554,928
Regulatory liabilities:
Regulatory excess deferred taxes (2)	$257,001	$384,513
Regulatory cost of removal obligation	607,032	582,867
Deferred gas costs	9,142	23,093
APT annual adjustment mechanism	73,119	49,894
Pension and postretirement benefit costs	247,250	215,913
Other	34,338	28,054
	$1,227,882	$1,284,334

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
(3)In APT's general rate case settlement in December 2023, the RRC approved a new annual compliance filing that allows APT to recover certain system safety and integrity costs incurred each year. Costs above a specified benchmark are deferred onto the balance sheet as incurred. Once the filing is approved by the RRC, the revenue and expense are recognized over 12 months resulting in no impact to operating income.
Securitization
Kansas
See Note 10 to the consolidated financial statements for securitization and other information related to Atmos Energy Kansas Securitization I, LLC (AEK).
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We began collecting the customer rate relief charges on October 1, 2023, and any such property collected is solely owned by the Finance Corporation and not available to pay creditors of Atmos Energy.
Additionally, we deferred $32.4 million in carrying costs incurred after September 1, 2022. During fiscal 2024, we have recovered $22.0 million of this amount. Of the remaining $10.4 million, $4.0 million has been recorded as a current asset in other current assets as of September 30, 2024 and $6.4 million has been recorded as a long-term asset in deferred charges and other assets as of September 30, 2024 as we anticipate recovering this amount in future regulatory proceedings.
4.    Segment Information
As of September 30, 2024, we manage and review our consolidated operations through the following two reportable segments:
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
Income statements and capital expenditures by segment are shown in the following tables.

	Year Ended September 30, 2024
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$3,912,134	$253,053	$—	$4,165,187
Intersegment revenues	3,007	684,976	(687,983)	—
Total operating revenues	3,915,141	938,029	(687,983)	4,165,187
Purchased gas cost	1,620,515	146	(686,968)	933,693
Operation and maintenance expense	601,370	218,782	(1,015)	819,137
Depreciation and amortization expense	491,982	177,990	—	669,972
Taxes, other than income	346,840	40,183	—	387,023
Operating income	854,434	500,928	—	1,355,362
Other non-operating income	30,106	40,940	—	71,046
Interest charges	117,086	73,546	—	190,632
Income before income taxes	767,454	468,322	—	1,235,776
Income tax expense	96,041	96,840	—	192,881
Net income	$671,413	$371,482	$—	$1,042,895
Capital expenditures	$2,249,280	$687,844	$—	$2,937,124

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$4,096,661	$178,696	$—	$4,275,357
Intersegment revenues	3,029	606,478	(609,507)	—
Total operating revenues	4,099,690	785,174	(609,507)	4,275,357
Purchased gas cost	2,061,920	(1,220)	(608,527)	1,452,173
Operation and maintenance expense	565,179	200,707	(980)	764,906
Depreciation and amortization expense	434,721	169,606	—	604,327
Taxes, other than income	345,244	41,560	—	386,804
Operating income	692,626	374,521	—	1,067,147
Other non-operating income	24,988	44,787	—	69,775
Interest charges	77,185	60,096	—	137,281
Income before income taxes	640,429	359,212	—	999,641
Income tax expense	60,032	53,747	—	113,779
Net income	$580,397	$305,465	$—	$885,862
Capital expenditures	$1,927,125	$878,848	$—	$2,805,973

	Year Ended September 30, 2022
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$4,031,936	$169,726	$—	$4,201,662
Intersegment revenues	3,258	523,934	(527,192)	—
Total operating revenues	4,035,194	693,660	(527,192)	4,201,662
Purchased gas cost	2,210,302	(1,583)	(526,063)	1,682,656
Operation and maintenance expense	518,443	192,847	(1,129)	710,161
Depreciation and amortization expense	387,858	147,797	—	535,655
Taxes, other than income	314,046	38,162	—	352,208
Operating income	604,545	316,437	—	920,982
Other non-operating income	6,946	26,791	—	33,737
Interest charges	49,921	52,890	—	102,811
Income before income taxes	561,570	290,338	—	851,908
Income tax expense	39,593	37,917	—	77,510
Net income	$521,977	$252,421	$—	$774,398
Capital expenditures	$1,675,798	$768,622	$—	$2,444,420
The following table summarizes our revenues from external parties, excluding intersegment revenues, by products and services for the fiscal years ended September 30.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2024	2023	2022
	(In thousands)
Distribution revenues:
Gas sales revenues:
Residential	$2,583,681	$2,638,689	$2,492,116
Commercial	1,016,675	1,112,236	1,126,189
Industrial	100,596	151,970	224,632
Public authority and other	52,180	62,476	66,956
Total gas sales revenues	3,753,132	3,965,371	3,909,893
Transportation revenues	132,608	119,371	110,905
Other gas revenues	26,394	11,919	11,138
Total distribution revenues	3,912,134	4,096,661	4,031,936
Pipeline and storage revenues	253,053	178,696	169,726
Total operating revenues	$4,165,187	$4,275,357	$4,201,662

Balance sheet information at September 30, 2024 and 2023 by segment is presented in the following tables.

	September 30, 2024
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$16,372,659	$5,831,708	$—	$22,204,367
Total assets	$24,328,877	$6,181,558	$(5,315,970)	$25,194,465

	September 30, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$14,402,578	$5,204,005	$—	$19,606,583
Total assets	$21,716,467	$5,504,972	$(4,704,471)	$22,516,968
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
Basic and diluted earnings per share for the fiscal years ended September 30 are calculated as follows:

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2024	2023	2022
	(In thousands, except per share data)
Basic Earnings Per Share
Net income	$1,042,895	$885,862	$774,398
Less: Income allocated to participating securities	553	542	508
Net income available to common shareholders	$1,042,342	$885,320	$773,890
Basic weighted average shares outstanding	152,508	145,121	137,830
Net income per share — Basic	$6.83	$6.10	$5.61

Diluted Earnings Per Share
Net income available to common shareholders	$1,042,342	$885,320	$773,890
Effect of dilutive shares	—	—	—
Net income available to common shareholders	$1,042,342	$885,320	$773,890
Basic weighted average shares outstanding	152,508	145,121	137,830
Dilutive shares	158	45	266
Diluted weighted average shares outstanding	152,666	145,166	138,096
Net income per share — Diluted	$6.83	$6.10	$5.60

6.    Revenue and Accounts Receivable

The following tables disaggregates our revenue from contracts with customers by customer type and segment and provides a reconciliation to total operating revenues, including intersegment revenues, for the periods presented.

	Year Ended September 30, 2024
	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$2,542,438	$—
Commercial	1,006,593	—
Industrial	100,363	—
Public authority and other	51,337	—
Total gas sales revenues	3,700,731	—
Transportation revenues	134,600	982,795
Miscellaneous revenues	11,836	15,892
Revenues from contracts with customers	3,847,167	998,687
Alternative revenue program revenues	52,401	(60,658)
Other revenues	15,573	—
Total operating revenues	$3,915,141	$938,029

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2023
	Distribution	Pipeline and Storage

Gas sales revenues:
Residential	$2,606,658	$—
Commercial	1,100,773	—
Industrial	151,538	—
Public authority and other	61,345	—
Total gas sales revenues	3,920,314	—
Transportation revenues	121,420	811,968
Miscellaneous revenues	10,044	12,180
Revenues from contracts with customers	4,051,778	824,148
Alternative revenue program revenues	43,139	(38,974)
Other revenues	4,773	—
Total operating revenues	$4,099,690	$785,174

	Year Ended September 30, 2022
	Distribution	Pipeline and Storage

Gas sales revenues:
Residential	$2,472,461	$—
Commercial	1,120,322	—
Industrial	224,427	—
Public authority and other	66,691	—
Total gas sales revenues	3,883,901	—
Transportation revenues	113,043	707,205
Miscellaneous revenues	10,282	13,679
Revenues from contracts with customers	4,007,226	720,884
Alternative revenue program revenues	26,041	(27,224)
Other revenues	1,927	—
Total operating revenues	$4,035,194	$693,660
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
Accounts receivable and allowance for uncollectible accounts
Rollforwards of our allowance for uncollectible accounts for the years ended September 30, 2024, 2023, and 2022 are presented in the table below.
We actively work with our customers experiencing financial hardship to offer flexible payment options and to direct them to aid agencies for financial assistance. Our allowance for uncollectible accounts reflects the expected impact on our customers’ ability to pay. Our allowance for uncollectible accounts also reflects the fact that we have the ability to recover the gas cost portion of uncollectible accounts through our gas cost recovery mechanisms in six states, which covers approximately 89 percent of our residential and commercial customers.
In December 2023, the Mississippi Public Service Commission approved the recovery of uncollectible accounts through our purchased gas cost mechanism over a two-year period rather than through our annual filing mechanism over a one-year period. As a result of this decision, we recorded a $13.9 million reduction to bad debt expense during the first quarter of fiscal

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2024. Of this amount, $9.7 million represents future recovery of customer receivables previously written off since April 2022 but not yet recovered through our rates. This amount increased our deferred gas cost regulatory asset. The remaining $4.2 million reduction represents a reversal of our allowance for uncollectible accounts for customer balances that have not yet been written off.

Allowance for uncollectible accounts
(In thousands)
Balance, September 30, 2021	$64,471
Current period provisions	16,576
Write-offs charged against allowance	(32,885)
Recoveries of amounts previously written off	1,831
Balance, September 30, 2022	49,993
Current period provisions	22,353
Write-offs charged against allowance	(33,595)
Recoveries of amounts previously written off	2,089
Balance, September 30, 2023	40,840
Current period provisions	24,843
Write-offs charged against allowance	(26,165)
Recoveries of amounts previously written off	1,730
Mississippi recovery of uncollectible accounts	(4,192)
Balance, September 30, 2024	$37,056
7.    Leases
We utilize operating leases for office and warehouse space, tower space, vehicles, and heavy equipment used in our operations. We also have finance leases for certain build-to-suit service centers.
The following table presents our weighted average remaining lease term for our leases.

	September 30, 2024	September 30, 2023
Weighted average remaining lease term (years)
Finance leases	16.7	17.7
Operating leases	9.9	10.1
The following table represents our weighted average discount rate:

	September 30, 2024	September 30, 2023
Weighted average discount rate
Finance leases	4.0%	4.0%
Operating leases	4.1%	3.5%
Lease costs for the years ended September 30, 2024, 2023, and 2022 are presented in the table below. These costs include both amounts recognized in expense and amounts capitalized. For the years ended September 30, 2024, 2023, and 2022 we did not have material short-term lease costs or variable lease costs.

	Year Ended September 30
	2024	2023	2022
	(In thousands)
Finance lease cost	$4,523	$4,499	$4,314
Operating lease cost	48,421	44,090	43,394
Total lease cost	$52,944	$48,589	$47,708

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our ROU assets and lease liabilities are presented as follows on the consolidated balance sheets:

	Balance Sheet Classification	September 30, 2024	September 30, 2023
		(In thousands)
Assets
Finance leases	Net property, plant and equipment	$44,748	$47,472
Operating leases	Deferred charges and other assets	249,556	223,366
Total right-of-use assets		$294,304	$270,838
Liabilities
Current
Finance leases	Current maturities of long-term debt	$1,651	$1,568
Operating leases	Other current liabilities	34,340	35,820
Noncurrent
Finance leases	Long-term debt	47,239	48,825
Operating leases	Deferred credits and other liabilities	224,498	194,452
Total lease liabilities		$307,728	$280,665
Two service center leases are expected to commence in fiscal 2026 that impact our future lease payments. The total future lease payments for these leases is $93.4 million, and is not included in the tables below.
Other pertinent information related to leases was as follows. During the years ended September 30, 2024, 2023, and 2022 amounts paid in cash for our finance leases were not material.

	Year Ended September 30
	2024	2023	2022
	(In thousands)
Cash paid amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$47,069	$45,463	$45,080
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$—	$—	$33,833
Operating leases	$65,672	$29,976	$28,310
Maturities of our lease liabilities as of September 30, 2024 were as follows by fiscal years:

	Total	Finance Leases	Operating Leases
	(In thousands)
2025	$46,682	$3,438	$43,244
2026	42,628	3,502	39,126
2027	38,359	3,568	34,791
2028	34,553	3,635	30,918
2029	29,204	3,703	25,501
Thereafter	195,488	48,660	146,828
Total lease payments	386,914	66,506	320,408
Less: Imputed interest	79,186	17,616	61,570
Total	$307,728	$48,890	$258,838
Reported as of September 30, 2024
Short-term lease liabilities	$35,991	$1,651	$34,340
Long-term lease liabilities	271,737	47,239	224,498
Total lease liabilities	$307,728	$48,890	$258,838

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Debt
Long-term debt
Long-term debt at September 30, 2024 and 2023 consisted of the following:

	2024	2023
	(In thousands)
Unsecured 3.00% Senior Notes, due June 2027	$500,000	$500,000
Unsecured 2.625% Senior Notes, due September 2029	500,000	500,000
Unsecured 1.50% Senior Notes, due January 2031	600,000	600,000
Unsecured 5.45% Senior Notes, due October 2032	300,000	300,000
Unsecured 5.90% Senior Notes, due October 2033	725,000	—
Unsecured 5.95% Senior Notes, due October 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due June 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due January 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due October 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due October 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due March 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due September 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due February 2052	600,000	600,000
Unsecured 5.75% Senior Notes, due October 2052	500,000	500,000
Unsecured 6.20% Senior Notes, due October 2053	500,000	—
Medium term Series A notes, 1995-1, 6.67%, due December 2025	10,000	10,000
Unsecured 6.75% Debentures, due July 2028	150,000	150,000
Finance lease obligations (see Note 7)	48,890	50,393
Total long-term debt	7,833,890	6,610,393
Less:
Net original issue (premium) discount on unsecured senior notes and debentures	(9,071)	6,104
Debt issuance cost	57,664	48,588
Current maturities	1,651	1,568
	$7,783,646	$6,554,133
Maturities of long-term debt, excluding our finance lease obligations, at September 30, 2024 were as follows by fiscal years (in thousands):

2025	$—
2026	10,000
2027	500,000
2028	150,000
2029	500,000
Thereafter	6,625,000
$7,785,000
On October 1, 2024, we completed a public offering of $650 million of 5.00% senior notes due October 2054, with an effective interest rate of 3.90%, after giving effect to the estimated offering costs and settlement of our interest rate swaps. The net proceeds from the offering, after the underwriting discount and estimated offering expenses, of $638.1 million were used for general corporate purposes. In September 2024, we settled the designated interest rate swaps associated with this offering and received $231.1 million.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 21, 2024, we completed a public offering of $325 million of 5.90% senior notes due October 2033, with an effective interest rate of 5.17%, after giving effect to the offering costs. The net proceeds from the offering, after the underwriting discount and offering expenses, of $339.0 million were used for general corporate purposes.
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
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that was replaced on March 28, 2024, with a new five-year senior unsecured $1.5 billion credit facility that expires on March 28, 2029. This new facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At September 30, 2024, there were no amounts outstanding under our commercial paper program. At September 30, 2023, there was $241.9 million outstanding under our commercial paper program.
We also had a $900 million three-year unsecured revolving credit facility, which was replaced on March 28, 2024, with a new $1.5 billion three-year senior unsecured credit facility, which expires March 28, 2027 and is used to provide additional working capital funding. This new facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At September 30, 2024 and 2023, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2024 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of September 30, 2024 and 2023.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed March 31, 2024 and is used to issue letters of credit and to provide working capital funding. At September 30, 2024, there were no borrowings outstanding under the new facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At September 30, 2024, our total-debt-to-total-capitalization ratio, as defined, was 40 percent. In addition, both the interest margin and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales, and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. We were in compliance with all of our debt covenants as of September 30, 2024. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

9.    Shareholders' Equity

Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
On March 31, 2023, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $5.0 billion in common stock and/or debt securities, which expires March 31, 2026. This shelf registration statement replaced our previous shelf registration statement which was filed on June 29, 2021. As of the date of this report, $1.1 billion of securities remained available for issuance under the shelf registration statement.
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
During the year ended September 30, 2024, we executed forward sales under our ATM equity sales programs with various forward sellers who borrowed and sold 13,730,564 shares of our common stock at an aggregate price of $1.7 billion. During the year ended September 30, 2024, we also settled forward sale agreements with respect to 6,401,469 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $750.0 million. As of September 30, 2024, $10.0 million of equity was available for issuance under our existing ATM program. Additionally, we had $1.4 billion in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In Thousands)	Forward Price
June 30, 2025	3,931,418	$452,840	$115.18
September 30, 2025	815,655	95,951	$117.64
December 31, 2025	2,344,567	296,217	$126.34
March 31, 2026	3,627,033	461,028	$127.11
June 30, 2026	571,447	74,520	$130.41
Total	11,290,120	$1,380,556	$122.28
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2023	$(369)	$518,897	$518,528
Other comprehensive income (loss) before reclassifications	582	(43,430)	(42,848)
Amounts reclassified from accumulated other comprehensive income	—	(9,965)	(9,965)
Net current-period other comprehensive income (loss)	582	(53,395)	(52,813)
September 30, 2024	$213	$465,502	$465,715

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2022	$(495)	$369,607	$369,112
Other comprehensive income before reclassifications	126	151,410	151,536
Amounts reclassified from accumulated other comprehensive income	—	(2,120)	(2,120)
Net current-period other comprehensive income	126	149,290	149,416
September 30, 2023	$(369)	$518,897	$518,528

10.    Variable Interest Entity
In 2021, the Kansas State Legislature enacted securitization legislation, which permitted a natural gas public utility, in its sole discretion, to apply to the Kansas Corporation Commission (KCC) for a financing order for the recovery of qualified extraordinary costs through the issuance of bonds. In September 2021, we filed with the KCC an application to securitize extraordinary gas costs incurred during Winter Storm Uri, which was approved in October 2022.
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
The Securitized Utility Tariff Property that was acquired by AEK is classified as a securitized intangible asset on our consolidated balance sheets. This securitized intangible asset will be amortized over 10 years, the estimated period needed to collect the required amounts from Atmos Energy's customers to service the Securitized Utility Tariff Bonds, with a remaining weighted average amortization period of 4.63 years as of September 30, 2024. The amortization expense related to the securitized intangible asset is included in depreciation and amortization expense in our consolidated statements of comprehensive income.
The following table summarizes the impact of AEK on our consolidated balance sheets, for the periods indicated:

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2024	September 30, 2023
	(In thousands)
Restricted cash and cash equivalents	$1,516	$3,844
Other current assets	$3	$11
Securitized intangible asset, net	$82,844	$92,202
Accrued interest	$365	$1,374
Current maturities of securitized long-term debt	$8,207	$9,922
Securitized long-term debt	$76,871	$85,078
The following table summarizes the impact of AEK on our consolidated statements of comprehensive income, for the periods indicated:

	Year Ended September 30
	2024	2023
	(In thousands)
Operating revenues	$13,660	$2,743
Operation and maintenance expense	(427)	—
Amortization expense	(8,715)	(1,398)
Interest expense, net	(4,518)	(1,345)
Income before income taxes	$—	$—
The following table summarizes the maturities of the securitized long-term debt and the amortization expense related to the securitized intangible asset expected to be recognized in our consolidated statements of comprehensive income:

	Maturities of Securitized Long-Term Debt	Amortization Expense of Securitized Intangible Asset
For the fiscal year ending:	(In thousands)
2025	$8,207	$8,090
2026	8,635	8,512
2027	9,086	8,957
2028	9,561	9,424
2029	10,060	9,916
Thereafter	39,529	37,945
Total	$85,078	$82,844
The securitized long-term debt is recorded at carrying value. The fair value of the securitized long-term debt is determined using third party market value quotations, which are considered Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value and fair value of the securitized long-term debt as of September 30, 2024 is $85.1 million and $87.8 million.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Employee Pension Plan	Supplemental Executive Retirement Plans	Postretirement Plan	Total
	(In thousands)
September 30, 2024
Unrecognized prior service credit	$—	$—	$(24,897)	$(24,897)
Unrecognized actuarial (gain) loss	(126,989)	16,136	(111,500)	(222,353)
	$(126,989)	$16,136	$(136,397)	$(247,250)
September 30, 2023
Unrecognized prior service credit	$—	$—	$(37,937)	$(37,937)
Unrecognized actuarial (gain) loss	(72,129)	12,314	(118,161)	(177,976)
	$(72,129)	$12,314	$(156,098)	$(215,913)
Defined Benefit Plans
Employee Pension Plan
As of September 30, 2024, we maintained one cash balance defined benefit plan, the Atmos Energy Corporation Pension Account Plan (the Pension Plan). The Pension Plan was established effective January 1999 and covers most of the employees of Atmos Energy that were hired on or before September 30, 2010. Effective October 1, 2010, the Pension Plan was closed to new participants. The assets of the Pension Plan are held within the Atmos Energy Corporation Master Retirement Trust (the Master Trust).
Opening account balances were established for participants as of January 1999 equal to the present value of their respective accrued benefits under the pension plans which were previously in effect as of December 31, 1998. The Pension Plan credits an allocation to each participant’s account at the end of each year according to a formula based on the participant’s age, service, and total pay (excluding incentive pay). In addition, at the end of each year, a participant’s account is credited with interest on the employee’s prior year account balance. Participants are fully vested in their account balances after three years of service and may choose to receive their account balances as a lump sum or an annuity.
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
During fiscal 2024 and 2023, we contributed $5.0 million and $8.0 million in cash to the Pension Plan to achieve a desired level of funding while maximizing the tax deductibility of this payment. Based upon market conditions at September 30, 2024, the current funded position of the Pension Plan, and the funding requirements under the PPA, we do not anticipate a minimum required contribution for fiscal 2025. However, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.
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
To achieve these objectives, we invest the Master Trust’s assets in equity securities, fixed income securities, interests in commingled pension trust funds, other investment assets, and cash and cash equivalents. Investments in equity securities are diversified among the market’s various subsectors in an effort to diversify risk and maximize returns. Fixed income securities are invested in investment grade securities. Cash equivalents are invested in securities that either are short term (less than 180 days) or readily convertible to cash with modest risk.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents asset allocation information for the Master Trust as of September 30, 2024 and 2023.

	Targeted Allocation Range	Actual Allocation September 30
Security Class		2024	2023
Domestic equities	35%-55%	42.8%	42.9%
International equities	10%-20%	15.8%	16.0%
Fixed income	5%-45%	22.3%	19.8%
Company stock	0%-15%	16.7%	15.1%
Other assets	0%-20%	2.4%	6.2%
At September 30, 2024 and 2023, the Pension Plan held 716,700 shares of our common stock which represented 16.7 percent and 15.1 percent of total Pension Plan assets. These shares generated dividend income for the Pension Plan of approximately $2.3 million and $2.1 million during fiscal 2024 and 2023.
Our Pension Plan expenses and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets, and assumed discount rates and demographic data. We review the estimates and assumptions underlying our Pension Plan annually based upon a September 30 measurement date. The development of our assumptions is fully described in our significant accounting policies in Note 2 to the consolidated financial statements. The actuarial assumptions used to determine the pension liability for the Pension Plan was determined as of September 30, 2024 and 2023 and the actuarial assumptions used to determine the net periodic pension cost for the Pension Plan was determined as of September 30, 2023, 2022, and 2021.
Additional assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2024	2023	2024	2023	2022
Discount rate	5.02%	6.10%	6.10%	5.66%	2.97%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%
Expected return on plan assets	6.50%	6.25%	6.25%	6.25%	6.25%
Interest crediting rate	4.69%	4.69%	4.69%	4.69%	4.69%

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Pension Plan’s accumulated benefit obligation, projected benefit obligation, and funded status as of September 30, 2024 and 2023:

	2024	2023
	(In thousands)
Accumulated benefit obligation	$448,353	$412,160
Change in projected benefit obligation:
Benefit obligation at beginning of year	$431,560	$449,527
Service cost	9,546	10,805
Interest cost	25,731	24,924
Actuarial (gain) loss	44,205	(16,085)
Benefits paid	(40,140)	(37,611)
Benefit obligation at end of year	470,902	431,560
Change in plan assets:
Fair value of plan assets at beginning of year	502,412	479,025
Actual return on plan assets	127,940	52,998
Employer contributions	5,000	8,000
Benefits paid	(40,140)	(37,611)
Fair value of plan assets at end of year	595,212	502,412
Reconciliation:
Funded status	124,310	70,852
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Net amount recognized	$124,310	$70,852

Net periodic pension cost for the Pension Plan for fiscal 2024, 2023, and 2022 is presented in the following table.

	Fiscal Year Ended September 30
	2024	2023	2022
	(In thousands)
Components of net periodic pension cost:
Service cost	$9,546	$10,805	$16,165
Interest cost (1)	25,731	24,924	17,606
Expected return on assets (1)	(28,808)	(29,113)	(29,531)
Amortization of prior service credit (1)	—	(121)	(231)
Recognized actuarial (gain) loss (1)	(67)	—	4,638
Net periodic pension cost	$6,402	$6,495	$8,647

(1)    The components of net periodic cost other than the service cost component are included in the line item other non-operating income in the consolidated statements of comprehensive income or are capitalized on the consolidated balance sheets as a regulatory asset or liability, as described in Note 2 to the consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of September 30, 2024 and 2023. As required by authoritative accounting literature, assets are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The methods used to determine fair value for the assets held by the Pension Plan are fully described in Note 2 to the consolidated financial statements. Investments in our common/collective trusts and limited partnerships that are measured at net asset value per share equivalent are not classified in the fair value hierarchy. The net asset value amounts presented are intended to reconcile the fair value hierarchy to the total investments. In addition to the assets shown below, the Pension Plan had net accounts receivable of $0.7 million and $0.4 million at September 30, 2024 and 2023, which materially approximates fair value due to the short-term nature of these assets.

	Assets at Fair Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$289,301	$—	$—	$289,301
Money market funds	—	14,542	—	14,542
Registered investment companies	90,086	—	—	90,086
Government securities:
Mortgage-backed securities	—	24,383	—	24,383
U.S. treasuries	9,398	27	—	9,425
Corporate bonds	—	31,986	—	31,986
Total investments measured at fair value	$388,785	$70,938	$—	459,723
Investments measured at net asset value:
Common/collective trusts (1)				111,103
Limited partnerships (1)				23,665
Total investments				$594,491

	Assets at Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$243,600	$—	$—	$243,600
Money market funds	—	30,965	—	30,965
Registered investment companies	69,439	—	—	69,439
Government securities:
Mortgage-backed securities	—	17,685	—	17,685
U.S. treasuries	8,461	27	—	8,488
Corporate bonds	—	23,357	—	23,357
Total investments measured at fair value	$321,500	$72,034	$—	393,534
Investments measured at net asset value:
Common/collective trusts (1)				88,122
Limited partnerships (1)				20,329
Total investments				$501,985
(1)    The fair value of our common/collective trusts and limited partnerships are measured using the net asset value per share practical expedient. There are no redemption restrictions, redemption notice periods, or unfunded commitments for these investments. The redemption frequency is daily.
Supplemental Executive Retirement Plans
We have three nonqualified supplemental plans (the Supplemental Plans) which provide additional pension, disability, and death benefits to our officers and certain other employees of the Company.

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
During fiscal 2024, we recognized settlement charges of $1.5 million and paid $9.6 million in lump sums in relation to the retirement of certain executives. During fiscal 2023, we recognized a settlement charge of $1.0 million and paid a $5.6 million lump sum in relation to the retirements of certain executives.
We review the estimates and assumptions underlying our Supplemental Plans annually based upon a September 30 measurement date using the same techniques as our Pension Plan. The actuarial assumptions used to determine the pension liability for the Supplemental Plans were determined as of September 30, 2024 and 2023 and the actuarial assumptions used to determine the net periodic pension cost for the Supplemental Plans were determined as of September 30, 2023, 2022, and 2021. These assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2024	2023	2024	2023	2022
Discount rate (1)	4.92%	6.17%	5.85%	5.50%	2.57%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%
Interest crediting rate	4.69%	4.69%	4.69%	4.69%	4.69%
 (1)     Reflects a weighted average discount rate for pension cost for fiscal 2024 and 2023 due to the settlements during the year.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Supplemental Plans’ accumulated benefit obligation, projected benefit obligation, and funded status as of September 30, 2024 and 2023:

	2024	2023
	(In thousands)
Accumulated benefit obligation	$71,003	$75,687
Change in projected benefit obligation:
Benefit obligation at beginning of year	$75,898	$80,775
Service cost	55	845
Interest cost	4,024	4,227
Actuarial loss	5,853	6
Benefits paid	(4,285)	(4,368)
Settlements	(9,601)	(5,587)
Benefit obligation at end of year	71,944	75,898
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	—	—
Benefits paid	—	—
Settlements	—	—
Fair value of plan assets at end of year	—	—
Reconciliation:
Funded status	(71,944)	(75,898)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued pension cost	$(71,944)	$(75,898)
Assets for the Supplemental Plans are held in separate rabbi trusts. At September 30, 2024 and 2023, assets held in the rabbi trusts consisted of equity securities of $31.1 million and $31.5 million, which are included in our fair value disclosures in Note 17 to the consolidated financial statements.
Net periodic pension cost for the Supplemental Plans for fiscal 2024, 2023, and 2022 is presented in the following table.

	Fiscal Year Ended September 30
	2024	2023	2022
	(In thousands)
Components of net periodic pension cost:
Service cost	$55	$845	$1,129
Interest cost (1)	4,024	4,227	2,647
Recognized actuarial loss (1)	501	691	3,166
Settlements (1)	1,529	1,030	—
Net periodic pension cost	$6,109	$6,793	$6,942

(1)    The components of net periodic cost other than the service cost component are included in the line item other non-operating income in the consolidated statements of comprehensive income or are capitalized on the consolidated balance sheets as a regulatory asset or liability, as described in Note 2 to the consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments
The following benefit payments for our defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:

	Pension Plan	Supplemental Plans
	(In thousands)
2025	$39,549	$4,734
2026	39,332	11,322
2027	39,586	4,437
2028	39,287	25,395
2029	39,026	3,708
2030-2034	184,086	30,962
Postretirement Benefits Plan
We sponsor the Retiree Medical Plan for Retirees and Disabled Employees of Atmos Energy Corporation (the Retiree Medical Plan). This plan provides medical and prescription drug protection to all qualified participants based on their date of retirement. The Retiree Medical Plan provides different levels of benefits depending on the level of coverage chosen by the participants and the terms of predecessor plans. Effective January 1, 2022, the Retiree Medical Plan was amended to change the post-65 retiree coverage to Via Benefits with an Atmos Energy funded Health Reimbursement Account. Eligible post-65 retirees and post-65 spouses will be able to elect coverage through Via Benefits, including those that previously deferred or declined retiree coverage.
Generally, our funding policy is to contribute annually an amount in accordance with the requirements of ERISA. However, additional voluntary contributions are made annually as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. We expect to contribute between $10 million and $15 million to our Retiree Medical Plan during fiscal 2025.
We maintain a formal investment policy with respect to the assets in our Retiree Medical Plan to ensure the assets funding the Retiree Medical Plan are appropriately invested to maintain an acceptable level of risk. We also consider our current financial status when making recommendations and decisions regarding the Retiree Medical Plan.
We currently invest the assets funding our Retiree Medical Plan in diversified investment funds which consist of common stocks, preferred stocks, and fixed income securities. The diversified investment funds may invest up to 75 percent of assets in common stocks and convertible securities. The following table presents asset allocation information for the Retiree Medical Plan assets as of September 30, 2024 and 2023.

	Actual Allocation September 30
Security Class	2024	2023
Diversified investment funds	97.8%	98.2%
Cash and cash equivalents	2.2%	1.8%
We review the estimates and assumptions underlying our Retiree Medical Plan annually based upon a September 30 measurement date using the same techniques as our Pension Plan and Supplemental Plans. The actuarial assumptions used to determine the pension liability for our Retiree Medical Plan were determined as of September 30, 2024 and 2023 and the actuarial assumptions used to determine the net periodic pension cost for the Retiree Medical Plan were determined as of September 30, 2023, 2022, and 2021.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions are presented in the following table:

	Postretirement Liability		Postretirement Cost
	2024	2023	2024	2023	2022
Discount rate	5.01%	6.06%	6.06%	5.61%	3.01%
Expected return on plan assets	5.14%	4.94%	4.94%	4.94%	4.94%
Initial trend rate	6.75%	6.50%	6.50%	6.25%	6.25%
Ultimate trend rate	5.00%	5.00%	5.00%	4.75%	5.00%
Ultimate trend reached in	2032	2030	2030	2029	2027

The following table presents the Retiree Medical Plan’s benefit obligation and funded status as of September 30, 2024 and 2023:

	2024	2023
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$234,004	$250,228
Service cost	6,028	6,183
Interest cost	14,034	13,911
Plan participants’ contributions	2,102	2,053
Actuarial (gain) loss	31,135	(21,468)
Benefits paid	(17,912)	(16,903)
Benefit obligation at end of year	269,391	234,004
Change in plan assets:
Fair value of plan assets at beginning of year	255,800	229,686
Actual return on plan assets	47,857	27,833
Employer contributions	—	—
Benefits paid	(2,965)	(1,719)
Fair value of plan assets at end of year	300,692	255,800
Reconciliation:
Funded status	31,301	21,796
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued postretirement cost	$31,301	$21,796

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic postretirement cost for the Retiree Medical Plan for fiscal 2024, 2023, and 2022 is presented in the following table.

	Fiscal Year Ended September 30
	2024	2023	2022
	(In thousands)
Components of net periodic postretirement cost:
Service cost	$6,028	$6,183	$10,235
Interest cost (1)	14,034	13,911	10,734
Expected return on assets (1)	(12,511)	(11,215)	(13,249)
Amortization of prior service credit (1)	(13,040)	(13,142)	(13,234)
Recognized actuarial gain (1)	(10,872)	(7,452)	—
Net periodic postretirement cost	$(16,361)	$(11,715)	$(5,514)

(1)    The components of net periodic cost other than the service cost component are included in the line item other non-operating income in the consolidated statements of comprehensive income or are capitalized on the consolidated balance sheets as a regulatory asset or liability, as described in Note 2 to the consolidated financial statements.
We are currently recovering other postretirement benefits costs through our regulated rates in substantially all of our service areas under accrual accounting as prescribed by accounting principles generally accepted in the United States. Other postretirement benefits costs have been specifically addressed in rate orders in each jurisdiction served by our Kentucky/Mid-States, West Texas, Mid-Tex, and Mississippi Divisions as well as our Kansas jurisdiction and APT or have been included in a rate case and not disallowed. Management believes that this accounting method is appropriate and will continue to seek rate recovery of accrual-based expenses in its ratemaking jurisdictions that have not yet approved the recovery of these expenses.
The following tables set forth by level, within the fair value hierarchy, the Retiree Medical Plan’s assets at fair value as of September 30, 2024 and 2023. The methods used to determine fair value for the assets held by the Retiree Medical Plan are fully described in Note 2 to the consolidated financial statements.

	Assets at Fair Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$6,633	$—	$6,633
Registered investment companies	294,059	—	—	294,059
Total investments measured at fair value	$294,059	$6,633	$—	$300,692

	Assets at Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$4,759	$—	$4,759
Registered investment companies	251,041	—	—	251,041
Total investments measured at fair value	$251,041	$4,759	$—	$255,800

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments
The following benefit payments paid by the Company, retirees, and prescription drug subsidies for our Retiree Medical Plan, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years.

	Company Payments	Retiree Payments	Subsidy Payments	Total Postretirement Benefits
	(In thousands)
2025	$17,862	$2,321	$—	$20,183
2026	17,883	2,282	—	20,165
2027	17,769	2,177	—	19,946
2028	17,950	2,057	—	20,007
2029	18,257	1,984	—	20,241
2030-2034	98,149	9,835	—	107,984
Defined Contribution Plan
The Atmos Energy Corporation Retirement Savings Plan and Trust (the Retirement Savings Plan) covers substantially all employees and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Newly hired employees automatically become participants of the Retirement Savings Plan on the date of employment at a contribution rate of four percent. They are eligible to receive matching contributions immediately upon enrollment, which vest after completing one year of service. Participants may elect a salary reduction up to a maximum of 65 percent of eligible compensation, as defined by the Retirement Savings Plan, not to exceed the maximum allowed by the Internal Revenue Service. Participants who contribute less than 10 percent will have their contribution percent increased by one percent annually until a 10 percent salary deferral rate is achieved, unless the participant opts out of this election. We match 100 percent of a participant’s contributions, limited to four percent of the participant’s salary. Additionally, employees hired on or after October 1, 2010 receive a fixed annual contribution of four percent of eligible earnings. The Retirement Savings Plan also contains an elective Roth deferral feature. Finally, participants are permitted to take out a loan against their accounts subject to certain restrictions.
Matching and fixed annual contributions to the Retirement Savings Plan are expensed as incurred and amounted to $26.8 million, $23.9 million and $21.9 million for fiscal years 2024, 2023, and 2022. At September 30, 2024 and 2023, the Retirement Savings Plan held 1.2 percent and 1.4 percent of our outstanding common stock.
12.    Stock and Other Compensation Plans
Stock-Based Compensation Plans
Total stock-based compensation cost was $25.4 million, $23.7 million, and $22.2 million for the fiscal years ended September 30, 2024, 2023, and 2022. Of this amount, $14.7 million, $13.5 million, and $11.5 million was capitalized.
1998 Long-Term Incentive Plan
We have the 1998 Long-Term Incentive Plan (LTIP), which provides a comprehensive, long-term incentive compensation plan providing for discretionary awards of incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, time-lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units, and stock units to certain employees and non-employee directors of the Company and our subsidiaries. The objectives of this plan include attracting and retaining the best available personnel and providing for additional performance incentives by providing employees with the opportunity to acquire common stock.
We are authorized to grant awards up to a maximum cumulative amount of 11.2 million shares of common stock under this plan subject to certain adjustment provisions. As of September 30, 2024, non-qualified stock options, bonus stock, time-lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units, and stock units had been issued under this plan, and 0.4 million shares are available for future issuance.
Restricted Stock Units Award Grants
As noted above, the LTIP provides for discretionary awards of restricted stock units to help attract, retain, and reward certain employees of Atmos Energy and its subsidiaries. Certain of these awards vest based upon the passage of time and other awards vest based upon the passage of time and the achievement of specified performance targets. The fair value of the awards granted is based on the market price of our stock at the date of grant. We estimate forfeitures using our historical forfeiture rate.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following summarizes information regarding the restricted stock units granted under the plan during the fiscal years ended September 30, 2024, 2023, and 2022:

	2024		2023		2022
	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	389,957	$109.10	381,295	$105.69	378,127	$102.45
Granted	212,207	117.11	241,436	109.78	179,738	108.07
Vested	(201,834)	108.56	(220,929)	104.05	(159,019)	100.99
Forfeited	(2,401)	115.44	(11,845)	107.47	(17,551)	103.37
Nonvested at end of year	397,929	$113.78	389,957	$109.10	381,295	$105.69
As of September 30, 2024, there was $17.6 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the LTIP. That cost is expected to be recognized over a weighted average period of 1.4 years. The fair value of restricted stock vested during the fiscal years ended September 30, 2024, 2023, and 2022 was $21.6 million, $22.8 million, and $16.0 million.
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
Other Discretionary Compensation Plans
We have an annual incentive program covering substantially all employees to give each employee an opportunity to share in our financial success based on the achievement of key performance measures considered critical to achieving business objectives for a given year with minimum and maximum thresholds. The Company must meet the minimum threshold for the plan to be funded and distributed to employees. These performance measures may include earnings growth objectives, improved cash flow objectives, or crucial customer satisfaction and safety results. We monitor progress towards the achievement of the performance measures throughout the year and record accruals based upon the expected payout using the

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

best estimates available at the time the accrual is recorded. During the last several fiscal years, we have used earnings per share as our sole performance measure.
13.    Details of Selected Financial Statement Captions
The following tables provide additional information regarding the composition of certain financial statement captions.

Balance Sheet
Accounts receivable
Accounts receivable was comprised of the following at September 30, 2024 and 2023:

	September 30
	2024	2023
	(In thousands)
Billed accounts receivable	$220,869	$198,976
Unbilled revenue	123,550	105,743
Insurance receivable	51,715	33,697
Other accounts receivable	6,804	31,078
Total accounts receivable	402,938	369,494
Less: allowance for uncollectible accounts	(37,056)	(40,840)
Net accounts receivable	$365,882	$328,654
Other current assets
Other current assets as of September 30, 2024 and 2023 were comprised of the following accounts.

	September 30
	2024	2023
	(In thousands)
Deferred gas costs	$159,762	$148,297
Winter Storm Uri incremental costs	3,949	21,213
Prepaid expenses	74,780	58,029
Taxes receivable	14,332	13,918
Materials and supplies	16,961	34,297
Assets from risk management activities	2,091	4,071
Other	16,193	12,211
Total	$288,068	$292,036

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment
Property, plant and equipment was comprised of the following as of September 30, 2024 and 2023:

	September 30
	2024	2023
	(In thousands)
Storage plant	$708,617	$668,237
Transmission plant	5,713,831	4,995,579
Distribution plant	17,304,207	15,283,965
General plant	1,019,018	972,054
Intangible plant	38,612	38,612
	24,784,285	21,958,447
Construction in progress	1,063,798	939,927
	25,848,083	22,898,374
Less: accumulated depreciation and amortization	(3,643,716)	(3,291,791)
Net property, plant and equipment (1)	$22,204,367	$19,606,583

(1)     Net property, plant and equipment includes plant acquisition adjustments of $(22.9) million and $(24.8) million at September 30, 2024 and 2023.

Deferred charges and other assets
Deferred charges and other assets as of September 30, 2024 and 2023 were comprised of the following accounts.

	September 30
	2024	2023
	(In thousands)
Marketable securities	$110,594	$104,602
Regulatory assets (See Note 3)	396,958	364,741
Operating lease right of use assets (See Note 7)	249,556	223,366
Winter Storm Uri incremental costs	6,424	10,902
Assets from risk management activities	94,197	381,593
Pension assets	155,611	92,648
Other	30,343	23,306
Total	$1,043,683	$1,201,158

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts payable and accrued liabilities
Accounts payable and accrued liabilities as of September 30, 2024 and 2023 were comprised of the following accounts.

	September 30
	2024	2023
	(In thousands)
Trade accounts payable	$341,948	$218,181
Accrued gas payable	19,125	43,688
Accrued liabilities	84,324	74,214
Total	$445,397	$336,083
Other current liabilities
Other current liabilities as of September 30, 2024 and 2023 were comprised of the following accounts.

	September 30
	2024	2023
	(In thousands)
Customer credit balances and deposits	$62,085	$65,266
Accrued employee costs	64,141	50,042
Deferred gas costs	9,142	23,093
Operating lease liabilities (See Note 7)	34,340	35,820
Accrued interest	106,116	78,939
Liabilities from risk management activities	7,324	14,584
Taxes payable	215,857	195,468
Pension and postretirement liabilities	4,622	9,375
Regulatory cost of removal obligation	99,217	85,850
APT annual adjustment mechanism	35,924	34,550
Regulatory excess deferred taxes (See Note 15)	79,686	131,301
Other	32,166	38,798
Total	$750,620	$763,086
Deferred credits and other liabilities
Deferred credits and other liabilities as of September 30, 2024 and 2023 were comprised of the following accounts.

	September 30
	2024	2023
	(In thousands)
Pension and postretirement liabilities	$67,322	$66,523
Operating lease liabilities (See Note 7)	224,498	194,452
Customer advances for construction	7,973	9,158
Other regulatory liabilities (See Note 3)	279,979	242,049
Asset retirement obligation	7,942	5,174
Liabilities from risk management activities	313	824
APT annual adjustment mechanism	37,195	15,344
Unrecognized tax benefits (See Note 15)	46,174	46,620
Other	20,536	19,754
Total	$691,932	$599,898

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Comprehensive Income
Other non-operating income
Other non-operating income for the fiscal years ended September 30, 2024, 2023, and 2022 were comprised of the following accounts.

	Year Ended September 30
	2024	2023	2022
	(In thousands)
Equity component of AFUDC	$58,234	$64,019	$45,505
Performance-based rate program	8,389	7,093	8,327
Pension and other postretirement non-service credit	10,820	8,955	8,337
Interest income	22,887	7,207	2,781
Community support spending	(20,016)	(12,027)	(16,357)
Unrealized gains (losses) on equity securities	3,562	1,406	(7,737)
Miscellaneous	(12,830)	(6,878)	(7,119)
Total	$71,046	$69,775	$33,737
Statement of Cash Flows
Supplemental disclosures of cash flow information for the fiscal years ended September 30, 2024, 2023, and 2022 were as follows:

	Year Ended September 30
	2024	2023	2022
	(In thousands)
Cash Paid During The Period For:
Interest (1)	$308,872	$249,066	$234,297
Income taxes	$15,349	$14,968	$15,760
Non-Cash Transactions:
Capital expenditures included in current liabilities	$299,908	$186,912	$217,868
(1)    Cash paid during the period for interest, net of amounts capitalized was $163.5 million, $117.9 million, and $98.4 million for the fiscal years ended September 30, 2024, 2023, and 2022.
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
We are a party to various other litigation and environmental-related matters or claims that have arisen in the ordinary course of our business. While the results of such litigation and response actions to such environmental-related matters or claims cannot be predicted with certainty, we continue to believe the final outcome of such litigation and matters or claims will not have a material adverse effect on our financial condition, results of operations, or cash flows.

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
Our Mid-Tex Division also maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices under contracts indexed to natural gas trading hubs or fixed price contracts. At September 30, 2024, we were committed to purchase 25.9 Bcf within one year and 38.7 Bcf within two to three years under indexed contracts. At September 30, 2024, we were committed to purchase 6.8 Bcf within one year under fixed price contracts with a weighted average price of $3.10 per Mcf. Purchases under these contracts totaled $105.7 million, $182.0 million, and $352.6 million for 2024, 2023, and 2022.
Rate Regulatory Proceedings
As of September 30, 2024, routine rate regulatory proceedings were in progress in some of our service areas, which are discussed in further detail above in the Business — Ratemaking Activity section.
15.    Income Taxes
Income Tax Expense
The components of income tax expense from continuing operations for 2024, 2023, and 2022 were as follows:

	2024	2023	2022
	(In thousands)
Current
Federal	$5,764	$(1,274)	$2,849
State	13,964	13,550	28,125
Deferred
Federal	150,244	83,244	43,435
State	22,909	18,259	3,101
Income tax expense	$192,881	$113,779	$77,510
Reconciliations of the provision for income taxes computed at the statutory rate of 21 percent to the reported provisions for income taxes from continuing operations for 2024, 2023, and 2022 are set forth below:

	2024	2023	2022
	(In thousands)
Tax at statutory rate	$259,513	$209,925	$178,901
Common stock dividends deductible for tax reporting	(1,354)	(1,355)	(1,355)
State taxes (net of federal benefit)	29,130	25,129	24,669
Amortization of excess deferred taxes	(100,271)	(123,953)	(127,193)
Other, net	5,863	4,033	2,488
Income tax expense	$192,881	$113,779	$77,510
Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that gave rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2024 and 2023 are presented below:

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2024	2023
	(In thousands)
Deferred tax assets:
Employee benefit plans	$41,184	$50,576
Net operating loss carryforwards	484,816	504,121
Charitable and other credit carryforwards	12,301	10,084
Regulatory excess deferred tax	46,330	76,943
Lease asset	63,747	58,633
Other	34,934	42,257
Total deferred tax assets	683,312	742,614
Valuation allowance	(1,457)	(351)
Net deferred tax assets	681,855	742,263
Deferred tax liabilities:
Difference in net book value and net tax value of assets	(2,914,854)	(2,674,341)
Gas cost adjustments	(49,443)	(47,822)
Winter Storm Uri regulatory asset	(20,846)	(28,116)
Lease liability	(57,177)	(51,666)
Rate deferral adjustment	(50,571)	(47,218)
Interest rate agreements	(134,536)	(149,969)
Other	(47,770)	(48,105)
Total deferred tax liabilities	(3,275,197)	(3,047,237)
Net deferred tax liabilities	$(2,593,342)	$(2,304,974)
At September 30, 2024, we had $441.9 million (tax effected) of federal net operating loss carryforwards. The federal net operating loss carryforwards are available to offset future taxable income and have no expiration date. The Company has $10.2 million (tax effected) charitable contribution carryforwards to offset future taxable income as of September 30, 2024.
The Company also has $42.9 million (tax effected) of state net operating loss carryforwards (net of $11.3 million of federal effects) and $2.1 million of state tax credits carryforwards (net of $0.6 million of federal effects). Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards expiration period begins in fiscal 2026.
At September 30, 2024 and 2023, we had recorded liabilities associated with unrecognized tax benefits totaling $57.8 million and $58.6 million, which includes $11.6 million and $12.0 million in deferred tax liabilities. The following table reconciles the beginning and ending balance of our unrecognized tax benefits:

	2024	2023	2022
	(In thousands)
Unrecognized tax benefits - beginning balance	$58,638	$52,683	$32,792
Increase (decrease) resulting from prior period tax positions	(2,867)	(631)	(721)
Decrease resulting from a lapse in statute of limitations	(6,188)	—	—
Increase resulting from current period tax positions	8,214	6,586	20,612
Unrecognized tax benefits - ending balance	57,797	58,638	52,683
Less: deferred federal and state income tax benefits	(12,137)	(12,314)	(11,063)
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$45,660	$46,324	$41,620
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties included within interest charges in our consolidated statements of comprehensive income. During the years ended September 30, 2024, 2023, and 2022, the Company recognized approximately $0.1 million, $3.4 million, and $1.3 million in interest and penalties. The Company had approximately $15.1 million, $15.1 million, and $11.7 million for the payment of interest and penalties accrued at September 30, 2024, 2023, and 2022.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We file income tax returns in the U.S. federal jurisdiction as well as in various states where we have operations. We have concluded substantially all U.S. federal income tax matters through fiscal year 2009 and concluded substantially all Texas income tax matters through fiscal year 2010.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the TCJA) and a Kansas legislative change enacted in fiscal 2020. As of September 30, 2024 and 2023, $79.7 million and $131.3 million is recorded in other current liabilities.
Currently, the regulatory excess net deferred tax liability is being returned over various periods. Of this amount, $155.2 million, is being returned to customers over 35 - 60 months. An additional $49.4 million is being returned to customers on a provisional basis over 15 - 69 years until our regulators establish the final refund periods. The refund of the remaining $1.0 million will be addressed in future rate proceedings.
16.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when our financial instruments are in net liability positions.

Commodity Risk Management Activities
Our purchased gas cost adjustment mechanisms essentially insulate our distribution segment from commodity price risk; however, our customers are exposed to the effects of volatile natural gas prices. We manage this exposure through a combination of physical storage, fixed-price forward contracts, and financial instruments, primarily over-the-counter swap and option contracts, in an effort to minimize the impact of natural gas price volatility on our customers during the winter heating season.
In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Our distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2023-2024 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 27.6 Bcf of the winter flowing gas requirements at a weighted average cost of approximately $3.94 per Mcf. We have not designated these financial instruments as hedges for accounting purposes.
Interest Rate Risk Management Activities
We manage interest rate risk by periodically entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
The following table summarizes our existing forward starting interest rate swaps as of September 30, 2024. These swaps were designated as cash flow hedges at the time the agreements were executed.

Planned Debt Issuance Date	Amount Hedged
(In thousands)
Fiscal 2026	$300,000
$300,000
Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our consolidated balance sheet and statements of comprehensive income.
As of September 30, 2024, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of September 30, 2024, we had 26,734 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of September 30, 2024 and 2023. As discussed in Note 2 to the consolidated financial statements, we report our financial instruments as risk management assets and liabilities, each of which is classified as current or noncurrent based upon the anticipated settlement date of the underlying financial instrument. The gross amounts of recognized assets and liabilities are netted within our consolidated balance sheets to the extent that we have netting arrangements with the counterparties. However, as of September 30, 2024 and 2023, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2024
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$91,981	$—
Total		91,981	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	2,091	(7,324)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	2,216	(313)
Total		4,307	(7,637)
Gross / Net Financial Instruments		$96,288	$(7,637)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2023
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$379,101	$—
Total		379,101	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	4,071	(14,584)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	2,492	(824)
Total		6,563	(15,408)
Gross / Net Financial Instruments		$385,664	$(15,408)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designate as cash flow hedges at the time the agreements were executed. The net (gain) loss on settled interest rate agreements reclassified from AOCI into interest charges on our consolidated statements of comprehensive income for the years ended September 30, 2024, 2023, and 2022 was $(12.8) million, $(2.7) million, and $3.8 million.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income, net of taxes, for the years ended September 30, 2024 and 2023.

	Fiscal Year Ended September 30
	2024	2023
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$(43,430)	$151,410
Recognition of gains in earnings due to settlements:
Interest rate agreements	(9,965)	(2,120)
Total other comprehensive income (loss) from hedging, net of tax	$(53,395)	$149,290
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of September 30, 2024, we had $394.1 million of net realized gains in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net gains recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2054. However, the table below does not include the expected recognition in earnings of our outstanding interest rate agreements as those financial instruments have not yet settled.

Interest Rate Agreements
(In thousands)
2025	$15,942
2026	15,942
2027	15,942
2028	15,942
2029	15,942
Thereafter	314,435
Total	$394,145
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
17.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents and restricted cash and cash equivalents, accounts receivable, and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements.
Fair value measurements also apply to the valuation of our pension and postretirement plan assets. The fair value of these assets is presented in Note 11 to the consolidated financial statements.
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. The following tables summarize, by level within the fair value hierarchy,

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and 2023. As required under authoritative accounting literature, assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2024
	(In thousands)
Assets:
Financial instruments	$—	$96,288	$—	$—	$96,288
Debt and equity securities
Registered investment companies	28,311	—	—	—	28,311
Bond mutual funds	40,341	—	—	—	40,341
Bonds (2)	—	39,142	—	—	39,142
Money market funds	—	2,800	—	—	2,800
Total debt and equity securities	68,652	41,942	—	—	110,594
Total assets	$68,652	$138,230	$—	$—	$206,882
Liabilities:
Financial instruments	$—	$7,637	$—	$—	$7,637

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2023
	(In thousands)
Assets:
Financial instruments	$—	$385,664	$—	$—	$385,664
Debt and equity securities
Registered investment companies	26,685	—	—	—	26,685
Bond mutual funds	37,573	—	—	—	37,573
Bonds (2)	—	35,507	—	—	35,507
Money market funds	—	4,837	—	—	4,837
Total debt and equity securities	64,258	40,344	—	—	104,602
Total assets	$64,258	$426,008	$—	$—	$490,266
Liabilities:
Financial instruments	$—	$15,408	$—	$—	$15,408

(1)Our Level 2 measurements consist of over-the-counter options and swaps, which are valued using a market-based approach in which observable market prices are adjusted for criteria specific to each instrument, such as the strike price, notional amount, or basis differences, municipal and corporate bonds, which are valued based on the most recent available quoted market prices and money market funds which are valued at cost.
(2)Our investments in bonds are considered available-for-sale debt securities in accordance with current accounting guidance.
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. We evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns, and any intent to sell the security. As of September 30, 2024, no allowance for credit losses was recorded for our available-for-sale debt securities. At September 30, 2024 and 2023, the amortized cost of our available-for-sale debt securities was $38.9 million and $36.0 million. At September 30, 2024 we maintained investments in bonds that have contractual maturity dates ranging from October 2024 through September 2027.
Other Fair Value Measures
In addition to the financial instruments above, we have several financial and nonfinancial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents and restricted cash and cash

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equivalents, accounts receivable, accounts payable, finance leases, and debt, which are recorded at carrying value. The nonfinancial assets and liabilities include asset retirement obligations and pension and postretirement plan assets. For cash and cash equivalents and restricted cash and cash equivalents, accounts receivable, accounts payable, and finance leases we consider carrying value to materially approximate fair value due to the short-term nature of these assets and liabilities.
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our long-term debt, excluding finances leases, debt issuance costs and original issue premium or discount, as of September 30, 2024:

September 30, 2024
(In thousands)
Carrying Amount	$7,785,000
Fair Value	$7,337,936

18.    Concentration of Credit Risk
Credit risk is the risk of financial loss to us if a customer fails to perform its contractual obligations. We engage in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential, and municipal energy consumers. These transactions principally occur in the southern and midwestern regions of the United States. We believe that this geographic concentration does not contribute significantly to our overall exposure to credit risk. Credit risk associated with trade accounts receivable for the distribution segment is mitigated by the large number of individual customers and the diversity in our customer base. The credit risk for our pipeline and storage segment is not significant.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework issued by COSO and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of September 30, 2024, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Ernst & Young LLP has issued its report on the effectiveness of the Company’s internal control over financial reporting. That report appears below.

/s/ JOHN K. AKERS	/s/ CHRISTOPHER T. FORSYTHE
John K. Akers	Christopher T. Forsythe
President, Chief Executive Officer and Director	Senior Vice President and Chief Financial Officer

November 18, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Atmos Energy Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atmos Energy Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated November 18, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
November 18, 2024

Changes in Internal Control over Financial Reporting
We did not make any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of the fiscal year ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
Information regarding directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 5, 2025 under the heading "Proposal One - Election of Directors." Information regarding executive officers is reported below:
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information as of September 30, 2024, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

Name	Age	Years of Service	Office Currently Held
John K. Akers	61	33	President, Chief Executive Officer and Director
Christopher T. Forsythe	53	21	Senior Vice President and Chief Financial Officer
John S. McDill	60	37	Senior Vice President, Utility Operations
Karen E. Hartsfield	54	9	Senior Vice President, General Counsel and Corporate Secretary
John M. Robbins	54	11	Senior Vice President, Human Resources
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
Identification of the members of the Audit Committee of the Board of Directors as well as the Board of Directors’ determination as to whether one or more audit committee financial experts are serving on the Audit Committee of the Board of Directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 5, 2025.
The Company has adopted a code of ethics for its principal executive officer, principal financial officer and principal accounting officer. Such code of ethics is represented by the Company’s Code of Conduct, which is applicable to all directors, officers, and employees of the Company, including the Company’s principal executive officer, principal financial officer, and principal accounting officer. A copy of the Company's Code of Conduct, as well as any amendment to or waiver granted from a provision of the Company's Code of Conduct is posted on the Company's website at www.atmosenergy.com/company/corporate-responsibility-reports.
The Company has adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of the Company's securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the Company. A copy of the Company's Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

ITEM 11.	Executive Compensation.
Information on executive compensation is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 5, 2025, under the captions "Director Compensation," "Compensation Discussion and Analysis," "Other Executive Compensation Matters," and "Named Executive Officer Compensation."

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security ownership of certain beneficial owners and of management is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 5, 2025, under the heading "Beneficial Ownership of Common Stock." Information concerning our equity compensation plans is provided in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities”, of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
Information on certain relationships and related transactions as well as director independence is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 5, 2025, under the heading "Corporate Governance and Other Board Matters," and "Proposal One – Election of Directors."

ITEM 14.	Principal Accountant Fees and Services.
Information on our principal accountant’s fees and services is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 5, 2025, under the heading "Proposal Three – Ratification of Appointment of Independent Registered Public Accounting Firm."
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

3.     Exhibits

Exhibit Number	Description	Page Number or Incorporation by Reference to
Articles of Incorporation and Bylaws
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of August 4, 2023)	Exhibit 3.1 to Form 8-K dated August 1, 2023 (File No. 1-10042)
Instruments Defining Rights of Security Holders, Including Indentures
4.1(a)	Specimen Common Stock Certificate (Atmos Energy Corporation)	Exhibit 4.1 to Form 10-K for fiscal year ended September 30, 2012 (File No. 1-10042)
4.1(b)	Description of Registrant's Securities
4.2	Indenture dated as of November 15, 1995 between United Cities Gas Company and Bank of America Illinois, Trustee	Exhibit 4.11(a) to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.3	Indenture dated as of July 15, 1998 between Atmos Energy Corporation and U.S. Bank Trust National Association, Trustee	Exhibit 4.8 to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.4	Indenture dated as of May 22, 2001 between Atmos Energy Corporation and SunTrust Bank, Trustee	Exhibit 99.3 to Form 8-K dated May 22, 2001 (File No. 1-10042)
4.5	Indenture dated as of March 26, 2009 between Atmos Energy Corporation and U.S. Bank National Corporation, Trustee	Exhibit 4.1 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4.6	Underwriting Agreement among Atmos Energy Kansas Securitization I, LLC, Atmos Energy Corporation and J.P. Morgan Securities LLC, dated June 9, 2023	Exhibit 1.1 of Form 8-K dated June 9, 2023 (File No. 1-10042)
4.7	Indenture by and among Atmos Energy Kansas Securitization I, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (including the form of the Bonds and the Series Supplement), dated as of June 20, 2023	Exhibit 4.1 to Form 8-K dated June 20, 2023 (File No. 1-10042)
4.8	Series Supplement by and among Atmos Energy Kansas Securitization I, LLC and U. S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary, dated as of June 20, 2023	Exhibit 4.2 to Form 8-K dated June 20, 2023 (File No. 1-10042)
4.9(a)	Debenture Certificate for the 6 3/4% Debentures due 2028	Exhibit 99.2 to Form 8-K dated July 29, 1998 (File No. 1-10042)
4.9(b)	Global Security for the 5.95% Senior Notes due 2034	Exhibit 10(2)(g) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4.9(c)	Officers' Certificate dated June 10, 2011	Exhibit 4.1 to Form 8-K dated June 13, 2011 (File No. 1-10042)
4.9(d)	Global Security for the 5.5% Senior Notes due 2041	Exhibit 4.2 to Form 8-K dated June 13, 2011 (File No. 1-10042)

4.9(e)	Officers' Certificate dated January 11, 2013	Exhibit 4.1 to Form 8-K dated January 15, 2013 (File No. 1-10042)
4.9(f)	Global Security for the 4.15% Senior Notes due 2043	Exhibit 4.2 to Form 8-K dated January 15, 2013 (File No. 1-10042)
4.9(g)	Officers' Certificate dated October 15, 2014	Exhibit 4.1 to Form 8-K dated October 17, 2014 (File No. 1-10042)
4.9(h)	Global Security for the 4.125% Senior Notes due 2044	Exhibit 4.2 to Form 8-K dated October 17, 2014 (File No. 1-10042)
4.9(i)	Officers' Certificate dated June 8, 2017	Exhibit 4.1 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.9(j)	Global Security for the 3.000% Senior Notes due 2027	Exhibit 4.2 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.9(k)	Global Security for the 4.125% Senior Notes due 2044	Exhibit 4.3 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.9(l)	Officers' Certificate dated October 4, 2018	Exhibit 4.1 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.9(m)	Global Security for the 4.300% Senior Notes due 2048	Exhibit 4.2 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.9(n)	Global Security for the 4.300% Senior Notes due 2048	Exhibit 4.3 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.9(o)	Officers' Certificate dated March 4, 2019	Exhibit 4.1 to Form 8-K dated March 4, 2019 (File No. 1-10042)
4.9(p)	Global Security for the 4.125% Senior Notes due 2049	Exhibit 4.2 to Form 8-K dated March 4, 2019 (File No. 1-10042)
4.9(q)	Officers' Certificate dated October 2, 2019	Exhibit 4.1 to Form 8-K dated October 2, 2019 (File No. 1-10042)
4.9(r)	Global Security for the 2.625% Senior Notes due 2029	Exhibit 4.2 to Form 8-K dated October 2, 2019 (File No. 1-10042)
4.9(s)	Global Security for the 3.375% Senior Notes due 2049	Exhibit 4.3 to Form 8-K dated October 2, 2019 (File No. 1-10042)
4.9(t)	Officers' Certificate dated October 1, 2020	Exhibit 4.1 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.9(u)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.2 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.9(v)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.3 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.9(w)	Officers' Certificate dated October 1, 2021	Exhibit 4.1 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.9(x)	Global Security for the 2.850% Senior Notes due 2052	Exhibit 4.2 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.9(y)	Global Security for the 2.850% Senior Notes due 2052	Exhibit 4.3 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.9(z)	Officers' Certificate dated January 14, 2022	Exhibit 4.1 to Form 8-K dated January 14, 2022 (File No. 1-10042)
4.9(aa)	Global Security for the 2.625% Senior Notes due 2029	Exhibit 4.2 to Form 8-K dated January 14, 2022 (File No. 1-10042)
4.9(bb)	Officers' Certificate dated October 3, 2022	Exhibit 4.1 to Form 8-K dated October 3, 2022 (File No. 1-10042)
4.9(cc)	Global Security for the 5.450% Senior Notes due 2032	Exhibit 4.2 to Form 8-K dated October 3, 2022 (File No. 1-10042)
4.9(dd)	Global Security for the 5.750% Senior Notes due 2052	Exhibit 4.3 to Form 8-K dated October 3, 2022 (File No. 1-10042)

4.9(ee)	Officers' Certificate dated October 10, 2023	Exhibit 4.2 to Form 8-K dated October 10, 2023 (File No. 1-10042)
4.9(ff)	Global Security for the 5.900% Senior Notes due 2033	Exhibit 4.3 to Form 8-K dated October 10, 2023 (File No. 1-10042)
4.9(gg)	Global Security for the 6.200% Senior Notes due 2053	Exhibit 4.4 to Form 8-K dated October 10, 2023 (File No. 1-10042)
4.9(hh)	Officers' Certificate dated June 21, 2024	Exhibit 4.2 to Form 8-K dated June 21, 2024 (File No. 1-10042)
4.9(ii)	Global Security for the 5.900% Senior Notes due 2033	Exhibit 4.3 to Form 8-K dated June 21, 2024 (File No. 1-10042)
4.9(jj)	Officers' Certificate dated October 1, 2024	Exhibit 4.2 to Form 8-K dated October 1, 2024 (File No. 1-10042)
4.9(kk)	Global Security for the 5.000% Senior Notes due 2054	Exhibit 4.3 to Form 8-K dated October 1, 2024 (File No. 1-10042)
4.9(ll)	Global Security for the 5.000% Senior Notes due 2054	Exhibit 4.4 to Form 8-K dated October 1, 2024 (File No. 1-10042)
Material Contracts
10.1	Revolving Credit Agreement, dated as of March 28, 2024, among Atmos Energy Corporation, Crédit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.1 to Form 8-K dated March 28, 2024 (File No. 1-10042)
10.2	Revolving Credit Agreement, dated as of March 28, 2024, among Atmos Energy Corporation, Crédit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.2 to Form 8-K dated March 28, 2024 (File No. 1-10042)
10.3(a)	Equity Distribution Agreement, dated as of March 31, 2023, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated March 31, 2023 (File No. 1-10042)
10.3(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated March 31, 2023 (File No. 1-10042)
10.4(a)	Equity Distribution Agreement, dated as of May 8, 2024, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated May 8, 2024 (File No. 1-10042)
10.4(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated May 8, 2024 (File No. 1-10042)
Executive Compensation Plans and Arrangements
10.5(a)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier I	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.5(b)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier II	Exhibit 10.7(b) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.6(a)*	Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31 to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)

10.6 (b)*	Amendment No. 1 to the Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31(a) to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.7*	Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated August 3, 2021)	Exhibit 10.1 to Form 8-K dated August 3, 2021 (File No. 1-10042)
10.8(a)*	Atmos Energy Corporation Supplemental Executive Benefits Plan, Amended and Restated in its Entirety August 7, 2007	Exhibit 10.8(a) to Form 10-K for fiscal year ended September 30, 2008 (File No. 1-10042)
10.8(b)*	Form of Individual Trust Agreement for the Supplemental Executive Benefits Plan	Exhibit 10.3 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.9(a)*	Atmos Energy Corporation Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2016)	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)
10.9(b)*	Atmos Energy Corporation Performance-Based Supplemental Executive Benefits Plan Trust Agreement, Effective Date December 1, 2000	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.10*	Atmos Energy Corporation Account Balance Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2022)	Exhibit 10.1 to Form 10-Q dated December 31, 2021 (File No. 1-10042)
10.11(a)*	Mini-Med/Dental Benefit Extension Agreement dated October 1, 1994	Exhibit 10.28(f) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.11(b)*	Amendment No. 1 to Mini-Med/Dental Benefit Extension Agreement dated August 14, 2001	Exhibit 10.28(g) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.11(c)*	Amendment No. 2 to Mini-Med/Dental Benefit Extension Agreement dated December 31, 2002	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2002 (File No. 1-10042)
10.12*	Atmos Energy Corporation Equity Incentive and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of January 1, 2012	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2011 (File No. 1-10042)
10.13(a)*	Atmos Energy Corporation 1998 Long-Term Incentive Plan (as amended and restated February 3, 2021)	Exhibit 10.14(a) to Form 10-K for fiscal year ended September 30, 2022 (File No. 1-10042)
10.13(b)*	Form of Award Agreement of Time-Lapse Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.13(b) to Form 10-K for fiscal year ended September 20, 2020 (File No. 1-10042)
10.13(c)*	Form of Award Agreement of Performance-Based Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.13(c) to Form 10-K for fiscal year ended September 20, 2020 (File No. 1-10042)
10.13(d)*	Form of Non-Employee Director Award Agreement of Time-Lapse Restricted Stock Units Under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.11(d) to Form 10-K for fiscal year ended September 30, 2019 (File No. 1-10042)
10.13(e)*	Form of Non-Employee Director Award Agreement of Stock Unit Awards Under The Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.11(e) to Form 10-K for fiscal year ended September 30, 2019 (File No. 1-10042)
Other Exhibits, as indicated
19	Insider Trading Policy
21	Subsidiaries of the registrant
23.1	Consent of independent registered public accounting firm, Ernst & Young LLP

24	Power of Attorney	Signature page of Form 10-K for fiscal year ended September 30, 2024
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications**
Policy Relating to Recovery of Erroneously Awarded Compensation
97.1	Atmos Energy Corporation Executive Compensation Recoupment Policy, Effective October 2, 2023	Exhibit 97.1 to Form 10-K for fiscal year ended September 30, 2023 (File No. 1-10042)
Interactive Data File
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."
**	These certifications pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Annual Report on Form 10-K, will not be deemed to be filed with the Securities and Exchange Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

ITEM 16.	Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION
(Registrant)

By:	/s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer
Date: November 18, 2024

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ KIM R. COCKLIN	Chairman of the Board	November 18, 2024
Kim R. Cocklin

/s/ JOHN K. AKERS	President, Chief Executive Officer and Director	November 18, 2024
John K. Akers

/s/ CHRISTOPHER T. FORSYTHE	Senior Vice President and Chief Financial Officer	November 18, 2024
Christopher T. Forsythe

/s/ MICHELLE H. FAULK	Vice President and Controller (Principal Accounting Officer)	November 18, 2024
Michelle H. Faulk

/s/ JOHN C. ALE	Director	November 18, 2024
John C. Ale

/s/ KELLY H. COMPTON	Director	November 18, 2024
Kelly H. Compton

/s/ SEAN DONOHUE	Director	November 18, 2024
Sean Donohue

/s/ RAFAEL G. GARZA	Director	November 18, 2024
Rafael G. Garza

/s/ EDWARD GEISER	Director	November 18, 2024
Edward Geiser

/s/ RICHARD K. GORDON	Director	November 18, 2024
Richard K. Gordon

/s/ NANCY K. QUINN	Director	November 18, 2024
Nancy K. Quinn

/s/ RICHARD A. SAMPSON	Director	November 18, 2024
Richard A. Sampson

/s/ TELISA TOLIVER	Director	November 18, 2024
Telisa Toliver

/s/ DIANA J. WALTERS	Director	November 18, 2024
Diana J. Walters

/s/ FRANK YOHO	Director	November 18, 2024
Frank Yoho