Form 10-Q
period 2024-12-31
ATMOS ENERGY CORP
filed 2025-02-04
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2025.

Class		Shares Outstanding
Common stock	No Par Value	158,728,197

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEK	Atmos Energy Kansas Securitization I, LLC
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
KCC	Kansas Corporation Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
Securitized Utility Tariff Bonds	Series 2023-A Senior Secured Securitized Utility Tariff Bonds
Securitized Utility Tariff Property	As defined in the financing order issued by the KCC in October 2022
SIP	System Integrity Program
SIR	System Integrity Rider
SOFR	Secured Overnight Financing Rate
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	September 30, 2024
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$26,675,943	$25,848,083
Less accumulated depreciation and amortization	3,713,900	3,643,716
Net property, plant and equipment	22,962,043	22,204,367
Current assets
Cash and cash equivalents	584,536	307,340
Restricted cash and cash equivalents	4,870	1,516
Cash and cash equivalents and restricted cash and cash equivalents	589,406	308,856
Accounts receivable, net	628,871	365,882
Gas stored underground	153,034	169,508
Other current assets	456,816	288,068
Total current assets	1,828,127	1,132,314
Securitized intangible asset, net (See Note 9)	80,580	82,844
Goodwill	731,257	731,257
Deferred charges and other assets	895,086	1,043,683
	$26,497,093	$25,194,465
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: December 31, 2024 — 158,726,065 shares; September 30, 2024 — 155,258,845 shares	$794	$776
Additional paid-in capital	7,864,525	7,474,559
Accumulated other comprehensive income	482,138	465,715
Retained earnings	4,433,024	4,216,619
Shareholders’ equity	12,780,481	12,157,669
Long-term debt, net	8,413,374	7,783,646
Securitized long-term debt (See Note 9)	76,871	76,871
Total capitalization	21,270,726	20,018,186
Current liabilities
Accounts payable and accrued liabilities	453,045	445,397
Other current liabilities	701,915	750,620
Current maturities of long-term debt	11,681	1,651
Current maturities of securitized long-term debt (See Note 9)	8,207	8,207
Total current liabilities	1,174,848	1,205,875
Deferred income taxes	2,674,678	2,593,342
Regulatory excess deferred taxes	173,001	177,315
Regulatory cost of removal obligation	520,190	507,815
Deferred credits and other liabilities	683,650	691,932
	$26,497,093	$25,194,465
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31
	2024	2023
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$1,109,335	$1,105,338
Pipeline and storage segment	255,390	211,169
Intersegment eliminations	(188,726)	(158,040)
Total operating revenues	1,175,999	1,158,467

Purchased gas cost
Distribution segment	422,570	496,662
Pipeline and storage segment	(58)	4
Intersegment eliminations	(188,464)	(157,797)
Total purchased gas cost	234,048	338,869

Operation and maintenance expense	207,044	166,345
Depreciation and amortization expense	180,533	164,608
Taxes, other than income	94,894	89,540
Operating income	459,480	399,105
Other non-operating income	24,634	17,886
Interest charges	52,925	51,875
Income before income taxes	431,189	365,116
Income tax expense	79,331	53,824
Net income	$351,858	$311,292
Basic net income per share	$2.25	$2.08
Diluted net income per share	$2.23	$2.08
Cash dividends per share	$0.870	$0.805
Basic weighted average shares outstanding	156,301	149,796
Diluted weighted average shares outstanding	157,824	149,796

Net income	$351,858	$311,292
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(42) and $86	(138)	296
Cash flow hedges:
Amortization and unrealized gains (losses) on interest rate agreements, net of tax of $3,492 and $(14,519)	16,561	(50,232)
Total other comprehensive income (loss)	16,423	(49,936)
Total comprehensive income	$368,281	$261,356
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31
	2024	2023
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$351,858	$311,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	180,533	164,608
Deferred income taxes	71,107	44,108
Other	(19,279)	(16,839)
Net assets / liabilities from risk management activities	1,891	5,589
Net change in other operating assets and liabilities	(304,088)	(263,478)
Net cash provided by operating activities	282,022	245,280
Cash Flows From Investing Activities
Capital expenditures	(891,191)	(769,650)
Debt and equity securities activities, net	(490)	(78)
Other, net	2,740	5,353
Net cash used in investing activities	(888,941)	(764,375)
Cash Flows From Financing Activities
Net decrease in short-term debt	—	(241,933)
Net proceeds from equity issuances	379,490	254,022
Issuance of common stock through stock purchase and employee retirement plans	4,047	3,746
Proceeds from issuance of long-term debt	645,372	898,275
Cash dividends paid	(135,453)	(119,898)
Debt issuance costs	(5,987)	(8,920)
Net cash provided by financing activities	887,469	785,292
Net increase in cash and cash equivalents and restricted cash and cash equivalents	280,550	266,197
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	308,856	19,248
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$589,406	$285,445
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2024
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public authority, and industrial customers through our six regulated distribution divisions, which at December 31, 2024, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Summary of Significant Accounting Policies
Basis of Presentation
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Because of seasonal and other factors, the results of operations for the three-month period ended December 31, 2024 are not indicative of our results of operations for the full 2025 fiscal year, which ends September 30, 2025.
Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
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
In November 2024, the FASB issued guidance that will require more detailed information about the types of expenses in commonly presented expense captions. The amendment is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This amendment will be effective for our Form 10-K for fiscal 2028 and our Form 10-Q for the first quarter of fiscal 2029. We are currently evaluating the impact this may have on our financial statement disclosures.

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
Regulatory assets and liabilities as of December 31, 2024 and September 30, 2024 included the following:

	December 31, 2024	September 30, 2024
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$7,885	$11,243
Infrastructure mechanisms (1)	189,939	246,734
Winter Storm Uri incremental costs	8,834	10,373
Deferred gas costs	169,203	159,762
Regulatory excess deferred taxes (2)	50,941	51,380
Recoverable loss on reacquired debt	3,028	3,070
Deferred pipeline record collection costs	41,245	41,742
APT annual System Safety and Integrity Rider (3)	35,290	38,632
Other	16,151	16,454
	$522,516	$579,390
Regulatory liabilities:
Regulatory excess deferred taxes (2)	$249,790	$257,001
Regulatory cost of removal obligation	615,371	607,032
Deferred gas costs	3,731	9,142
APT annual adjustment mechanism	76,418	73,119
Pension and postretirement benefit costs	241,816	247,250
Other	36,282	34,338
	$1,223,408	$1,227,882

(1)Infrastructure mechanisms in Texas, Louisiana, and Tennessee allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.
(2)Regulatory excess deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of Tax Cuts and Jobs Act of 2017 (the "TCJA"), a Kansas legislative change enacted in fiscal 2020, and a Louisiana legislative change enacted in fiscal 2025. See Note 12 to the condensed consolidated financial statements for further information.
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
We deferred $32.4 million in carrying costs incurred after September 1, 2022 associated with interim financing for gas costs incurred in February 2021 during Winter Storm Uri. During fiscal 2024, we recovered $22.0 million of this amount. During the first quarter of fiscal 2025, we have recovered $1.6 million of this amount. Of the remaining $8.8 million, $2.4 million has been recorded as a current asset in other current assets as of December 31, 2024 and $6.4 million has been recorded as a long-term asset in deferred charges and other assets as of December 31, 2024 as we anticipate recovering this amount in future regulatory proceedings.

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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
Income statements and capital expenditures for the three months ended December 31, 2024 and 2023 by segment are presented in the following tables:

	Three Months Ended December 31, 2024
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,108,569	$67,430	$—	$1,175,999
Intersegment revenues	766	187,960	(188,726)	—
Total operating revenues	1,109,335	255,390	(188,726)	1,175,999
Purchased gas cost	422,570	(58)	(188,464)	234,048
Operation and maintenance expense	154,514	52,792	(262)	207,044
Depreciation and amortization expense	133,627	46,906	—	180,533
Taxes, other than income	82,576	12,318	—	94,894
Operating income	316,048	143,432	—	459,480
Other non-operating income	10,084	14,550	—	24,634
Interest charges	34,249	18,676	—	52,925
Income before income taxes	291,883	139,306	—	431,189
Income tax expense	51,670	27,661	—	79,331
Net income	$240,213	$111,645	$—	$351,858
Capital expenditures	$625,649	$265,542	$—	$891,191

	Three Months Ended December 31, 2023
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,104,619	$53,848	$—	$1,158,467
Intersegment revenues	719	157,321	(158,040)	—
Total operating revenues	1,105,338	211,169	(158,040)	1,158,467
Purchased gas cost	496,662	4	(157,797)	338,869
Operation and maintenance expense	127,615	38,973	(243)	166,345
Depreciation and amortization expense	119,685	44,923	—	164,608
Taxes, other than income	80,895	8,645	—	89,540
Operating income	280,481	118,624	—	399,105
Other non-operating income	5,839	12,047	—	17,886
Interest charges	34,581	17,294	—	51,875
Income before income taxes	251,739	113,377	—	365,116
Income tax expense	30,302	23,522	—	53,824
Net income	$221,437	$89,855	$—	$311,292
Capital expenditures	$539,158	$230,492	$—	$769,650

Balance sheet information at December 31, 2024 and September 30, 2024 by segment is presented in the following tables:

	December 31, 2024
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$16,942,174	$6,019,869	$—	$22,962,043
Total assets	$25,623,410	$6,341,439	$(5,467,756)	$26,497,093

	September 30, 2024
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$16,372,659	$5,831,708	$—	$22,204,367
Total assets	$24,328,877	$6,181,558	$(5,315,970)	$25,194,465

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

Basic and diluted earnings per share for the three months ended December 31, 2024 and 2023 are calculated as follows:

	Three Months Ended December 31
	2024	2023
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$351,858	$311,292
Less: Income allocated to participating securities	159	186
Income available to common shareholders	$351,699	$311,106
Basic weighted average shares outstanding	156,301	149,796
Net income per share — Basic	$2.25	$2.08
Diluted Earnings Per Share
Income available to common shareholders	$351,699	$311,106
Effect of dilutive shares	—	—
Income available to common shareholders	$351,699	$311,106
Basic weighted average shares outstanding	156,301	149,796
Dilutive shares	1,523	—
Diluted weighted average shares outstanding	157,824	149,796
Net income per share — Diluted	$2.23	$2.08

6.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three months ended December 31, 2024 and 2023.

	Three Months Ended December 31, 2024		Three Months Ended December 31, 2023
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$693,050	$—	$727,682	$—
Commercial	266,054	—	277,253	—
Industrial	26,321	—	28,231	—
Public authority and other	12,881	—	14,584	—
Total gas sales revenues	998,306	—	1,047,750	—
Transportation revenues	36,727	266,029	33,767	215,305
Miscellaneous revenues	3,022	2,664	2,643	3,042
Revenues from contracts with customers	1,038,055	268,693	1,084,160	218,347
Alternative revenue program revenues	67,336	(13,303)	17,401	(7,178)
Other revenues	3,944	—	3,777	—
Total operating revenues	$1,109,335	$255,390	$1,105,338	$211,169

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

Accounts receivable and allowance for uncollectible accounts
Accounts receivable arise from natural gas sales to residential, commercial, industrial, public authority, and other customers. Our accounts receivable balance includes unbilled amounts which represent a customer’s consumption of gas from the date of the last cycle billing through the last day of the month. Our policy related to the accounting for our accounts receivable and allowance for uncollectible accounts is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. During the three months ended December 31, 2024, there were no material changes to this policy. Rollforwards of our allowance for uncollectible accounts for the three months ended December 31, 2024 and 2023 are presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 89 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.
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

Three Months Ended December 31, 2024
(In thousands)
Beginning balance, September 30, 2024	$37,056
Current period provisions	8,623
Write-offs charged against allowance	(7,447)
Recoveries of amounts previously written off	934
Ending balance, December 31, 2024	$39,166

Three Months Ended December 31, 2023
(In thousands)
Beginning balance, September 30, 2023	$40,840
Current period provisions	6,750
Write-offs charged against allowance	(8,757)
Recoveries of amounts previously written off	765
Mississippi recovery of uncollectible accounts	(4,192)
Ending balance, December 31, 2023	$35,406

7.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Other than as described below, there were no material changes in the terms of our debt instruments during the three months ended December 31, 2024.
Long-term debt at December 31, 2024 and September 30, 2024 consisted of the following:

	December 31, 2024	September 30, 2024
	(In thousands)
Unsecured 3.00% Senior Notes, due June 2027	$500,000	$500,000
Unsecured 2.625% Senior Notes, due September 2029	500,000	500,000
Unsecured 1.50% Senior Notes, due January 2031	600,000	600,000
Unsecured 5.45% Senior Notes, due October 2032	300,000	300,000
Unsecured 5.90% Senior Notes, due November 2033	725,000	725,000
Unsecured 5.95% Senior Notes, due October 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due June 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due January 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due October 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due October 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due March 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due September 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due February 2052	600,000	600,000
Unsecured 5.75% Senior Notes, due October 2052	500,000	500,000
Unsecured 6.20% Senior Notes, due November 2053	500,000	500,000
Unsecured 5.00% Senior Notes, due December 2054	650,000	—
Medium-term note Series A, 1995-1, 6.67%, due December 2025	10,000	10,000
Unsecured 6.75% Debentures, due July 2028	150,000	150,000
Finance lease obligations	48,486	48,890
Total long-term debt	8,483,486	7,833,890
Less:
Original issue premium on unsecured senior notes and debentures	(4,135)	(9,071)
Debt issuance cost	62,566	57,664
Current maturities of long-term debt	11,681	1,651
Total long-term debt, net	$8,413,374	$7,783,646
On October 1, 2024, we completed a public offering of $650 million of 5.00% senior notes due December 2054, with an effective interest rate of 3.90%, after giving effect to the offering costs and settlement of our interest rate swaps. The net proceeds from the offering, after the underwriting discount and offering expenses, of $639.4 million were used for general corporate purposes.
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
Our commercial paper program is supported by a five-year unsecured $1.5 billion credit facility that expires on March 28, 2029. This facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At December 31, 2024 and September 30, 2024, there were no amounts outstanding under our commercial paper program.

We also have a $1.5 billion three-year unsecured revolving credit facility, which expires March 28, 2027 and is used to provide additional working capital funding. This facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At December 31, 2024 and September 30, 2024, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which will expire March 31, 2025 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of December 31, 2024 and September 30, 2024.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which will expire March 31, 2025 and is used to issue letters of credit and to provide working capital funding. At December 31, 2024, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At December 31, 2024, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 41 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales, and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of December 31, 2024. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

8.    Shareholders' Equity
The following tables present a reconciliation of changes in stockholders' equity for the three months ended December 31, 2024 and 2023.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2024	155,258,845	$776	$7,474,559	$465,715	$4,216,619	$12,157,669
Net income	—	—	—	—	351,858	351,858
Other comprehensive income	—	—	—	16,423	—	16,423
Cash dividends ($0.87 per share)	—	—	—	—	(135,453)	(135,453)
Common stock issued:
Public and other stock offerings	3,329,358	17	383,520	—	—	383,537
Stock-based compensation plans	137,862	1	6,446	—	—	6,447
Balance, December 31, 2024	158,726,065	$794	$7,864,525	$482,138	$4,433,024	$12,780,481

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2023	148,492,783	$742	$6,684,120	$518,528	$3,666,674	$10,870,064
Net income	—	—	—	—	311,292	311,292
Other comprehensive loss	—	—	—	(49,936)	—	(49,936)
Cash dividends ($0.805 per share)	—	—	—	—	(119,898)	(119,898)
Common stock issued:
Public and other stock offerings	2,177,864	11	257,757	—	—	257,768
Stock-based compensation plans	163,750	1	3,918	—	—	3,919
Balance, December 31, 2023	150,834,397	$754	$6,945,795	$468,592	$3,858,068	$11,273,209
Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
On December 3, 2024, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $8.0 billion in common stock and/or debt securities, which expires December 3, 2027. At December 31, 2024, $6.3 billion of securities were available for issuance under this shelf registration statement.
On December 3, 2024, we filed a prospectus supplement under the shelf registration statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.7 billion through December 3, 2027 (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program). This ATM equity sales program replaced our previous ATM equity sales program, filed on May 8, 2024.
During the three months ended December 31, 2024, we executed forward sales under our ATM equity sales program with various forward sellers who borrowed and sold 3,397,596 shares of our common stock at an aggregate price of $476.0 million. During the three months ended December 31, 2024, we also settled forward sale agreements with respect to 3,300,904 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $379.5 million. As of December 31, 2024, $1.2 billion of equity was available for issuance under our existing ATM program. Additionally, we had $1.5 billion in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In thousands)	Forward Price
June 30, 2025	630,514	$73,312	$116.27
September 30, 2025	815,655	96,179	$117.92
December 31, 2025	2,344,567	297,079	$126.71
March 31, 2026	3,627,033	462,383	$127.48
June 30, 2026	669,043	88,951	$132.95
December 31, 2026	3,300,000	457,866	$138.75
Total	11,386,812	$1,475,770	$129.60
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2024	$213	$465,502	$465,715
Other comprehensive income (loss) before reclassifications	(138)	19,719	19,581
Amounts reclassified from accumulated other comprehensive income	—	(3,158)	(3,158)
Net current-period other comprehensive income (loss)	(138)	16,561	16,423
December 31, 2024	$75	$482,063	$482,138

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2023	$(369)	$518,897	$518,528
Other comprehensive income (loss) before reclassifications	296	(47,741)	(47,445)
Amounts reclassified from accumulated other comprehensive income	—	(2,491)	(2,491)
Net current-period other comprehensive income (loss)	296	(50,232)	(49,936)
December 31, 2023	$(73)	$468,665	$468,592

9.    Securitization
Kansas
Atmos Energy Kansas Securitization I, LLC (AEK), a special-purpose entity wholly owned by Atmos Energy, was formed for the purpose of issuing securitized bonds to recover extraordinary costs incurred during Winter Storm Uri in February 2021. In June 2023, AEK completed a public offering of $95 million of Securitized Utility Tariff Bonds. AEK's assets cannot be used to settle Atmos Energy's obligations, and the holders of the Securitized Utility Tariff Bonds have no recourse against Atmos Energy.
As described in Note 10 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, AEK is considered to be a variable interest entity. As a result, AEK is included in the condensed consolidated financial statements of Atmos Energy.
The following table summarizes the impact of AEK on our condensed consolidated balance sheets, for the periods indicated:

	December 31, 2024	September 30, 2024
	(In thousands)
Restricted cash and cash equivalents	$4,870	$1,516
Other current assets	$12	$3
Securitized intangible asset, net	$80,580	$82,844
Accrued interest	$1,462	$365
Current maturities of securitized long-term debt	$8,207	$8,207
Securitized long-term debt	$76,871	$76,871
The following table summarizes the impact of AEK on our condensed consolidated statement of comprehensive income, for the period indicated:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023

Operating revenues	$3,393	$3,333
Operation and maintenance expense	(61)	—
Amortization expense	(2,264)	(2,166)
Interest expense, net	(1,068)	(1,167)
Income before income taxes	$—	$—

The securitized long-term debt is recorded at carrying value. The fair value of the securitized long-term debt is determined using third party market value quotations, which are considered Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value and fair value of the securitized long-term debt as of December 31, 2024 is $85.1 million and $85.0 million.
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

10.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three months ended December 31, 2024 and 2023 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.

	Three Months Ended December 31
	Pension Benefits		Other Benefits
	2024	2023	2024	2023
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,837	$2,389	$2,033	$1,507
Interest cost (1)	6,663	7,497	3,365	3,509
Expected return on assets (1)	(7,655)	(7,202)	(3,831)	(3,128)
Amortization of prior service cost (credit) (1)	—	—	(3,260)	(3,260)
Amortization of actuarial (gain) loss (1)	256	118	(2,429)	(2,718)
Settlements (1)	—	776	—	—
Net periodic pension cost	$2,101	$3,578	$(4,122)	$(4,090)

(1)    The components of net periodic cost other than the service cost component are included in the line item other non-operating expense in the condensed consolidated statements of comprehensive income or are capitalized on the condensed consolidated balance sheets as a regulatory asset or liability, as described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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
The NTSB issued a Preliminary Report on December 30, 2024 relating to its investigation of an incident that occurred in Avondale, Louisiana on December 2, 2024 that resulted in one fatality. Atmos Energy is working closely with the NTSB and other state and federal regulators to help determine causal factors.
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices under contracts indexed to natural gas hubs or fixed price contracts. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. At December 31, 2024, we were committed to purchase 55.5 Bcf within one year and 29.9 Bcf within two to three years under indexed contracts. At December 31, 2024, we were committed to purchase 3.9 Bcf within one year under fixed price contracts with a weighted average price of $3.26 per Mcf.
Rate Regulatory Proceedings
As of December 31, 2024, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the three months ended December 31, 2024.

12.    Income Taxes
Income Tax Expense
Our interim effective tax rates reflect the estimated annual effective tax rates for the fiscal years ended September 30, 2025 and 2024, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended December 31, 2024 and 2023 were 18.4% and 14.7%. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the amortization of excess deferred federal income tax liabilities, tax credits, state income taxes, and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the TCJA), a Kansas legislative change enacted in fiscal 2020, and a Louisiana legislative change enacted in fiscal 2025. Currently, the regulatory excess net deferred tax liability of $198.8 million is being returned over various periods. Of this amount, $135.3 million is being returned to customers over 12 - 60 months. An additional $49.0 million is being returned to customers on a provisional basis over 15 - 68 years until our regulators establish the final refund periods. The refund of the remaining $14.5 million will be addressed in future rate proceedings.
As of December 31, 2024 and September 30, 2024, $76.8 million and $79.7 million is recorded in other current liabilities.

13.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. During the three months ended December 31, 2024, there were no material changes in our objectives, strategies, and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.
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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2024-2025 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we anticipate hedging approximately 24.0 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.
Interest Rate Risk Management Activities
We manage interest rate risk by periodically entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
The following table summarizes our existing forward starting interest rate swaps as of December 31, 2024. These swaps were designated as cash flow hedges at the time the agreements were executed.

Planned Debt Issuance Date	Amount Hedged
(In thousands)
Fiscal 2026	$300,000
$300,000
Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and statements of comprehensive income.
As of December 31, 2024, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of December 31, 2024, we had 15,053 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of December 31, 2024 and September 30, 2024. The gross amounts of recognized assets and liabilities are netted within our condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, as of December 31, 2024 and September 30, 2024, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

		December 31, 2024
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Other current assets / Other current liabilities	$117,154	$—
Total		117,154	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	2,459	(4,063)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	1,338	—
Total		3,797	(4,063)
Gross / Net Financial Instruments		$120,951	$(4,063)

		September 30, 2024
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$91,981	$—
Total		91,981	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	2,091	(7,324)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	2,216	(313)
Total		4,307	(7,637)
Gross / Net Financial Instruments		$96,288	$(7,637)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net (gain) loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended December 31, 2024 and 2023 was $(5.1) million and $(3.2) million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three months ended December 31, 2024 and 2023.

	Three Months Ended December 31
	2024	2023
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$19,719	$(47,741)
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	(3,158)	(2,491)
Total other comprehensive income (loss) from hedging, net of tax	$16,561	$(50,232)

Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of December 31, 2024, we had $391.0 million of net realized gains in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net gains recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2055. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$15,925
Thereafter	375,062
Total	$390,987

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

14.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and short-term debt at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. During the three months ended December 31, 2024, there were no changes in these methods.
Fair value measurements also apply to the valuation of our pension and postretirement plan assets. Current accounting guidance requires employers to annually disclose information about fair value measurements of the assets of a defined benefit pension or other postretirement plan. The fair value of these assets is presented in Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 and September 30, 2024. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	December 31, 2024
	(In thousands)
Assets:
Financial instruments	$—	$120,951	$—	$—	$120,951
Debt and equity securities
Registered investment companies	27,344	—	—	—	27,344
Bond mutual funds	40,332	—	—	—	40,332
Bonds (2)	—	39,381	—	—	39,381
Money market funds	—	2,507	—	—	2,507
Total debt and equity securities	67,676	41,888	—	—	109,564
Total assets	$67,676	$162,839	$—	$—	$230,515
Liabilities:
Financial instruments	$—	$4,063	$—	$—	$4,063

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2024
	(In thousands)
Assets:
Financial instruments	$—	$96,288	$—	$—	$96,288
Debt and equity securities
Registered investment companies	28,311	—	—	—	28,311
Bond mutual funds	40,341	—	—	—	40,341
Bonds (2)	—	39,142	—	—	39,142
Money market funds	—	2,800	—	—	2,800
Total debt and equity securities	68,652	41,942	—	—	110,594
Total assets	$68,652	$138,230	$—	$—	$206,882
Liabilities:
Financial instruments	$—	$7,637	$—	$—	$7,637

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns, and any intent to sell the security. As of December 31, 2024, no allowance for credit losses was recorded for our available-for-sale debt securities. At December 31, 2024 and September 30, 2024, the amortized cost of our available-for-sale debt securities was $39.3 million and $38.9 million. At December 31, 2024, we maintained investments in bonds that have contractual maturity dates ranging from January 2025 through November 2027.
Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
	(In thousands)
Carrying Amount	$8,435,000	$7,785,000
Fair Value	$7,484,877	$7,337,936

15.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. During the three months ended December 31, 2024, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of December 31, 2024, the related condensed consolidated statements of comprehensive income and cash flows for the three months ended December 31, 2024 and 2023, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2024, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated November 18, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
February 4, 2025

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2024.
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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public authority, and industrial customers throughout our six distribution divisions, which at December 31, 2024 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures of contingent assets and liabilities. We based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, legal and environmental accruals, insurance accruals, pension and postretirement obligations, deferred income taxes, and the valuation of goodwill and other long-lived assets. Actual results may differ from such estimates.
Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and include the following:
•Regulation
•Pension and other postretirement plans
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the three months ended December 31, 2024.
RESULTS OF OPERATIONS

Executive Summary
Atmos Energy's vision is to be the safest provider of natural gas services. Our commitment to this vision requires significant levels of capital spending to modernize our natural gas distribution system and operating costs to deliver natural gas safely and reliably and in full compliance with the various safety regulations impacting our business. We have the ability to begin recovering a significant portion of our expenditures timely through rate designs and mechanisms that reduce or eliminate regulatory lag and separate the recovery of our approved rate from customer usage patterns. The execution of our capital spending program, the ability to recover these expenditures timely, and our ability to access the capital markets to satisfy our financing needs are the primary drivers that affect our financial performance.
During the three months ended December 31, 2024, we recorded net income of $351.9 million, or $2.23 per diluted share, compared to net income of $311.3 million, or $2.08 per diluted share for the three months ended December 31, 2023.
The 13 percent year-over-year increase in net income largely reflects positive rate outcomes driven by safety and reliability spending, partially offset by higher bad debt expense, depreciation and property tax expenses, and higher spending on certain operating expenses, as well as higher interest expense.
During the three months ended December 31, 2024, we implemented, or received approval to implement, ratemaking regulatory actions which resulted in an increase in annual operating income of $150.5 million. Additionally, as of December 31, 2024, we had ratemaking efforts in progress seeking a total increase in annual operating income of $95.4 million.
Capital expenditures for the three months ended December 31, 2024 were $891.2 million. Approximately 86 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the three months ended December 31, 2024, we completed approximately $1.0 billion of long-term debt and equity financing. As of December 31, 2024, our equity capitalization was 60.3 percent. As of December 31, 2024, we had approximately $5.2 billion in total liquidity, consisting of $584.5 million in cash and cash equivalents, $1,475.8 million in funds available through equity forward sales agreements and $3,094.4 million in undrawn capacity under our credit facilities.
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
Three Months Ended December 31, 2024 compared with Three Months Ended December 31, 2023
Financial and operational highlights for our distribution segment for the three months ended December 31, 2024 and 2023 are presented below.

	Three Months Ended December 31
	2024	2023	Change
	(In thousands, unless otherwise noted)
Operating revenues	$1,109,335	$1,105,338	$3,997
Purchased gas cost	422,570	496,662	(74,092)
Operating expenses	370,717	328,195	42,522
Operating income	316,048	280,481	35,567
Other non-operating income	10,084	5,839	4,245
Interest charges	34,249	34,581	(332)
Income before income taxes	291,883	251,739	40,144
Income tax expense	51,670	30,302	21,368
Net income	$240,213	$221,437	$18,776
Consolidated distribution sales volumes — MMcf	71,924	82,716	(10,792)
Consolidated distribution transportation volumes — MMcf	37,662	40,500	(2,838)
Total consolidated distribution throughput — MMcf	109,586	123,216	(13,630)
Consolidated distribution average cost of gas per Mcf sold	$5.88	$6.00	$(0.12)
Operating income for our distribution segment increased 12.7 percent. Key drivers for the change in operating income include:
•a $50.7 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $6.0 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
•a $13.6 million decrease in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.

Partially offset by:
•a $17.0 million increase in depreciation expense and property taxes associated with increased capital investments.
•an $11.0 million increase in employee-related costs primarily due to an increase in headcount to support company growth.
•a $15.0 million increase in bad debt expense due to a regulatory change in Mississippi in the first quarter of fiscal 2024, as discussed in Note 6 to the condensed consolidated financial statements.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended December 31, 2024 and 2023. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended December 31
	2024	2023	Change
	(In thousands)
Mid-Tex	$168,608	$143,114	$25,494
Kentucky/Mid-States	37,430	27,059	10,371
Louisiana	29,303	26,439	2,864
West Texas	26,685	26,020	665
Mississippi	34,200	43,944	(9,744)
Colorado-Kansas	13,500	16,105	(2,605)
Other	6,322	(2,200)	8,522
Total	$316,048	$280,481	$35,567

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first three months of fiscal 2025, we implemented, or received approval to implement, regulatory proceedings, resulting in a $150.5 million increase in annual operating income as summarized below. Our ratemaking outcomes include the refund (return) of excess deferred income taxes (EDIT) resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit. Excluding these amounts, our total rate outcomes for ratemaking activities for the three months ended December 31, 2024 were $151.3 million.

Rate Action	Annual Increase in Operating Income	EDIT Impact	Annual Increase in Operating Income Excluding EDIT
	(In thousands)
Annual formula rate mechanisms	$150,540	$782	$151,322
Rate case filings	—	—	—
Other rate activity	—	—	—
	$150,540	$782	$151,322

The following ratemaking efforts seeking $95.4 million in increased annual operating income were in progress as of December 31, 2024:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Infrastructure Mechanism	Colorado (1)	$1,907
Colorado-Kansas	Ad Valorem	Kansas (2)	111
Kentucky/Mid-States	Rate Case	Kentucky	33,654
Mid-Tex	Rate Case	ATM Cities	12,531
Mid-Tex	Rate Case	Environs	7,994
West Texas	Rate Case	West Texas Systemwide	39,196
			$95,393
(1)    The Colorado Public Utilities Commission approved the SSIR implementation at their December 18, 2024 meeting with rates effective January 1, 2025.
(2)    The Kansas Corporation Commission approved the Ad Valorem filing on January 8, 2025, with rates effective February 1, 2025.

Annual Formula Rate Mechanisms
As an instrument to reduce regulatory lag, formula rate mechanisms allow us to refresh our rates on an annual basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. We currently have formula rate mechanisms in our Louisiana, Mississippi, and Tennessee operations and in substantially all the service areas in our Texas divisions. Additionally, we have specific infrastructure programs in substantially all of our distribution divisions with tariffs in place to permit the investment associated with these programs to have their surcharge rate adjusted annually to recover approved capital costs incurred in a prior test-year period. The following table summarizes our annual formula rate mechanisms by state:

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

The following annual formula rate mechanisms were approved during the three months ended December 31, 2024:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	EDIT Impact	Increase in Annual Operating Income Excluding EDIT	Effective Date
			(In thousands)
2025 Filings:
Colorado-Kansas	Kansas GSRS	09/30/2024	$1,998	$—	$1,998	12/17/2024
Mississippi	Mississippi - SIR	10/31/2025	23,995	—	23,995	11/04/2024
Mississippi	Mississippi - SRF	10/31/2025	3,800	15	3,815	11/04/2024
Kentucky/Mid-States	Kentucky PRP (1)	09/30/2025	3,441	—	3,441	10/02/2024
Mid-Tex	Mid-Tex Cities RRM	12/31/2023	112,144	645	112,789	10/01/2024
West Texas	West Texas Cities RRM	12/31/2023	4,414	122	4,536	10/01/2024
Kentucky/Mid-States	Virginia - SAVE	09/30/2025	748	—	748	10/01/2024
Total 2025 Filings			$150,540	$782	$151,322
(1)    On September 27, 2024, the Kentucky Public Service Commission approved a rate increase of $3.4 million effective October 2, 2024, subject to refund.
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. There was no rate case activity completed in our distribution segment during the three months ended December 31, 2024.

Other Ratemaking Activity
The Company had no other ratemaking activity during the three months ended December 31, 2024.

Pipeline and Storage Segment
Our pipeline and storage segment consists of the regulated pipeline and storage operations of our Atmos Pipeline–Texas Division (APT) and our natural gas transmission operations in Louisiana. APT is an intrastate pipeline in Texas with a heavy concentration in the established natural gas producing areas of central, northern, and eastern Texas, extending into or near the major producing areas of the Barnett Shale, the Texas Gulf Coast, and the Permian Basin of West Texas. APT provides transportation and storage services to our Mid-Tex Division, other third-party local distribution companies, industrial, and electric generation customers, as well as marketers and producers. Over 80 percent of this segment’s revenues are derived from these APT services. These revenues are subject to traditional ratemaking governed by the Texas Railroad Commission (RRC). As part of its pipeline operations, APT owns and operates five underground storage facilities in Texas.
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
Three Months Ended December 31, 2024 compared with Three Months Ended December 31, 2023
Financial and operational highlights for our pipeline and storage segment for the three months ended December 31, 2024 and 2023 are presented below.

	Three Months Ended December 31
	2024	2023	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$195,922	$164,890	$31,032
Third-party transportation revenue	56,949	43,273	13,676
Other revenue	2,519	3,006	(487)
Total operating revenues	255,390	211,169	44,221
Total purchased gas cost	(58)	4	(62)
Operating expenses	112,016	92,541	19,475
Operating income	143,432	118,624	24,808
Other non-operating income	14,550	12,047	2,503
Interest charges	18,676	17,294	1,382
Income before income taxes	139,306	113,377	25,929
Income tax expense	27,661	23,522	4,139
Net income	$111,645	$89,855	$21,790
Gross pipeline transportation volumes — MMcf	217,458	209,272	8,186
Consolidated pipeline transportation volumes — MMcf	169,090	153,534	15,556
Operating income for our pipeline and storage segment increased 20.9 percent. Key drivers for the change in operating income include:
•a $22.8 million increase primarily due to rate adjustments from the GRIP filing approved in May 2024, the System Safety and Integrity Rider filing approved in November 2024, and the rate case approved in December 2023.
•a $7.9 million increase in APT's through-system activities primarily associated with increased spreads.
•a $9.2 million decrease in refunds of excess deferred taxes to customers, which is partially offset in income tax expense.
•a $4.1 million increase due to higher capacity contracted by tariff-based customers due to their increased peak day demand.
Partially offset by:
•a $5.4 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $4.7 million increase in expenses recognized as a result of the System Safety and Integrity Rider filing approved in November 2024, which is offset in operating revenues.
•a $9.1 million increase in other operation and maintenance expense due to compliance-related activities and other administrative costs.

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
On December 3, 2024, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $8.0 billion in common stock and/or debt securities, which expires December 3, 2027. As of December 31, 2024, $6.3 billion of securities were available for issuance under this shelf registration statement.
On December 3, 2024, we filed a prospectus supplement under the shelf registration statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.7 billion through December 3, 2027 (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires December 3, 2027. This ATM equity sales program replaced our previous ATM equity sales program, filed on May 8, 2024. As of December 31, 2024, $1.2 billion of equity was available for issuance under our existing ATM equity sales program. Additionally, as of December 31, 2024, we had $1.5 billion in available proceeds from outstanding forward sale agreements. Additional details are summarized in Note 8 to the condensed consolidated financial statements.
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2025. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table summarizes our existing forward starting interest rate swaps as of December 31, 2024.

Planned Debt Issuance Date	Amount Hedged	Effective Interest Rate
	(In thousands)
Fiscal 2026	$300,000	2.16%
	$300,000
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of December 31, 2024, September 30, 2024 and December 31, 2023:

	December 31, 2024		September 30, 2024		December 31, 2023
	(In thousands, except percentages)
Short-term debt	$—	—%	$—	—%	$—	—%
Long-term debt (1)	8,425,055	39.7%	7,785,297	39.0%	7,445,756	39.8%
Shareholders’ equity	12,780,481	60.3%	12,157,669	61.0%	11,273,209	60.2%
Total	$21,205,536	100.0%	$19,942,966	100.0%	$18,718,965	100.0%
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
Cash flows from operating, investing, and financing activities for the three months ended December 31, 2024 and 2023 are presented below.

	Three Months Ended December 31
	2024	2023	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$282,022	$245,280	$36,742
Investing activities	(888,941)	(764,375)	(124,566)
Financing activities	887,469	785,292	102,177
Change in cash and cash equivalents and restricted cash and cash equivalents	280,550	266,197	14,353
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	308,856	19,248	289,608
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$589,406	$285,445	$303,961
Cash flows from operating activities
For the three months ended December 31, 2024, we generated cash flow from operating activities of $282.0 million compared with $245.3 million for the three months ended December 31, 2023. Operating cash flow increased $36.7 million primarily due to the positive effects of successful rate case outcomes achieved in fiscal 2024.
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
For the three months ended December 31, 2024, cash used for investing activities was $888.9 million compared to $764.4 million for the three months ended December 31, 2023. Capital spending in our distribution segment increased $86.5 million, primarily as a result of increased system modernization and customer growth spending. Capital spending in our pipeline and storage segment increased $35.0 million primarily due to increased spending for pipeline system safety and reliability in Texas.
Cash flows from financing activities
For the three months ended December 31, 2024, our financing activities provided $887.5 million of cash compared with $785.3 million of cash used by financing activities in the prior-year period.
In the three months ended December 31, 2024, we received approximately $1.0 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $650 million of 5.00% senior notes due December 2054, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $639.4 million. Additionally, during the three months ended December 31, 2024, we settled 3,300,904 shares that had been sold on a forward basis for net proceeds of $379.5 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to an 8.1 percent increase in our dividend rate and an increase in shares outstanding.
In the three months ended December 31, 2023, we received approximately $1.1 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $500 million of 6.20% senior notes due November 2053 and $400 million of 5.90% senior notes due November 2033, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $889.4 million. Additionally, during the three months ended December 31, 2023, we settled 2,144,558 shares that had been sold on a forward basis for net proceeds of $254.0 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding.

The following table summarizes our share issuances for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31
	2024	2023
Shares issued:
Direct Stock Purchase Plan	12,344	16,192
1998 Long-Term Incentive Plan	137,862	163,750
Retirement Savings Plan and Trust	16,110	17,114
Equity Issuance	3,300,904	2,144,558
Total shares issued	3,467,220	2,341,614
Credit Ratings
Our credit ratings directly affect our ability to obtain short-term and long-term financing, in addition to the cost of such financing. In determining our credit ratings, the rating agencies consider a number of quantitative factors, including but not limited to, debt to total capitalization, operating cash flow relative to outstanding debt, operating cash flow coverage of interest, and pension liabilities. In addition, the rating agencies consider qualitative factors such as consistency of our earnings over time, the quality of our management and business strategy, the risks associated with our businesses, and the regulatory structures that govern our rates in the states where we operate.
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
A credit rating is not a recommendation to buy, sell, or hold securities. The highest investment grade credit rating is AAA for S&P and Aaa for Moody’s. The lowest investment grade credit rating is BBB- for S&P and Baa3 for Moody’s. Our credit ratings may be revised or withdrawn at any time by the rating agencies, and each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered, or withdrawn entirely, by a rating agency if, in its judgment, circumstances so warrant.
Debt Covenants
We were in compliance with all of our debt covenants as of December 31, 2024. Our debt covenants are described in greater detail in Note 7 to the condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 11 to the condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the three months ended December 31, 2024.
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
The following table shows the components of the change in fair value of our financial instruments for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31
	2024	2023
	(In thousands)
Fair value of contracts at beginning of period	$88,651	$370,256
Contracts realized/settled	(8,336)	(19,329)
Fair value of new contracts	518	232
Other changes in value	36,055	(51,888)
Fair value of contracts at end of period	116,888	299,271
Netting of cash collateral	—	—
Cash collateral and fair value of contracts at period end	$116,888	$299,271
The fair value of our financial instruments at December 31, 2024 is presented below by time period and fair value source:

	Fair Value of Contracts at December 31, 2024
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$115,550	$1,338	$—	$—	$116,888
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$115,550	$1,338	$—	$—	$116,888

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three months ended December 31, 2024 and 2023.
Distribution Sales and Statistical Data

	Three Months Ended December 31
	2024	2023
METERS IN SERVICE, end of period
Residential	3,136,028	3,097,381
Commercial	258,052	257,793
Industrial	1,496	1,510
Public authority and other	7,983	8,064
Total meters	3,403,559	3,364,748

INVENTORY STORAGE BALANCE — Bcf	70.1	67.7
SALES VOLUMES — MMcf (1)
Gas sales volumes
Residential	39,363	47,312
Commercial	24,481	26,916
Industrial	6,518	6,693
Public authority and other	1,562	1,795
Total gas sales volumes	71,924	82,716
Transportation volumes	39,538	42,292
Total throughput	111,462	125,008
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended December 31
	2024	2023
CUSTOMERS, end of period
Industrial	93	95
Other	203	192
Total	296	287

INVENTORY STORAGE BALANCE — Bcf	1.4	1.1
PIPELINE TRANSPORTATION VOLUMES — MMcf (1)	217,458	209,272
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
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. During the three months ended December 31, 2024, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of the fiscal year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the three months ended December 31, 2024, except as noted in Note 11 to the condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2024.

Item 5.	Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of August 4, 2023)	Exhibit 3.1 to Form 8-K dated August 1, 2023 (File No. 1-10042)
4.1(a)	Officers' Certificate dated October 1, 2024	Exhibit 4.2 to Form 8-K dated October 1, 2024 (File No. 1-10042)
4.1(b)	Global Security for the 5.000% Senior Notes due 2054	Exhibit 4.3 to Form 8-K dated October 1, 2024 (File No. 1-10042)
4.1(c)	Global Security for the 5.000% Senior Notes due 2054	Exhibit 4.4 to Form 8-K dated October 1, 2024 (File No. 1-10042)
10.1(a)	Equity Distribution Agreement, dated as of December 3, 2024, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated December 3, 2024 (File No. 1-10042)
10.1(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated December 3, 2024 (File No. 1-10042)
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: February 4, 2025