Form 10-Q
period 2025-03-31
ATMOS ENERGY CORP
filed 2025-05-07
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2025.

Class		Shares Outstanding
Common stock	No Par Value	158,836,864

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEK	Atmos Energy Kansas Securitization I, LLC
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
KCC	Kansas Corporation Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
Securitized Utility Tariff Bonds	Series 2023-A Senior Secured Securitized Utility Tariff Bonds
Securitized Utility Tariff Property	As defined in the financing order issued by the KCC in October 2022
SIP	System Integrity Program
SIR	System Integrity Rider
SOFR	Secured Overnight Financing Rate
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	September 30, 2024
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$27,451,302	$25,848,083
Less accumulated depreciation and amortization	3,819,079	3,643,716
Net property, plant and equipment	23,632,223	22,204,367
Current assets
Cash and cash equivalents	543,504	307,340
Restricted cash and cash equivalents	1,616	1,516
Cash and cash equivalents and restricted cash and cash equivalents	545,120	308,856
Accounts receivable, net	660,634	365,882
Gas stored underground	97,254	169,508
Other current assets	288,275	288,068
Total current assets	1,591,283	1,132,314
Securitized intangible asset, net (See Note 9)	78,892	82,844
Goodwill	731,257	731,257
Deferred charges and other assets	946,726	1,043,683
	$26,980,381	$25,194,465
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: March 31, 2025 — 158,835,123 shares; September 30, 2024 — 155,258,845 shares	$794	$776
Additional paid-in capital	7,880,436	7,474,559
Accumulated other comprehensive income	476,551	465,715
Retained earnings	4,780,184	4,216,619
Shareholders’ equity	13,137,965	12,157,669
Long-term debt, net	8,413,725	7,783,646
Securitized long-term debt (See Note 9)	72,609	76,871
Total capitalization	21,624,299	20,018,186
Current liabilities
Accounts payable and accrued liabilities	445,225	445,397
Other current liabilities	733,154	750,620
Current maturities of long-term debt	11,712	1,651
Current maturities of securitized long-term debt (See Note 9)	8,418	8,207
Total current liabilities	1,198,509	1,205,875
Deferred income taxes	2,793,163	2,593,342
Regulatory excess deferred taxes	155,169	177,315
Regulatory cost of removal obligation	527,287	507,815
Deferred credits and other liabilities	681,954	691,932
	$26,980,381	$25,194,465
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31
	2025	2024
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$1,882,528	$1,589,181
Pipeline and storage segment	258,999	223,487
Intersegment eliminations	(191,025)	(165,441)
Total operating revenues	1,950,502	1,647,227

Purchased gas cost
Distribution segment	969,037	788,643
Pipeline and storage segment	968	840
Intersegment eliminations	(190,772)	(165,188)
Total purchased gas cost	779,233	624,295

Operation and maintenance expense	233,296	199,899
Depreciation and amortization expense	182,750	165,087
Taxes, other than income	126,284	106,956
Operating income	628,939	550,990
Other non-operating income	24,172	16,687
Interest charges	50,014	55,442
Income before income taxes	603,097	512,235
Income tax expense	117,521	80,212
Net income	$485,576	$432,023
Basic net income per share	$3.05	$2.85
Diluted net income per share	$3.03	$2.85
Cash dividends per share	$0.870	$0.805
Basic weighted average shares outstanding	159,177	151,271
Diluted weighted average shares outstanding	160,426	151,297

Net income	$485,576	$432,023
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $20 and $(15)	73	(50)
Cash flow hedges:
Amortization and unrealized gains (losses) on interest rate agreements, net of tax of $(1,622) and $7,850	(5,660)	27,158
Total other comprehensive income (loss)	(5,587)	27,108
Total comprehensive income	$479,989	$459,131
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended March 31
	2025	2024
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$2,991,863	$2,694,519
Pipeline and storage segment	514,389	434,656
Intersegment eliminations	(379,751)	(323,481)
Total operating revenues	3,126,501	2,805,694

Purchased gas cost
Distribution segment	1,391,607	1,285,305
Pipeline and storage segment	910	844
Intersegment eliminations	(379,236)	(322,985)
Total purchased gas cost	1,013,281	963,164

Operation and maintenance expense	440,340	366,244
Depreciation and amortization expense	363,283	329,695
Taxes, other than income	221,178	196,496
Operating income	1,088,419	950,095
Other non-operating income	48,806	34,573
Interest charges	102,939	107,317
Income before income taxes	1,034,286	877,351
Income tax expense	196,852	134,036
Net income	$837,434	$743,315
Basic net income per share	$5.31	$4.93
Diluted net income per share	$5.26	$4.93
Cash dividends per share	$1.74	$1.61
Basic weighted average shares outstanding	157,739	150,534
Diluted weighted average shares outstanding	159,125	150,547

Net income	$837,434	$743,315
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(22) and $71	(65)	246
Cash flow hedges:
Amortization and unrealized gains (losses) on interest rate agreements, net of tax of $1,870 and $(6,669)	10,901	(23,074)
Total other comprehensive income (loss)	10,836	(22,828)
Total comprehensive income	$848,270	$720,487
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31
	2025	2024
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$837,434	$743,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	363,283	329,695
Deferred income taxes	170,965	110,098
Other	(32,691)	(28,023)
Net assets / liabilities from risk management activities	845	1,683
Net change in other operating assets and liabilities	(134,877)	(164,895)
Net cash provided by operating activities	1,204,959	991,873
Cash Flows From Investing Activities
Capital expenditures	(1,730,857)	(1,415,526)
Debt and equity securities activities, net	710	(1,010)
Other, net	12,609	7,272
Net cash used in investing activities	(1,717,538)	(1,409,264)
Cash Flows From Financing Activities
Net decrease in short-term debt	—	(241,933)
Net proceeds from equity issuances	379,490	254,022
Issuance of common stock through stock purchase and employee retirement plans	7,888	7,771
Proceeds from issuance of long-term debt	645,372	898,275
Repayment of securitized long-term debt by AEK	(4,051)	(5,738)
Cash dividends paid	(273,869)	(241,565)
Debt issuance costs	(5,987)	(8,920)
Net cash provided by financing activities	748,843	661,912
Net increase in cash and cash equivalents and restricted cash and cash equivalents	236,264	244,521
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	308,856	19,248
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$545,120	$263,769
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2025
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public authority, and industrial customers through our six regulated distribution divisions, which at March 31, 2025, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Summary of Significant Accounting Policies
Basis of Presentation
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 2025 are not indicative of our results of operations for the full 2025 fiscal year, which ends September 30, 2025.
Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
During the second quarter of fiscal 2025, we completed our annual goodwill impairment assessment using a qualitative assessment, as permitted under U.S. GAAP. We test for goodwill at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired.
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
Regulatory assets and liabilities as of March 31, 2025 and September 30, 2024 included the following:

	March 31, 2025	September 30, 2024
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$4,326	$11,243
Infrastructure mechanisms (1)	239,997	246,734
Winter Storm Uri incremental costs	6,812	10,373
Deferred gas costs	3,830	159,762
Regulatory excess deferred taxes (2)	50,526	51,380
Recoverable loss on reacquired debt	2,987	3,070
Deferred pipeline record collection costs	39,899	41,742
APT annual System Safety and Integrity Rider (3)	34,142	38,632
Other	16,270	16,454
	$398,789	$579,390
Regulatory liabilities:
Regulatory excess deferred taxes (2)	$229,096	$257,001
Regulatory cost of removal obligation	625,899	607,032
Deferred gas costs	54,794	9,142
APT annual adjustment mechanism	78,126	73,119
Pension and postretirement benefit costs	236,382	247,250
Other	51,006	34,338
	$1,275,303	$1,227,882

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
We deferred $32.4 million in carrying costs incurred after September 1, 2022 associated with interim financing for gas costs incurred in February 2021 during Winter Storm Uri. During fiscal 2024, we recovered $22.0 million of this amount. During the first six months of fiscal 2025, we have recovered $3.6 million of this amount. Of the remaining $6.8 million,

$0.4 million has been recorded as a current asset in other current assets as of March 31, 2025 and $6.4 million has been recorded as a long-term asset in deferred charges and other assets as of March 31, 2025 as we anticipate recovering this amount in future regulatory proceedings.

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
Income statements and capital expenditures for the three and six months ended March 31, 2025 and 2024 by segment are presented in the following tables:

	Three Months Ended March 31, 2025
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,881,742	$68,760	$—	$1,950,502
Intersegment revenues	786	190,239	(191,025)	—
Total operating revenues	1,882,528	258,999	(191,025)	1,950,502
Purchased gas cost	969,037	968	(190,772)	779,233
Operation and maintenance expense	181,887	51,662	(253)	233,296
Depreciation and amortization expense	134,546	48,204	—	182,750
Taxes, other than income	113,340	12,944	—	126,284
Operating income	483,718	145,221	—	628,939
Other non-operating income	13,444	10,728	—	24,172
Interest charges	30,087	19,927	—	50,014
Income before income taxes	467,075	136,022	—	603,097
Income tax expense	86,432	31,089	—	117,521
Net income	$380,643	$104,933	$—	$485,576
Capital expenditures	$594,853	$244,813	$—	$839,666

	Three Months Ended March 31, 2024
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,588,394	$58,833	$—	$1,647,227
Intersegment revenues	787	164,654	(165,441)	—
Total operating revenues	1,589,181	223,487	(165,441)	1,647,227
Purchased gas cost	788,643	840	(165,188)	624,295
Operation and maintenance expense	154,956	45,196	(253)	199,899
Depreciation and amortization expense	121,384	43,703	—	165,087
Taxes, other than income	98,008	8,948	—	106,956
Operating income	426,190	124,800	—	550,990
Other non-operating income	9,359	7,328	—	16,687
Interest charges	36,784	18,658	—	55,442
Income before income taxes	398,765	113,470	—	512,235
Income tax expense	56,073	24,139	—	80,212
Net income	$342,692	$89,331	$—	$432,023
Capital expenditures	$532,997	$112,879	$—	$645,876

	Six Months Ended March 31, 2025
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,990,311	$136,190	$—	$3,126,501
Intersegment revenues	1,552	378,199	(379,751)	—
Total operating revenues	2,991,863	514,389	(379,751)	3,126,501
Purchased gas cost	1,391,607	910	(379,236)	1,013,281
Operation and maintenance expense	336,401	104,454	(515)	440,340
Depreciation and amortization expense	268,173	95,110	—	363,283
Taxes, other than income	195,916	25,262	—	221,178
Operating income	799,766	288,653	—	1,088,419
Other non-operating income	23,528	25,278	—	48,806
Interest charges	64,336	38,603	—	102,939
Income before income taxes	758,958	275,328	—	1,034,286
Income tax expense	138,102	58,750	—	196,852
Net income	$620,856	$216,578	$—	$837,434
Capital expenditures	$1,220,502	$510,355	$—	$1,730,857

	Six Months Ended March 31, 2024
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,693,013	$112,681	$—	$2,805,694
Intersegment revenues	1,506	321,975	(323,481)	—
Total operating revenues	2,694,519	434,656	(323,481)	2,805,694
Purchased gas cost	1,285,305	844	(322,985)	963,164
Operation and maintenance expense	282,571	84,169	(496)	366,244
Depreciation and amortization expense	241,069	88,626	—	329,695
Taxes, other than income	178,903	17,593	—	196,496
Operating income	706,671	243,424	—	950,095
Other non-operating income	15,198	19,375	—	34,573
Interest charges	71,365	35,952	—	107,317
Income before income taxes	650,504	226,847	—	877,351
Income tax expense	86,375	47,661	—	134,036
Net income	$564,129	$179,186	$—	$743,315
Capital expenditures	$1,072,155	$343,371	$—	$1,415,526
Balance sheet information at March 31, 2025 and September 30, 2024 by segment is presented in the following tables:

	March 31, 2025
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$17,422,364	$6,209,859	$—	$23,632,223
Total assets	$26,109,156	$6,541,506	$(5,670,281)	$26,980,381

	September 30, 2024
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$16,372,659	$5,831,708	$—	$22,204,367
Total assets	$24,328,877	$6,181,558	$(5,315,970)	$25,194,465

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

Basic and diluted earnings per share for the three and six months ended March 31, 2025 and 2024 are calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$485,576	$432,023	$837,434	$743,315
Less: Income allocated to participating securities	245	255	436	442
Income available to common shareholders	$485,331	$431,768	$836,998	$742,873
Basic weighted average shares outstanding	159,177	151,271	157,739	150,534
Net income per share — Basic	$3.05	$2.85	$5.31	$4.93
Diluted Earnings Per Share
Income available to common shareholders	$485,331	$431,768	$836,998	$742,873
Effect of dilutive shares	—	—	—	—
Income available to common shareholders	$485,331	$431,768	$836,998	$742,873
Basic weighted average shares outstanding	159,177	151,271	157,739	150,534
Dilutive shares	1,249	26	1,386	13
Diluted weighted average shares outstanding	160,426	151,297	159,125	150,547
Net income per share — Diluted	$3.03	$2.85	$5.26	$4.93

6.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three and six months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$1,308,691	$—	$1,065,296	$—
Commercial	480,108	—	404,701	—
Industrial	38,885	—	30,419	—
Public authority and other	23,921	—	21,120	—
Total gas sales revenues	1,851,605	—	1,521,536	—
Transportation revenues	43,352	266,514	37,607	223,159
Miscellaneous revenues	4,222	4,259	3,724	2,162
Revenues from contracts with customers	1,899,179	270,773	1,562,867	225,321
Alternative revenue program revenues	(20,117)	(11,774)	22,315	(1,834)
Other revenues	3,466	—	3,999	—
Total operating revenues	$1,882,528	$258,999	$1,589,181	$223,487

	Six Months Ended March 31, 2025		Six Months Ended March 31, 2024
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$2,001,741	$—	$1,792,978	$—
Commercial	746,162	—	681,954	—
Industrial	65,206	—	58,650	—
Public authority and other	36,802	—	35,704	—
Total gas sales revenues	2,849,911	—	2,569,286	—
Transportation revenues	80,079	532,543	71,374	438,464
Miscellaneous revenues	7,244	6,923	6,367	5,204
Revenues from contracts with customers	2,937,234	539,466	2,647,027	443,668
Alternative revenue program revenues	47,219	(25,077)	39,716	(9,012)
Other revenues	7,410	—	7,776	—
Total operating revenues	$2,991,863	$514,389	$2,694,519	$434,656
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
Accounts receivable and allowance for uncollectible accounts
Accounts receivable arise from natural gas sales to residential, commercial, industrial, public authority, and other customers. Our accounts receivable balance includes unbilled amounts which represent a customer’s consumption of gas from the date of the last cycle billing through the last day of the month. Our policy related to the accounting for our accounts receivable and allowance for uncollectible accounts is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. During the six months ended March 31, 2025, there were no material changes to this policy. Rollforwards of our allowance for uncollectible accounts for the three and six months ended March 31, 2025 and 2024 are presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 89 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.
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

Three Months Ended March 31, 2025
(In thousands)
Beginning balance, December 31, 2024	$39,166
Current period provisions	14,391
Write-offs charged against allowance	(4,761)
Recoveries of amounts previously written off	545
Ending balance, March 31, 2025	$49,341

Three Months Ended March 31, 2024
(In thousands)
Beginning balance, December 31, 2023	$35,406
Current period provisions	12,797
Write-offs charged against allowance	(5,859)
Recoveries of amounts previously written off	361
Ending balance, March 31, 2024	$42,705

Six Months Ended March 31, 2025
(In thousands)
Beginning balance, September 30, 2024	$37,056
Current period provisions	23,015
Write-offs charged against allowance	(12,209)
Recoveries of amounts previously written off	1,479
Ending balance, March 31, 2025	$49,341

Six Months Ended March 31, 2024
(In thousands)
Beginning balance, September 30, 2023	$40,840
Current period provisions	19,547
Write-offs charged against allowance	(14,616)
Recoveries of amounts previously written off	1,126
Mississippi recovery of uncollectible accounts	(4,192)
Ending balance, March 31, 2024	$42,705

7.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Other than as described below, there were no material changes in the terms of our debt instruments during the six months ended March 31, 2025.
Long-term debt at March 31, 2025 and September 30, 2024 consisted of the following:

	March 31, 2025	September 30, 2024
	(In thousands)
Unsecured 3.00% Senior Notes, due June 2027	$500,000	$500,000
Unsecured 2.625% Senior Notes, due September 2029	500,000	500,000
Unsecured 1.50% Senior Notes, due January 2031	600,000	600,000
Unsecured 5.45% Senior Notes, due October 2032	300,000	300,000
Unsecured 5.90% Senior Notes, due November 2033	725,000	725,000
Unsecured 5.95% Senior Notes, due October 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due June 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due January 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due October 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due October 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due March 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due September 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due February 2052	600,000	600,000
Unsecured 5.75% Senior Notes, due October 2052	500,000	500,000
Unsecured 6.20% Senior Notes, due November 2053	500,000	500,000
Unsecured 5.00% Senior Notes, due December 2054	650,000	—
Medium-term note Series A, 1995-1, 6.67%, due December 2025	10,000	10,000
Unsecured 6.75% Debentures, due July 2028	150,000	150,000
Finance lease obligations	48,075	48,890
Total long-term debt	8,483,075	7,833,890
Less:
Original issue premium on unsecured senior notes and debentures	(3,825)	(9,071)
Debt issuance cost	61,463	57,664
Current maturities of long-term debt	11,712	1,651
Total long-term debt, net	$8,413,725	$7,783,646
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
Our commercial paper program is supported by a five-year unsecured $1.5 billion credit facility. On March 31, 2025, we elected to extend the maturity date from March 28, 2029 to March 28, 2030. This facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At March 31, 2025 and September 30, 2024, there were no amounts outstanding under our commercial paper program.

We also have a $1.5 billion three-year unsecured revolving credit facility that is used to provide additional working capital funding. On March 31, 2025, we elected to extend the maturity date from March 28, 2027 to March 28, 2028. This facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At March 31, 2025 and September 30, 2024, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2025 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of March 31, 2025 and September 30, 2024.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed March 31, 2025 and is used to issue letters of credit and to provide working capital funding. At March 31, 2025, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At March 31, 2025, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 40 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales, and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of March 31, 2025. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

8.    Shareholders' Equity
The following tables present a reconciliation of changes in stockholders' equity for the three and six months ended March 31, 2025 and 2024.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2024	155,258,845	$776	$7,474,559	$465,715	$4,216,619	$12,157,669
Net income	—	—	—	—	351,858	351,858
Other comprehensive income	—	—	—	16,423	—	16,423
Cash dividends ($0.87 per share)	—	—	—	—	(135,453)	(135,453)
Common stock issued:
Public and other stock offerings	3,329,358	17	383,520	—	—	383,537
Stock-based compensation plans	137,862	1	6,446	—	—	6,447
Balance, December 31, 2024	158,726,065	794	7,864,525	482,138	4,433,024	12,780,481
Net income	—	—	—	—	485,576	485,576
Other comprehensive loss	—	—	—	(5,587)	—	(5,587)
Cash dividends ($0.87 per share)	—	—	—	—	(138,416)	(138,416)
Common stock issued:
Public and other stock offerings	26,367	—	3,841	—	—	3,841
Stock-based compensation plans	82,691	—	12,070	—	—	12,070
Balance, March 31, 2025	158,835,123	$794	$7,880,436	$476,551	$4,780,184	$13,137,965

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2023	148,492,783	$742	$6,684,120	$518,528	$3,666,674	$10,870,064
Net income	—	—	—	—	311,292	311,292
Other comprehensive loss	—	—	—	(49,936)	—	(49,936)
Cash dividends ($0.805 per share)	—	—	—	—	(119,898)	(119,898)
Common stock issued:
Public and other stock offerings	2,177,864	11	257,757	—	—	257,768
Stock-based compensation plans	163,750	1	3,918	—	—	3,919
Balance, December 31, 2023	150,834,397	754	6,945,795	468,592	3,858,068	11,273,209
Net income	—	—	—	—	432,023	432,023
Other comprehensive income	—	—	—	27,108	—	27,108
Cash dividends ($0.805 per share)	—	—	—	—	(121,667)	(121,667)
Common stock issued:
Public and other stock offerings	34,687	—	4,025	—	—	4,025
Stock-based compensation plans	5,468	—	3,941	—	—	3,941
Balance, March 31, 2024	150,874,552	$754	$6,953,761	$495,700	$4,168,424	$11,618,639
Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
On December 3, 2024, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $8.0 billion in common stock and/or debt securities, which expires December 3, 2027. At March 31, 2025, $6.3 billion of securities were available for issuance under this shelf registration statement.

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
During the six months ended March 31, 2025, we executed forward sales under our ATM equity sales program with various forward sellers who borrowed and sold 4,609,043 shares of our common stock at an aggregate price of $658.2 million. During the six months ended March 31, 2025, we also settled forward sale agreements with respect to 3,300,904 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $379.5 million. As of March 31, 2025, $1.0 billion of equity was available for issuance under our existing ATM program. Additionally, we had $1.7 billion in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In thousands)	Forward Price
June 30, 2025	630,514	$73,406	$116.42
September 30, 2025	815,655	96,313	$118.08
December 31, 2025	2,344,567	297,650	$126.95
March 31, 2026	3,627,033	463,284	$127.73
June 30, 2026	669,043	89,150	$133.25
December 31, 2026	3,392,352	472,749	$139.36
March 31, 2027	1,119,095	$167,073	$149.29
Total	12,598,259	$1,659,625	$131.73
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2024	$213	$465,502	$465,715
Other comprehensive income (loss) before reclassifications	(65)	18,041	17,976
Amounts reclassified from accumulated other comprehensive income	—	(7,140)	(7,140)
Net current-period other comprehensive income (loss)	(65)	10,901	10,836
March 31, 2025	$148	$476,403	$476,551

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2023	$(369)	$518,897	$518,528
Other comprehensive income (loss) before reclassifications	246	(18,091)	(17,845)
Amounts reclassified from accumulated other comprehensive income	—	(4,983)	(4,983)
Net current-period other comprehensive income (loss)	246	(23,074)	(22,828)
March 31, 2024	$(123)	$495,823	$495,700

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
The following table summarizes the impact of AEK on our condensed consolidated balance sheets, for the periods indicated:

	March 31, 2025	September 30, 2024
	(In thousands)
Restricted cash and cash equivalents	$1,616	$1,516
Other current assets	$3	$3
Securitized intangible asset, net	$78,892	$82,844
Accrued interest	$348	$365
Current maturities of securitized long-term debt	$8,418	$8,207
Securitized long-term debt	$72,609	$76,871
The following table summarizes the impact of AEK on our condensed consolidated statements of comprehensive income, for the period indicated:

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025		2024
	(In thousands)
Operating revenues	$2,951	$3,469	$6,344		$6,802
Operation and maintenance expense	(216)	(224)	(277)		(224)
Amortization expense	(1,689)	(2,103)	(3,953)		(4,269)
Interest expense, net	(1,046)	(1,142)	(2,114)		(2,309)
Income before income taxes	$—	$—	$—	$—	$—

The securitized long-term debt is recorded at carrying value. The fair value of the securitized long-term debt is determined using third party market value quotations, which are considered Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value and fair value of the securitized long-term debt as of March 31, 2025 was $81.0 million and $81.9 million, and as of September 30, 2024 was $85.1 million and $87.8 million.
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

10.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2025 and 2024 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2025	2024	2025	2024
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,837	$2,405	$2,033	$1,507
Interest cost (1)	6,663	7,430	3,365	3,509
Expected return on assets (1)	(7,655)	(7,202)	(3,831)	(3,128)
Amortization of prior service cost (credit) (1)	—	—	(3,260)	(3,260)
Amortization of actuarial (gain) loss (1)	256	97	(2,429)	(2,718)
Net periodic pension cost	$2,101	$2,730	$(4,122)	$(4,090)

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2025	2024	2025	2024
	(In thousands)
Components of net periodic pension cost:
Service cost	$5,674	$4,794	$4,066	$3,014
Interest cost (1)	13,326	14,926	6,731	7,017
Expected return on assets (1)	(15,309)	(14,404)	(7,663)	(6,256)
Amortization of prior service cost (credit) (1)	—	—	(6,520)	(6,520)
Amortization of actuarial (gain) loss (1)	511	215	(4,858)	(5,436)
Settlements (1)	—	776	—	—
Net periodic pension cost	$4,202	$6,307	$(8,244)	$(8,181)
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

Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices under contracts indexed to natural gas hubs or fixed price contracts. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. At March 31, 2025, we were committed to purchase 67.5 Bcf within one year and 57.5 Bcf within two to three years under indexed contracts. At March 31, 2025, we had no commitments under fixed price contracts.
Rate Regulatory Proceedings
As of March 31, 2025, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the six months ended March 31, 2025.

12.    Income Taxes
Income Tax Expense
Our interim effective tax rates reflect the estimated annual effective tax rates for the fiscal years ended September 30, 2025 and 2024, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2025 and 2024 were 19.5% and 15.7% and for the six months ended March 31, 2025 and 2024 were 19.0% and 15.3%. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the amortization of excess deferred federal income tax liabilities, tax credits, state income taxes, and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the TCJA), a Kansas legislative change enacted in fiscal 2020, and a Louisiana legislative change enacted in fiscal 2025. Currently, the regulatory excess net deferred tax liability of $178.6 million is being returned over various periods. Of this amount, $115.5 million is being returned to customers over 12 - 60 months. An additional $48.6 million is being returned to customers on a provisional basis over 15 - 68 years until our regulators establish the final refund periods. The refund of the remaining $14.5 million will be addressed in future rate proceedings.
As of March 31, 2025 and September 30, 2024, $73.9 million and $79.7 million is recorded in other current liabilities.

13.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. During the six months ended March 31, 2025, there were no material changes in our objectives, strategies, and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.
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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2024-2025 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 24.0 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.
Interest Rate Risk Management Activities
We manage interest rate risk by periodically entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.

The following table summarizes our existing forward starting interest rate swaps as of March 31, 2025. These swaps were designated as cash flow hedges at the time the agreements were executed.

Planned Debt Issuance Date	Amount Hedged
(In thousands)
Fiscal 2026	$300,000
$300,000
Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and statements of comprehensive income.
As of March 31, 2025, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of March 31, 2025, we had 4,017 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of March 31, 2025 and September 30, 2024. The gross amounts of recognized assets and liabilities are netted within our condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, as of March 31, 2025 and September 30, 2024, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

		March 31, 2025
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Other current assets / Other current liabilities	$114,996	$—
Total		114,996	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	8,213	(561)
Total		8,213	(561)
Gross / Net Financial Instruments		$123,209	$(561)

		September 30, 2024
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$91,981	$—
Total		91,981	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	2,091	(7,324)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	2,216	(313)
Total		4,307	(7,637)
Gross / Net Financial Instruments		$96,288	$(7,637)

Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net (gain) loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2025 and 2024 was $(5.1) million and $(3.2) million and for the six months ended March 31, 2025 and 2024 was $(10.2) million and $(6.4) million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and six months ended March 31, 2025 and 2024.

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$(1,678)	$29,650	$18,041	$(18,091)
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	(3,982)	(2,492)	(7,140)	(4,983)
Total other comprehensive income (loss) from hedging, net of tax	$(5,660)	$27,158	$10,901	$(23,074)
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of March 31, 2025, we had $387.0 million of net realized gains in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net gains recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2055. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$15,925
Thereafter	371,080
Total	$387,005

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

14.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and short-term debt at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. During the six months ended March 31, 2025, there were no changes in these methods.

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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and September 30, 2024. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	March 31, 2025
	(In thousands)
Assets:
Financial instruments	$—	$123,209	$—	$—	$123,209
Debt and equity securities
Registered investment companies	27,787	—	—	—	27,787
Bond mutual funds	40,955	—	—	—	40,955
Bonds (2)	—	37,118	—	—	37,118
Money market funds	—	3,189	—	—	3,189
Total debt and equity securities	68,742	40,307	—	—	109,049
Total assets	$68,742	$163,516	$—	$—	$232,258
Liabilities:
Financial instruments	$—	$561	$—	$—	$561

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2024
	(In thousands)
Assets:
Financial instruments	$—	$96,288	$—	$—	$96,288
Debt and equity securities
Registered investment companies	28,311	—	—	—	28,311
Bond mutual funds	40,341	—	—	—	40,341
Bonds (2)	—	39,142	—	—	39,142
Money market funds	—	2,800	—	—	2,800
Total debt and equity securities	68,652	41,942	—	—	110,594
Total assets	$68,652	$138,230	$—	$—	$206,882
Liabilities:
Financial instruments	$—	$7,637	$—	$—	$7,637

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

Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns, and any intent to sell the security. As of March 31, 2025, no allowance for credit losses was recorded for our available-for-sale debt securities. At March 31, 2025 and September 30, 2024, the amortized cost of our available-for-sale debt securities was $36.9 million and $38.9 million. At March 31, 2025, we maintained investments in bonds that have contractual maturity dates ranging from April 2025 through January 2028.
Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
	(In thousands)
Carrying Amount	$8,435,000	$7,785,000
Fair Value	$7,568,621	$7,337,936

15.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. During the six months ended March 31, 2025, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of March 31, 2025, the related condensed consolidated statements of comprehensive income for the three and six month periods ended March 31, 2025 and 2024, the condensed consolidated statement of cash flows for the six month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
May 7, 2025

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public authority, and industrial customers throughout our six distribution divisions, which at March 31, 2025 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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

Our vision is to be the safest provider of natural gas services. Our commitment to this vision requires significant levels of capital spending to modernize our natural gas distribution system and operating costs to deliver natural gas safely and reliably and in full compliance with the various safety regulations impacting our business. We have the ability to begin recovering a significant portion of our expenditures timely through rate designs and mechanisms that reduce or eliminate regulatory lag and separate the recovery of our approved rate from customer usage patterns. The execution of our capital spending program, the ability to recover these expenditures timely, and our ability to access the capital markets to satisfy our financing needs are the primary drivers that affect our financial performance.
We anticipate making significant capital expenditures for the foreseeable future to modernize our distribution and transmission system, to comply with the safety rules and regulations issued by the regulatory authorities responsible for the service areas in which we operate, and to prepare to serve the growing needs of the communities we serve. Between fiscal years 2025 and 2029, we anticipate spending approximately $24 billion, with more than 80 percent dedicated to safety and reliability spending. The magnitude and allocation of these expenditures may be affected by factors such as new policy and regulations, population growth, and increased labor and materials costs. Although we believe these costs are ultimately recoverable through our rates based on the regulatory frameworks currently available to us, full recovery is not assured.
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
Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and include the following:
•Regulation
•Pension and other postretirement plans
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the six months ended March 31, 2025.
RESULTS OF OPERATIONS
Executive Summary
During the six months ended March 31, 2025, we recorded net income of $837.4 million, or $5.26 per diluted share, compared to net income of $743.3 million, or $4.93 per diluted share for the six months ended March 31, 2024.
The 13 percent year-over-year increase in net income largely reflects positive rate outcomes driven by safety and reliability spending, partially offset by higher bad debt expense, depreciation and property tax expenses, and higher spending on certain operating expenses.
During the six months ended March 31, 2025, we implemented, or received approval to implement, ratemaking regulatory actions which resulted in an increase in annual operating income of $152.6 million. Additionally, as of March 31, 2025, we had ratemaking efforts in progress seeking a total increase in annual operating income of $224.7 million.
Capital expenditures for the six months ended March 31, 2025 were $1,730.9 million. Approximately 85 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the six months ended March 31, 2025, we completed approximately $1.0 billion of long-term debt and equity financing. As of March 31, 2025, our equity capitalization was 60.9 percent. As of March 31, 2025, we had approximately $5.3 billion in total liquidity, consisting of $543.5 million in cash and cash equivalents, $1,659.6 million in funds available through equity forward sales agreements and $3,094.4 million in undrawn capacity under our credit facilities.
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
Three Months Ended March 31, 2025 compared with Three Months Ended March 31, 2024
Financial and operational highlights for our distribution segment for the three months ended March 31, 2025 and 2024 are presented below.

	Three Months Ended March 31
	2025	2024	Change
	(In thousands, unless otherwise noted)
Operating revenues	$1,882,528	$1,589,181	$293,347
Purchased gas cost	969,037	788,643	180,394
Operating expenses	429,773	374,348	55,425
Operating income	483,718	426,190	57,528
Other non-operating income	13,444	9,359	4,085
Interest charges	30,087	36,784	(6,697)
Income before income taxes	467,075	398,765	68,310
Income tax expense	86,432	56,073	30,359
Net income	$380,643	$342,692	$37,951
Consolidated distribution sales volumes — MMcf	143,153	131,537	11,616
Consolidated distribution transportation volumes — MMcf	46,298	44,693	1,605
Total consolidated distribution throughput — MMcf	189,451	176,230	13,221
Consolidated distribution average cost of gas per Mcf sold	$6.77	$6.00	$0.77

Operating income for our distribution segment increased 13.5 percent. Key drivers for the change in operating income include:
•an $86.4 million increase in rate adjustments, primarily in our Mid-Tex Division.
•an $8.3 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
•an $18.6 million decrease in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
Partially offset by:
•a $23.7 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $15.6 million increase in employee-related costs primarily due to an increase in headcount to support company growth.
•a $6.2 million increase in system monitoring, line locating, and other compliance-related activities.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended March 31, 2025 and 2024. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended March 31
	2025	2024	Change
	(In thousands)
Mid-Tex	$273,478	$238,093	$35,385
Kentucky/Mid-States	48,833	42,375	6,458
Louisiana	43,082	37,070	6,012
West Texas	41,551	39,890	1,661
Mississippi	51,066	47,357	3,709
Colorado-Kansas	24,280	25,359	(1,079)
Other	1,428	(3,954)	5,382
Total	$483,718	$426,190	$57,528
Six Months Ended March 31, 2025 compared with Six Months Ended March 31, 2024
Financial and operational highlights for our distribution segment for the six months ended March 31, 2025 and 2024 are presented below.

	Six Months Ended March 31
	2025	2024	Change
	(In thousands, unless otherwise noted)
Operating revenues	$2,991,863	$2,694,519	$297,344
Purchased gas cost	1,391,607	1,285,305	106,302
Operating expenses	800,490	702,543	97,947
Operating income	799,766	706,671	93,095
Other non-operating income	23,528	15,198	8,330
Interest charges	64,336	71,365	(7,029)
Income before income taxes	758,958	650,504	108,454
Income tax expense	138,102	86,375	51,727
Net income	$620,856	$564,129	$56,727
Consolidated distribution sales volumes — MMcf	215,077	214,253	824
Consolidated distribution transportation volumes — MMcf	83,960	85,193	(1,233)
Total consolidated distribution throughput — MMcf	299,037	299,446	(409)
Consolidated distribution average cost of gas per Mcf sold	$6.47	$6.00	$0.47

Operating income for our distribution segment increased 13.2 percent. Key drivers for the change in operating income include:
•a $137.1 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $14.4 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
•a $32.2 million decrease in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
Partially offset by:
•a $40.7 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $26.7 million increase in employee-related costs primarily due to an increase in headcount to support company growth.
•a $9.2 million increase in system monitoring, line locating, and other compliance-related activities.
•a $15.7 million increase in bad debt expense due to a regulatory change in Mississippi in the first quarter of fiscal 2024, as discussed in Note 6 to the condensed consolidated financial statements.
The following table shows our operating income by distribution division, in order of total rate base, for the six months ended March 31, 2025 and 2024. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended March 31
	2025	2024	Change
	(In thousands)
Mid-Tex	$442,086	$381,207	$60,879
Kentucky/Mid-States	86,263	69,434	16,829
Louisiana	72,385	63,509	8,876
West Texas	68,236	65,910	2,326
Mississippi	85,266	91,301	(6,035)
Colorado-Kansas	37,780	41,464	(3,684)
Other	7,750	(6,154)	13,904
Total	$799,766	$706,671	$93,095
Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first six months of fiscal 2025, we implemented, or received approval to implement, regulatory proceedings, resulting in a $152.6 million increase in annual operating income as summarized below. Our ratemaking outcomes include the refund (return) of excess deferred income taxes (EDIT) resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit. Excluding these amounts, our total rate outcomes for ratemaking activities for the six months ended March 31, 2025 were $153.3 million.

Rate Action	Annual Increase in Operating Income	EDIT Impact	Annual Increase in Operating Income Excluding EDIT
	(In thousands)
Annual formula rate mechanisms	$152,447	$782	$153,229
Rate case filings	—	—	—
Other rate activity	111	—	111
	$152,558	$782	$153,340

The following ratemaking efforts seeking $147.5 million in increased annual operating income were in progress as of March 31, 2025:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Infrastructure Mechanism	Kansas (1)	$612
Kentucky/Mid-States	Rate Case	Kentucky	33,654
Kentucky/Mid-States	Formula Rate Mechanism	Tennessee	1,718
Louisiana	Formula Rate Mechanism	Louisiana	22,304
Mid-Tex	Formula Rate Mechanism	City of Dallas	29,470
Mid-Tex	Rate Case	ATM Cities	12,531
Mid-Tex	Rate Case	Environs	7,994
West Texas	Rate Case	West Texas Systemwide	39,196
			$147,479
(1)    The Kansas Corporation Commission approved the SIP filing on March 25, 2025, with rates effective April 1, 2025.

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

(1)    Infrastructure mechanisms in Texas, Louisiana, and Tennessee allow for the deferral of all expenses associated with capital expenditures incurred pursuant to these rules, which primarily consists of interest, depreciation, and other taxes (Texas and Tennessee only), until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.

The following annual formula rate mechanisms were approved during the six months ended March 31, 2025:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	EDIT Impact	Increase in Annual Operating Income Excluding EDIT	Effective Date
			(In thousands)
2025 Filings:
Colorado-Kansas	Colorado SSIR	12/31/2025	$1,907	$—	$1,907	01/01/2025
Colorado-Kansas	Kansas GSRS	09/30/2024	1,998	—	1,998	12/17/2024
Mississippi	Mississippi - SIR	10/31/2025	23,995	—	23,995	11/04/2024
Mississippi	Mississippi - SRF	10/31/2025	3,800	15	3,815	11/04/2024
Kentucky/Mid-States	Kentucky PRP (1)	09/30/2025	3,441	—	3,441	10/02/2024
Mid-Tex	Mid-Tex Cities RRM	12/31/2023	112,144	645	112,789	10/01/2024
West Texas	West Texas Cities RRM	12/31/2023	4,414	122	4,536	10/01/2024
Kentucky/Mid-States	Virginia - SAVE	09/30/2025	748	—	748	10/01/2024
Total 2025 Filings			$152,447	$782	$153,229
(1)    On September 27, 2024, the Kentucky Public Service Commission approved a rate increase of $3.4 million effective October 2, 2024, subject to refund.
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. There was no rate case activity completed in our distribution segment during the six months ended March 31, 2025.

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the six months ended March 31, 2025.

Division	Jurisdiction	Rate Activity	Change in Annual Operating Income	Effective Date
			(In thousands)
2025 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$111	02/01/2025
Total 2025 Other Rate Activity			$111
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 26, 2025, APT made a GRIP filing that covered changes in net property, plant and equipment investments from January 1, 2024 through December 31, 2024 with a requested increase in operating income of $77.2 million.
The demand fee our Louisiana natural gas transmission pipeline charges to our Louisiana distribution division increases five percent annually and has been approved by the Louisiana Public Service Commission until September 30, 2027.
Three Months Ended March 31, 2025 compared with Three Months Ended March 31, 2024
Financial and operational highlights for our pipeline and storage segment for the three months ended March 31, 2025 and 2024 are presented below.

	Three Months Ended March 31
	2025	2024	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$198,239	$172,241	$25,998
Third-party transportation revenue	56,690	49,233	7,457
Other revenue	4,070	2,013	2,057
Total operating revenues	258,999	223,487	35,512
Total purchased gas cost	968	840	128
Operating expenses	112,810	97,847	14,963
Operating income	145,221	124,800	20,421
Other non-operating income	10,728	7,328	3,400
Interest charges	19,927	18,658	1,269
Income before income taxes	136,022	113,470	22,552
Income tax expense	31,089	24,139	6,950
Net income	$104,933	$89,331	$15,602
Gross pipeline transportation volumes — MMcf	244,583	219,709	24,874
Consolidated pipeline transportation volumes — MMcf	154,675	136,902	17,773
Operating income for our pipeline and storage segment increased 16.4 percent. Key drivers for the change in operating income include:
•a $25.4 million increase primarily due to rate adjustments from the GRIP filing approved in May 2024 and the System Safety and Integrity Rider filing approved in November 2024.
•a $3.4 million increase in APT's through-system activities primarily associated with increased spreads.
•a $4.1 million increase due to higher capacity contracted by tariff-based customers due to their increased peak day demand.

Partially offset by:
•a $7.9 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $4.7 million increase in expenses recognized as a result of the System Safety and Integrity Rider filing approved in November 2024, which is offset in operating revenues.
Six Months Ended March 31, 2025 compared with Six Months Ended March 31, 2024
Financial and operational highlights for our pipeline and storage segment for the six months ended March 31, 2025 and 2024 are presented below.

	Six Months Ended March 31
	2025	2024	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$394,161	$337,131	$57,030
Third-party transportation revenue	113,639	92,506	21,133
Other revenue	6,589	5,019	1,570
Total operating revenues	514,389	434,656	79,733
Total purchased gas cost	910	844	66
Operating expenses	224,826	190,388	34,438
Operating income	288,653	243,424	45,229
Other non-operating income	25,278	19,375	5,903
Interest charges	38,603	35,952	2,651
Income before income taxes	275,328	226,847	48,481
Income tax expense	58,750	47,661	11,089
Net income	$216,578	$179,186	$37,392
Gross pipeline transportation volumes — MMcf	462,041	428,981	33,060
Consolidated pipeline transportation volumes — MMcf	323,765	290,436	33,329
Operating income for our pipeline and storage segment increased 18.6 percent. Key drivers for the change in operating income include:
•a $48.2 million increase primarily due to rate adjustments from the GRIP filing approved in May 2024, the System Safety and Integrity Rider filing approved in November 2024, and the rate case approved in December 2023.
•an $11.4 million increase in APT's through-system activities primarily associated with increased spreads.
•a $9.1 million decrease in refunds of excess deferred taxes to customers, which is partially offset in income tax expense.
•an $8.2 million increase due to higher capacity contracted by tariff-based customers due to their increased peak day demand.
Partially offset by:
•a $13.3 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $9.4 million increase in expenses recognized as a result of the System Safety and Integrity Rider filing approved in November 2024, which is offset in operating revenues.
•a $5.6 million increase in expenses related to compliance-related activities.
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

On December 3, 2024, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $8.0 billion in common stock and/or debt securities, which expires December 3, 2027. As of March 31, 2025, $6.3 billion of securities were available for issuance under this shelf registration statement.
On December 3, 2024, we filed a prospectus supplement under the shelf registration statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.7 billion through December 3, 2027 (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires December 3, 2027. This ATM equity sales program replaced our previous ATM equity sales program, filed on May 8, 2024. As of March 31, 2025, $1.0 billion of equity was available for issuance under our existing ATM equity sales program. Additionally, as of March 31, 2025, we had $1.7 billion in available proceeds from outstanding forward sale agreements. Additional details are summarized in Note 8 to the condensed consolidated financial statements.
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2025. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table summarizes our existing forward starting interest rate swaps as of March 31, 2025.

Planned Debt Issuance Date	Amount Hedged	Effective Interest Rate
	(In thousands)
Fiscal 2026	$300,000	2.16%
	$300,000
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of March 31, 2025, September 30, 2024 and March 31, 2024:

	March 31, 2025		September 30, 2024		March 31, 2024
	(In thousands, except percentages)
Short-term debt	$—	—%	$—	—%	$—	—%
Long-term debt (1)	8,425,437	39.1%	7,785,297	39.0%	7,446,446	39.1%
Shareholders’ equity	13,137,965	60.9%	12,157,669	61.0%	11,618,639	60.9%
Total	$21,563,402	100.0%	$19,942,966	100.0%	$19,065,085	100.0%
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
Cash flows from operating, investing, and financing activities for the six months ended March 31, 2025 and 2024 are presented below.

	Six Months Ended March 31
	2025	2024	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$1,204,959	$991,873	$213,086
Investing activities	(1,717,538)	(1,409,264)	(308,274)
Financing activities	748,843	661,912	86,931
Change in cash and cash equivalents and restricted cash and cash equivalents	236,264	244,521	(8,257)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	308,856	19,248	289,608
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$545,120	$263,769	$281,351

Cash flows from operating activities
For the six months ended March 31, 2025, we generated cash flow from operating activities of $1,205.0 million compared with $991.9 million for the six months ended March 31, 2024. Operating cash flow increased $213.1 million primarily due to the positive effects of successful rate case outcomes achieved in fiscal 2024.
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
For the six months ended March 31, 2025, cash used for investing activities was $1,717.5 million compared to $1,409.3 million for the six months ended March 31, 2024. Capital spending in our distribution segment increased $148.3 million, primarily as a result of increased system modernization and customer growth spending. Capital spending in our pipeline and storage segment increased $167.0 million primarily due to increased spending for pipeline system safety and reliability in Texas.
Cash flows from financing activities
For the six months ended March 31, 2025, our financing activities provided $748.8 million of cash compared with $661.9 million of cash provided by financing activities in the prior-year period.
In the six months ended March 31, 2025, we received approximately $1.0 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $650 million of 5.00% senior notes due December 2054, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $639.4 million. Additionally, during the six months ended March 31, 2025, we settled 3,300,904 shares that had been sold on a forward basis for net proceeds of $379.5 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to an 8.1 percent increase in our dividend rate and an increase in shares outstanding.
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
The following table summarizes our share issuances for the six months ended March 31, 2025 and 2024:

	Six Months Ended March 31
	2025	2024
Shares issued:
Direct Stock Purchase Plan	25,431	31,742
1998 Long-Term Incentive Plan	220,553	169,218
Retirement Savings Plan and Trust	29,390	36,251
Equity Issuance	3,300,904	2,144,558
Total shares issued	3,576,278	2,381,769
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). On April 2, 2025, Moody's reaffirmed its short-term credit rating, downgraded our long-term credit rating to A2, and placed our ratings under stable outlook. Currently, our outlook and debt ratings, which are all considered investment grade, are as follows:

	S&P	Moody’s
Senior unsecured long-term debt	A-	A2
Short-term debt	A-2	P-1
Outlook	Stable	Stable
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
Debt Covenants
We were in compliance with all of our debt covenants as of March 31, 2025. Our debt covenants are described in greater detail in Note 7 to the condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 11 to the condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2025.
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
The following table shows the components of the change in fair value of our financial instruments for the three and six months ended March 31, 2025 and 2024:

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In thousands)
Fair value of contracts at beginning of period	$116,888	$299,271	$88,651	$370,256
Contracts realized/settled	(2,465)	(14,774)	(10,801)	(34,103)
Fair value of new contracts	(561)	153	(43)	385
Other changes in value	8,786	66,611	44,841	14,723
Fair value of contracts at end of period	122,648	351,261	122,648	351,261
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$122,648	$351,261	$122,648	$351,261

The fair value of our financial instruments at March 31, 2025 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2025
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$122,648	$—	$—	$—	$122,648
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$122,648	$—	$—	$—	$122,648

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and six months ended March 31, 2025 and 2024.
Distribution Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
METERS IN SERVICE, end of period
Residential	3,148,902	3,100,162	3,148,902	3,100,162
Commercial	259,023	257,952	259,023	257,952
Industrial	1,485	1,511	1,485	1,511
Public authority and other	7,724	8,046	7,724	8,046
Total meters	3,417,134	3,367,671	3,417,134	3,367,671

INVENTORY STORAGE BALANCE — Bcf	40.6	45.4	40.6	45.4
SALES VOLUMES — MMcf (1)
Gas sales volumes
Residential	86,552	78,701	125,915	126,013
Commercial	45,926	42,244	70,407	69,160
Industrial	7,825	7,846	14,343	14,539
Public authority and other	2,850	2,746	4,412	4,541
Total gas sales volumes	143,153	131,537	215,077	214,253
Transportation volumes	48,287	46,676	87,825	88,968
Total throughput	191,440	178,213	302,902	303,221
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
CUSTOMERS, end of period
Industrial	92	94	92	94
Other	209	189	209	189
Total	301	283	301	283

INVENTORY STORAGE BALANCE — Bcf	0.3	0.9	0.3	0.9
PIPELINE TRANSPORTATION VOLUMES — MMcf (1)	244,583	219,709	462,041	428,981
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
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. During the six months ended March 31, 2025, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the six months ended March 31, 2025, except as noted in Note 11 to the condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2024.

Item 5.	Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, except as follows:
On February 12, 2025, Kim R. Cocklin, Chairman of the Board of Directors of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of 15,000 shares of the Company's common stock, subject to certain conditions. Mr. Cocklin's trading arrangement will terminate on the earlier of (i) December 14, 2025, (ii) the execution of all trades or expiration of all orders relating to such trades under the Rule 10b5-1 trading arrangement, or (iii) such date as the Rule 10b5-1 trading arrangement is otherwise terminated according to its terms.

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

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: May 7, 2025