Form 10-Q
period 2025-06-30
ATMOS ENERGY CORP
filed 2025-08-06
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2025.

Class		Shares Outstanding
Common stock	No Par Value	160,523,571

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEK	Atmos Energy Kansas Securitization I, LLC
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
KCC	Kansas Corporation Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
Securitized Utility Tariff Bonds	Series 2023-A Senior Secured Securitized Utility Tariff Bonds
Securitized Utility Tariff Property	As defined in the financing order issued by the KCC in October 2022
SIP	System Integrity Program
SIR	System Integrity Rider
SOFR	Secured Overnight Financing Rate
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	September 30, 2024
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$28,287,941	$25,848,083
Less accumulated depreciation and amortization	3,909,798	3,643,716
Net property, plant and equipment	24,378,143	22,204,367
Current assets
Cash and cash equivalents	709,378	307,340
Restricted cash and cash equivalents	4,223	1,516
Cash and cash equivalents and restricted cash and cash equivalents	713,601	308,856
Accounts receivable, net	399,533	365,882
Gas stored underground	139,082	169,508
Other current assets	299,756	288,068
Total current assets	1,551,972	1,132,314
Securitized intangible asset, net (See Note 9)	77,246	82,844
Goodwill	731,257	731,257
Deferred charges and other assets	973,909	1,043,683
	$27,712,527	$25,194,465
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: June 30, 2025 — 160,521,011 shares; September 30, 2024 — 155,258,845 shares	$803	$776
Additional paid-in capital	8,078,905	7,474,559
Accumulated other comprehensive income	477,960	465,715
Retained earnings	4,828,170	4,216,619
Shareholders’ equity	13,385,838	12,157,669
Long-term debt, net	8,907,983	7,783,646
Securitized long-term debt (See Note 9)	72,609	76,871
Total capitalization	22,366,430	20,018,186
Current liabilities
Accounts payable and accrued liabilities	397,564	445,397
Other current liabilities	712,725	750,620
Current maturities of long-term debt	11,743	1,651
Current maturities of securitized long-term debt (See Note 9)	8,418	8,207
Total current liabilities	1,130,450	1,205,875
Deferred income taxes	2,856,784	2,593,342
Regulatory excess deferred taxes	133,627	177,315
Regulatory cost of removal obligation	529,760	507,815
Deferred credits and other liabilities	695,476	691,932
	$27,712,527	$25,194,465
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30
	2025	2024
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$767,132	$633,211
Pipeline and storage segment	272,388	250,680
Intersegment eliminations	(200,746)	(182,342)
Total operating revenues	838,774	701,549

Purchased gas cost
Distribution segment	255,883	179,510
Pipeline and storage segment	(1,548)	(19)
Intersegment eliminations	(200,495)	(182,084)
Total purchased gas cost	53,840	(2,593)

Operation and maintenance expense	222,100	211,309
Depreciation and amortization expense	185,786	166,827
Taxes, other than income	124,981	105,739
Operating income	252,067	220,267
Other non-operating income	20,100	19,898
Interest charges	41,537	41,160
Income before income taxes	230,630	199,005
Income tax expense	44,201	33,441
Net income	$186,429	$165,564
Basic net income per share	$1.17	$1.08
Diluted net income per share	$1.16	$1.08
Cash dividends per share	$0.870	$0.805
Basic weighted average shares outstanding	159,285	153,309
Diluted weighted average shares outstanding	161,171	153,396

Net income	$186,429	$165,564
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $9 and $(1)	31	(4)
Cash flow hedges:
Amortization and unrealized gains on interest rate agreements, net of tax of $394 and $4,173	1,378	14,436
Total other comprehensive income	1,409	14,432
Total comprehensive income	$187,838	$179,996
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended June 30
	2025	2024
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$3,758,995	$3,327,730
Pipeline and storage segment	786,777	685,336
Intersegment eliminations	(580,497)	(505,823)
Total operating revenues	3,965,275	3,507,243

Purchased gas cost
Distribution segment	1,647,490	1,464,815
Pipeline and storage segment	(638)	825
Intersegment eliminations	(579,731)	(505,069)
Total purchased gas cost	1,067,121	960,571

Operation and maintenance expense	662,440	577,553
Depreciation and amortization expense	549,069	496,522
Taxes, other than income	346,159	302,235
Operating income	1,340,486	1,170,362
Other non-operating income	68,906	54,471
Interest charges	144,476	148,477
Income before income taxes	1,264,916	1,076,356
Income tax expense	241,053	167,477
Net income	$1,023,863	$908,879
Basic net income per share	$6.47	$6.00
Diluted net income per share	$6.40	$6.00
Cash dividends per share	$2.610	$2.415
Basic weighted average shares outstanding	158,245	151,459
Diluted weighted average shares outstanding	159,798	151,497

Net income	$1,023,863	$908,879
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(13) and $70	(34)	242
Cash flow hedges:
Amortization and unrealized gains (losses) on interest rate agreements, net of tax of $2,264 and $(2,496)	12,279	(8,638)
Total other comprehensive income (loss)	12,245	(8,396)
Total comprehensive income	$1,036,108	$900,483
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30
	2025	2024
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$1,023,863	$908,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	549,069	496,522
Deferred income taxes	214,609	138,658
Other	(49,402)	(39,418)
Net assets / liabilities from risk management activities	(1,966)	2,292
Net change in other operating assets and liabilities	(34,841)	(103,869)
Net cash provided by operating activities	1,701,332	1,403,064
Cash Flows From Investing Activities
Capital expenditures	(2,597,787)	(2,129,137)
Debt and equity securities activities, net	(2,348)	(1,701)
Other, net	6,469	11,744
Net cash used in investing activities	(2,593,666)	(2,119,094)
Cash Flows From Financing Activities
Net decrease in short-term debt	—	(241,933)
Net proceeds from equity issuances	568,603	749,987
Issuance of common stock through stock purchase and employee retirement plans	11,532	11,390
Proceeds from issuance of long-term debt	1,143,447	1,240,204
Repayment of securitized long-term debt by AEK	(4,051)	(5,738)
Cash dividends paid	(412,312)	(366,719)
Debt issuance costs	(10,140)	(11,147)
Net cash provided by financing activities	1,297,079	1,376,044
Net increase in cash and cash equivalents and restricted cash and cash equivalents	404,745	660,014
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	308,856	19,248
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$713,601	$679,262
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2025
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public authority, and industrial customers through our six regulated distribution divisions, which at June 30, 2025, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Summary of Significant Accounting Policies
Basis of Presentation
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Because of seasonal and other factors, the results of operations for the nine-month period ended June 30, 2025 are not indicative of our results of operations for the full 2025 fiscal year, which ends September 30, 2025.
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
Regulatory assets and liabilities as of June 30, 2025 and September 30, 2024 included the following:

	June 30, 2025	September 30, 2024
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$820	$11,243
Infrastructure mechanisms (1)	252,035	246,734
Winter Storm Uri incremental costs	6,343	10,373
Deferred gas costs	36,623	159,762
Regulatory excess deferred taxes (2)	50,154	51,380
Recoverable loss on reacquired debt	2,945	3,070
Deferred pipeline record collection costs	38,021	41,742
System Safety and Integrity Riders (3)	43,332	38,632
Other	11,979	16,454
	$442,252	$579,390
Regulatory liabilities:
Regulatory excess deferred taxes (2)	$209,166	$257,001
Regulatory cost of removal obligation	635,389	607,032
Deferred gas costs	14,643	9,142
APT annual adjustment mechanism	84,426	73,119
Pension and postretirement benefit costs	230,948	247,250
Other	44,218	34,338
	$1,218,790	$1,227,882

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
(3)In our APT and West Texas Divisions and portions of our Mid-Tex Division, the RRC has approved the deferral of certain system safety and integrity costs incurred in excess of a specified benchmark. These costs are eligible for recovery in a future filing after such costs are approved by the RRC.
We deferred $32.4 million in carrying costs incurred after September 1, 2022 associated with interim financing for gas costs incurred in February 2021 during Winter Storm Uri. During fiscal 2024, we recovered $22.0 million of this amount. During the first nine months of fiscal 2025, we have recovered $4.1 million of this amount. The remaining $6.3 million has been recorded as a current asset in other current assets as of June 30, 2025.

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
Income statements and capital expenditures for the three and nine months ended June 30, 2025 and 2024 by segment are presented in the following tables:

	Three Months Ended June 30, 2025
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$766,380	$72,394	$—	$838,774
Intersegment revenues	752	199,994	(200,746)	—
Total operating revenues	767,132	272,388	(200,746)	838,774
Purchased gas cost	255,883	(1,548)	(200,495)	53,840
Operation and maintenance expense	166,744	55,607	(251)	222,100
Depreciation and amortization expense	137,106	48,680	—	185,786
Taxes, other than income	111,933	13,048	—	124,981
Operating income	95,466	156,601	—	252,067
Other non-operating income	7,017	13,083	—	20,100
Interest charges	22,271	19,266	—	41,537
Income before income taxes	80,212	150,418	—	230,630
Income tax expense	9,731	34,470	—	44,201
Net income	$70,481	$115,948	$—	$186,429
Capital expenditures	$669,452	$197,478	$—	$866,930

	Three Months Ended June 30, 2024
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$632,446	$69,103	$—	$701,549
Intersegment revenues	765	181,577	(182,342)	—
Total operating revenues	633,211	250,680	(182,342)	701,549
Purchased gas cost	179,510	(19)	(182,084)	(2,593)
Operation and maintenance expense	153,140	58,427	(258)	211,309
Depreciation and amortization expense	122,912	43,915	—	166,827
Taxes, other than income	94,527	11,212	—	105,739
Operating income	83,122	137,145	—	220,267
Other non-operating income	11,452	8,446	—	19,898
Interest charges	22,550	18,610	—	41,160
Income before income taxes	72,024	126,981	—	199,005
Income tax expense	6,175	27,266	—	33,441
Net income	$65,849	$99,715	$—	$165,564
Capital expenditures	$587,062	$126,549	$—	$713,611

	Nine Months Ended June 30, 2025
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$3,756,691	$208,584	$—	$3,965,275
Intersegment revenues	2,304	578,193	(580,497)	—
Total operating revenues	3,758,995	786,777	(580,497)	3,965,275
Purchased gas cost	1,647,490	(638)	(579,731)	1,067,121
Operation and maintenance expense	503,145	160,061	(766)	662,440
Depreciation and amortization expense	405,279	143,790	—	549,069
Taxes, other than income	307,849	38,310	—	346,159
Operating income	895,232	445,254	—	1,340,486
Other non-operating income	30,545	38,361	—	68,906
Interest charges	86,607	57,869	—	144,476
Income before income taxes	839,170	425,746	—	1,264,916
Income tax expense	147,833	93,220	—	241,053
Net income	$691,337	$332,526	$—	$1,023,863
Capital expenditures	$1,889,954	$707,833	$—	$2,597,787

	Nine Months Ended June 30, 2024
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$3,325,459	$181,784	$—	$3,507,243
Intersegment revenues	2,271	503,552	(505,823)	—
Total operating revenues	3,327,730	685,336	(505,823)	3,507,243
Purchased gas cost	1,464,815	825	(505,069)	960,571
Operation and maintenance expense	435,711	142,596	(754)	577,553
Depreciation and amortization expense	363,981	132,541	—	496,522
Taxes, other than income	273,430	28,805	—	302,235
Operating income	789,793	380,569	—	1,170,362
Other non-operating income	26,650	27,821	—	54,471
Interest charges	93,915	54,562	—	148,477
Income before income taxes	722,528	353,828	—	1,076,356
Income tax expense	92,550	74,927	—	167,477
Net income	$629,978	$278,901	$—	$908,879
Capital expenditures	$1,659,217	$469,920	$—	$2,129,137
Balance sheet information at June 30, 2025 and September 30, 2024 by segment is presented in the following tables:

	June 30, 2025
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$18,010,431	$6,367,712	$—	$24,378,143
Total assets	$26,806,555	$6,705,835	$(5,799,863)	$27,712,527

	September 30, 2024
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Net property, plant and equipment	$16,372,659	$5,831,708	$—	$22,204,367
Total assets	$24,328,877	$6,181,558	$(5,315,970)	$25,194,465

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

Basic and diluted earnings per share for the three and nine months ended June 30, 2025 and 2024 are calculated as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$186,429	$165,564	$1,023,863	$908,879
Less: Income allocated to participating securities	87	87	422	490
Income available to common shareholders	$186,342	$165,477	$1,023,441	$908,389
Basic weighted average shares outstanding	159,285	153,309	158,245	151,459
Net income per share — Basic	$1.17	$1.08	$6.47	$6.00
Diluted Earnings Per Share
Income available to common shareholders	$186,342	$165,477	$1,023,441	$908,389
Effect of dilutive shares	—	—	—	—
Income available to common shareholders	$186,342	$165,477	$1,023,441	$908,389
Basic weighted average shares outstanding	159,285	153,309	158,245	151,459
Dilutive shares	1,886	87	1,553	38
Diluted weighted average shares outstanding	161,171	153,396	159,798	151,497
Net income per share — Diluted	$1.16	$1.08	$6.40	$6.00

6.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three and nine months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$473,478	$—	$384,957	$—
Commercial	213,377	—	169,508	—
Industrial	27,369	—	21,160	—
Public authority and other	8,920	—	8,177	—
Total gas sales revenues	723,144	—	583,802	—
Transportation revenues	35,908	284,103	30,773	260,779
Miscellaneous revenues	3,326	4,656	2,681	7,592
Revenues from contracts with customers	762,378	288,759	617,256	268,371
Alternative revenue program revenues	1,438	(16,371)	11,997	(17,691)
Other revenues	3,316	—	3,958	—
Total operating revenues	$767,132	$272,388	$633,211	$250,680

	Nine Months Ended June 30, 2025		Nine Months Ended June 30, 2024
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$2,475,219	$—	$2,177,935	$—
Commercial	959,539	—	851,462	—
Industrial	92,575	—	79,810	—
Public authority and other	45,722	—	43,881	—
Total gas sales revenues	3,573,055	—	3,153,088	—
Transportation revenues	115,987	816,646	102,147	699,243
Miscellaneous revenues	10,570	11,579	9,048	12,796
Revenues from contracts with customers	3,699,612	828,225	3,264,283	712,039
Alternative revenue program revenues	48,657	(41,448)	51,713	(26,703)
Other revenues	10,726	—	11,734	—
Total operating revenues	$3,758,995	$786,777	$3,327,730	$685,336
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
Accounts receivable and allowance for uncollectible accounts
Accounts receivable arise from natural gas sales to residential, commercial, industrial, public authority, and other customers. Our accounts receivable balance includes unbilled amounts which represent a customer’s consumption of gas from the date of the last cycle billing through the last day of the month. Our policy related to the accounting for our accounts receivable and allowance for uncollectible accounts is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. During the nine months ended June 30, 2025, there were no material changes to this policy. Rollforwards of our allowance for uncollectible accounts for the three and nine months ended June 30, 2025 and 2024 are presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 89 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.
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

Three Months Ended June 30, 2025
(In thousands)
Beginning balance, March 31, 2025	$49,341
Current period provisions	1,771
Write-offs charged against allowance	(5,054)
Recoveries of amounts previously written off	302
Ending balance, June 30, 2025	$46,360

Three Months Ended June 30, 2024
(In thousands)
Beginning balance, March 31, 2024	$42,705
Current period provisions	3,575
Write-offs charged against allowance	(4,407)
Recoveries of amounts previously written off	286
Ending balance, June 30, 2024	$42,159

Nine Months Ended June 30, 2025
(In thousands)
Beginning balance, September 30, 2024	$37,056
Current period provisions	24,786
Write-offs charged against allowance	(17,263)
Recoveries of amounts previously written off	1,781
Ending balance, June 30, 2025	$46,360

Nine Months Ended June 30, 2024
(In thousands)
Beginning balance, September 30, 2023	$40,840
Current period provisions	23,122
Write-offs charged against allowance	(19,023)
Recoveries of amounts previously written off	1,412
Mississippi recovery of uncollectible accounts	(4,192)
Ending balance, June 30, 2024	$42,159

7.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Other than as described below, there were no material changes in the terms of our debt instruments during the nine months ended June 30, 2025.
Long-term debt at June 30, 2025 and September 30, 2024 consisted of the following:

	June 30, 2025	September 30, 2024
	(In thousands)
Unsecured 3.00% Senior Notes, due June 2027	$500,000	$500,000
Unsecured 2.625% Senior Notes, due September 2029	500,000	500,000
Unsecured 1.50% Senior Notes, due January 2031	600,000	600,000
Unsecured 5.45% Senior Notes, due October 2032	300,000	300,000
Unsecured 5.90% Senior Notes, due November 2033	725,000	725,000
Unsecured 5.95% Senior Notes, due October 2034	200,000	200,000
Unsecured 5.20% Senior Notes, due August 2035	500,000	—
Unsecured 5.50% Senior Notes, due June 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due January 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due October 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due October 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due March 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due September 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due February 2052	600,000	600,000
Unsecured 5.75% Senior Notes, due October 2052	500,000	500,000
Unsecured 6.20% Senior Notes, due November 2053	500,000	500,000
Unsecured 5.00% Senior Notes, due December 2054	650,000	—
Medium-term note Series A, 1995-1, 6.67%, due December 2025	10,000	10,000
Unsecured 6.75% Debentures, due July 2028	150,000	150,000
Finance lease obligations	47,658	48,890
Total long-term debt	8,982,658	7,833,890
Less:
Original issue premium on unsecured senior notes and debentures	(1,591)	(9,071)
Debt issuance cost	64,523	57,664
Current maturities of long-term debt	11,743	1,651
Total long-term debt, net	$8,907,983	$7,783,646
On October 1, 2024, we completed a public offering of $650 million of 5.00% senior notes due December 2054, with an effective interest rate of 3.90%, after giving effect to the offering costs and settlement of our interest rate swaps. The net proceeds from the offering, after the underwriting discount and offering expenses, of $639.4 million were used for general corporate purposes.
On June 26, 2025, we completed a public offering of $500 million of 5.20% senior notes due August 2035, with an effective interest rate of 5.35%, after giving effect to the estimated offering costs. The net proceeds from the offering, after the underwriting discount and offering expenses, of $493.9 million were used for general corporate purposes.
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
Our commercial paper program is supported by a five-year unsecured $1.5 billion credit facility. On March 31, 2025, we elected to extend the maturity date from March 28, 2029 to March 28, 2030. This facility bears interest at a base rate or at a

Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At June 30, 2025 and September 30, 2024, there were no amounts outstanding under our commercial paper program.
We also have a $1.5 billion three-year unsecured revolving credit facility that is used to provide additional working capital funding. On March 31, 2025, we elected to extend the maturity date from March 28, 2027 to March 28, 2028. This facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At June 30, 2025 and September 30, 2024, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2025 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of June 30, 2025 and September 30, 2024.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed March 31, 2025 and is used to issue letters of credit and to provide working capital funding. At June 30, 2025, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At June 30, 2025, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 41 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales, and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of June 30, 2025. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

8.    Shareholders' Equity
The following tables present a reconciliation of changes in stockholders' equity for the three and nine months ended June 30, 2025 and 2024.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2024	155,258,845	$776	$7,474,559	$465,715	$4,216,619	$12,157,669
Net income	—	—	—	—	351,858	351,858
Other comprehensive income	—	—	—	16,423	—	16,423
Cash dividends ($0.87 per share)	—	—	—	—	(135,453)	(135,453)
Common stock issued:
Public and other stock offerings	3,329,358	17	383,520	—	—	383,537
Stock-based compensation plans	137,862	1	6,446	—	—	6,447
Balance, December 31, 2024	158,726,065	794	7,864,525	482,138	4,433,024	12,780,481
Net income	—	—	—	—	485,576	485,576
Other comprehensive loss	—	—	—	(5,587)	—	(5,587)
Cash dividends ($0.87 per share)	—	—	—	—	(138,416)	(138,416)
Common stock issued:
Public and other stock offerings	26,367	—	3,841	—	—	3,841
Stock-based compensation plans	82,691	—	12,070	—	—	12,070
Balance, March 31, 2025	158,835,123	794	7,880,436	476,551	4,780,184	13,137,965
Net income	—	—	—	—	186,429	186,429
Other comprehensive income	—	—	—	1,409	—	1,409
Cash dividends ($0.87 per share)	—	—	—	—	(138,443)	(138,443)
Common stock issued:
Public and other stock offerings	1,630,943	8	192,749	—	—	192,757
Stock-based compensation plans	54,945	1	5,720	—	—	5,721
Balance, June 30, 2025	160,521,011	$803	$8,078,905	$477,960	$4,828,170	$13,385,838

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2023	148,492,783	$742	$6,684,120	$518,528	$3,666,674	$10,870,064
Net income	—	—	—	—	311,292	311,292
Other comprehensive loss	—	—	—	(49,936)	—	(49,936)
Cash dividends ($0.805 per share)	—	—	—	—	(119,898)	(119,898)
Common stock issued:
Public and other stock offerings	2,177,864	11	257,757	—	—	257,768
Stock-based compensation plans	163,750	1	3,918	—	—	3,919
Balance, December 31, 2023	150,834,397	754	6,945,795	468,592	3,858,068	11,273,209
Net income	—	—	—	—	432,023	432,023
Other comprehensive income	—	—	—	27,108	—	27,108
Cash dividends ($0.805 per share)	—	—	—	—	(121,667)	(121,667)
Common stock issued:
Public and other stock offerings	34,687	—	4,025	—	—	4,025
Stock-based compensation plans	5,468	—	3,941	—	—	3,941
Balance, March 31, 2024	150,874,552	754	6,953,761	495,700	4,168,424	11,618,639
Net income	—	—	—	—	165,564	165,564
Other comprehensive income	—	—	—	14,432	—	14,432
Cash dividends ($0.805 per share)	—	—	—	—	(125,154)	(125,154)
Common stock issued:
Public and other stock offerings	4,288,217	22	499,562	—	—	499,584
Stock-based compensation plans	66,255	—	10,011	—	—	10,011
Balance, June 30, 2024	155,229,024	$776	$7,463,334	$510,132	$4,208,834	$12,183,076
Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $8.0 billion in common stock and/or debt securities, which expires December 3, 2027. At June 30, 2025, $5.8 billion of securities were available for issuance under this shelf registration statement.
We also have an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.7 billion through December 3, 2027 (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program).
During the nine months ended June 30, 2025, we executed forward sales under our ATM equity sales program with various forward sellers who borrowed and sold 5,967,768 shares of our common stock at an aggregate price of $871.5 million. During the nine months ended June 30, 2025, we also settled forward sale agreements with respect to 4,907,436 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $568.6 million. As of June 30, 2025, $828.5 million of equity was available for issuance under our existing ATM program. Additionally, we had $1.7 billion in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In thousands)	Forward Price
December 31, 2025	2,184,204	$278,186	$127.36
March 31, 2026	3,627,033	464,239	$127.99
June 30, 2026	669,043	89,359	$133.56
December 31, 2026	3,392,352	474,012	$139.73
March 31, 2027	2,477,820	378,610	$152.80
Total	12,350,452	$1,684,406	$136.38

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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2024	$213	$465,502	$465,715
Other comprehensive income (loss) before reclassifications	(34)	23,400	23,366
Amounts reclassified from accumulated other comprehensive income	—	(11,121)	(11,121)
Net current-period other comprehensive income (loss)	(34)	12,279	12,245
June 30, 2025	$179	$477,781	$477,960

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2023	$(369)	$518,897	$518,528
Other comprehensive income (loss) before reclassifications	242	(1,165)	(923)
Amounts reclassified from accumulated other comprehensive income	—	(7,473)	(7,473)
Net current-period other comprehensive income (loss)	242	(8,638)	(8,396)
June 30, 2024	$(127)	$510,259	$510,132

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
The following table summarizes the impact of AEK on our condensed consolidated balance sheets, for the periods indicated:

	June 30, 2025	September 30, 2024
	(In thousands)
Restricted cash and cash equivalents	$4,223	$1,516
Other current assets	$11	$3
Securitized intangible asset, net	$77,246	$82,844
Accrued interest	$1,392	$365
Current maturities of securitized long-term debt	$8,418	$8,207
Securitized long-term debt	$72,609	$76,871
The following table summarizes the impact of AEK on our condensed consolidated statements of comprehensive income, for the period indicated:

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In thousands)
Operating revenues	$2,855	$3,463	$9,199	$10,265
Operation and maintenance expense	(189)	(52)	(466)	(276)
Amortization expense	(1,646)	(2,292)	(5,599)	(6,561)
Interest expense, net	(1,020)	(1,119)	(3,134)	(3,428)
Income before income taxes	$—	$—	$—	$—

The securitized long-term debt is recorded at carrying value. The fair value of the securitized long-term debt is determined using third party market value quotations, which are considered Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value and fair value of the securitized long-term debt as of June 30, 2025 was $81.0 million and $82.3 million, and as of September 30, 2024 was $85.1 million and $87.8 million.
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

10.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and nine months ended June 30, 2025 and 2024 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.

	Three Months Ended June 30
	Pension Benefits		Other Benefits
	2025	2024	2025	2024
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,838	$2,405	$2,033	$1,507
Interest cost (1)	6,663	7,430	3,365	3,509
Expected return on assets (1)	(7,655)	(7,202)	(3,831)	(3,128)
Amortization of prior service cost (credit) (1)	—	—	(3,260)	(3,260)
Amortization of actuarial (gain) loss (1)	256	97	(2,429)	(2,718)
Net periodic pension cost	$2,102	$2,730	$(4,122)	$(4,090)

	Nine Months Ended June 30
	Pension Benefits		Other Benefits
	2025	2024	2025	2024
	(In thousands)
Components of net periodic pension cost:
Service cost	$8,512	$7,199	$6,099	$4,521
Interest cost (1)	19,989	22,356	10,096	10,526
Expected return on assets (1)	(22,964)	(21,606)	(11,494)	(9,383)
Amortization of prior service cost (credit) (1)	—	—	(9,780)	(9,780)
Amortization of actuarial (gain) loss (1)	767	313	(7,287)	(8,154)
Settlements (1)	—	776	—	—
Net periodic pension cost	$6,304	$9,038	$(12,366)	$(12,270)
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices under contracts indexed to natural gas hubs or fixed price contracts. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. At June 30, 2025, we were committed to purchase 88.8 Bcf within one year and 123.7 Bcf within two to three years under indexed contracts. At June 30, 2025, we were committed to purchase 10.7 Bcf within one year under fixed price contracts with a weighted average price of $3.12 per Mcf.
Future Lease Payments
During the third quarter of fiscal 2025, we entered into one service center lease that is expected to commence in fiscal 2026 and impacts our future lease payments. The total future lease payments for this lease is $23.1 million.

Rate Regulatory Proceedings
As of June 30, 2025, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the nine months ended June 30, 2025.

12.    Income Taxes
Income Tax Expense
Our interim effective tax rates reflect the estimated annual effective tax rates for the fiscal years ended September 30, 2025 and 2024, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2025 and 2024 were 19.2% and 16.8% and for the nine months ended June 30, 2025 and 2024 were 19.1% and 15.6%. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the amortization of excess deferred federal income tax liabilities, tax credits, state income taxes, and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the TCJA), a Kansas legislative change enacted in fiscal 2020, and a Louisiana legislative change enacted in fiscal 2025. Currently, the regulatory excess net deferred tax liability of $159.0 million is being returned over various periods. Of this amount, $109.8 million is being returned to customers over 12 - 60 months. An additional $48.2 million is being returned to customers on a provisional basis over 15 - 68 years until our regulators establish the final refund periods. The refund of the remaining $1.0 million will be addressed in future rate proceedings.
As of June 30, 2025 and September 30, 2024, $75.5 million and $79.7 million is recorded in other current liabilities.

13.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. During the nine months ended June 30, 2025, there were no material changes in our objectives, strategies, and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.
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
The following table summarizes our existing forward starting interest rate swaps as of June 30, 2025. These swaps were designated as cash flow hedges at the time the agreements were executed.

Planned Debt Issuance Date	Amount Hedged
(In thousands)
Fiscal 2026	$300,000
$300,000
Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and statements of comprehensive income.
As of June 30, 2025, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of June 30, 2025, we had 14,909 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of June 30, 2025 and September 30, 2024. The gross amounts of recognized assets and liabilities are netted within our condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, as of June 30, 2025 and September 30, 2024, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

		June 30, 2025
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Other current assets / Other current liabilities	$121,889	$—
Total		121,889	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	8,500	(674)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	2,611	—
Total		11,111	(674)
Gross / Net Financial Instruments		$133,000	$(674)

		September 30, 2024
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$91,981	$—
Total		91,981	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	2,091	(7,324)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	2,216	(313)
Total		4,307	(7,637)
Gross / Net Financial Instruments		$96,288	$(7,637)

Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net (gain) loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended June 30, 2025 and 2024 was $(5.1) million and $(3.2) million and for the nine months ended June 30, 2025 and 2024 was $(15.4) million and $(9.6) million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and nine months ended June 30, 2025 and 2024.

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$5,359	$16,926	$23,400	$(1,165)
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	(3,981)	(2,490)	(11,121)	(7,473)
Total other comprehensive income (loss) from hedging, net of tax	$1,378	$14,436	$12,279	$(8,638)
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of June 30, 2025, we had $383.0 million of net realized gains in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net gains recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2055. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$15,925
Thereafter	367,099
Total	$383,024

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

14.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and short-term debt at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. During the nine months ended June 30, 2025, there were no changes in these methods.

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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025 and September 30, 2024. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	June 30, 2025
	(In thousands)
Assets:
Financial instruments	$—	$133,000	$—	$—	$133,000
Debt and equity securities
Registered investment companies	28,290	—	—	—	28,290
Bond mutual funds	41,533	—	—	—	41,533
Bonds (2)	—	40,502	—	—	40,502
Money market funds	—	2,191	—	—	2,191
Total debt and equity securities	69,823	42,693	—	—	112,516
Total assets	$69,823	$175,693	$—	$—	$245,516
Liabilities:
Financial instruments	$—	$674	$—	$—	$674

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2024
	(In thousands)
Assets:
Financial instruments	$—	$96,288	$—	$—	$96,288
Debt and equity securities
Registered investment companies	28,311	—	—	—	28,311
Bond mutual funds	40,341	—	—	—	40,341
Bonds (2)	—	39,142	—	—	39,142
Money market funds	—	2,800	—	—	2,800
Total debt and equity securities	68,652	41,942	—	—	110,594
Total assets	$68,652	$138,230	$—	$—	$206,882
Liabilities:
Financial instruments	$—	$7,637	$—	$—	$7,637

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

Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns, and any intent to sell the security. As of June 30, 2025, no allowance for credit losses was recorded for our available-for-sale debt securities. At June 30, 2025 and September 30, 2024, the amortized cost of our available-for-sale debt securities was $40.3 million and $38.9 million. At June 30, 2025, we maintained investments in bonds that have contractual maturity dates ranging from July 2025 through February 2028.
Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
	(In thousands)
Carrying Amount	$8,935,000	$7,785,000
Fair Value	$8,115,633	$7,337,936

15.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. During the nine months ended June 30, 2025, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of June 30, 2025, the related condensed consolidated statements of comprehensive income for the three and nine month periods ended June 30, 2025 and 2024, the condensed consolidated statement of cash flows for the nine month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
August 6, 2025

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over 3.3 million residential, commercial, public authority, and industrial customers throughout our six distribution divisions, which at June 30, 2025 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and include the following:
•Regulation
•Pension and other postretirement plans
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the nine months ended June 30, 2025.
RESULTS OF OPERATIONS
Executive Summary
During the nine months ended June 30, 2025, we recorded net income of $1,023.9 million, or $6.40 per diluted share, compared to net income of $908.9 million, or $6.00 per diluted share for the nine months ended June 30, 2024.
The 13 percent year-over-year increase in net income largely reflects positive rate outcomes driven by safety and reliability spending, partially offset by higher bad debt expense, depreciation and property tax expenses, and higher spending on certain operating expenses.
During the nine months ended June 30, 2025, we implemented, or received approval to implement, ratemaking regulatory actions which resulted in an increase in annual operating income of $321.8 million. Additionally, as of June 30, 2025, we had ratemaking efforts in progress seeking a total increase in annual operating income of $248.7 million.
Capital expenditures for the nine months ended June 30, 2025 were $2,597.8 million. Approximately 86 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the nine months ended June 30, 2025, we completed approximately $1.7 billion of long-term debt and equity financing. As of June 30, 2025, our equity capitalization was 60.0 percent. As of June 30, 2025, we had approximately $5.5 billion in total liquidity, consisting of $709.4 million in cash and cash equivalents, $1,684.4 million in funds available through equity forward sales agreements and $3,094.4 million in undrawn capacity under our credit facilities.
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
Three Months Ended June 30, 2025 compared with Three Months Ended June 30, 2024
Financial and operational highlights for our distribution segment for the three months ended June 30, 2025 and 2024 are presented below.

	Three Months Ended June 30
	2025	2024	Change
	(In thousands, unless otherwise noted)
Operating revenues	$767,132	$633,211	$133,921
Purchased gas cost	255,883	179,510	76,373
Operating expenses	415,783	370,579	45,204
Operating income	95,466	83,122	12,344
Other non-operating income	7,017	11,452	(4,435)
Interest charges	22,271	22,550	(279)
Income before income taxes	80,212	72,024	8,188
Income tax expense	9,731	6,175	3,556
Net income	$70,481	$65,849	$4,632
Consolidated distribution sales volumes — MMcf	41,008	37,863	3,145
Consolidated distribution transportation volumes — MMcf	34,346	34,562	(216)
Total consolidated distribution throughput — MMcf	75,354	72,425	2,929
Consolidated distribution average cost of gas per Mcf sold	$6.24	$4.74	$1.50

Operating income for our distribution segment increased 14.9 percent. Key drivers for the change in operating income include:
•a $33.4 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $7.2 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
•an $8.1 million decrease in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
Partially offset by:
•a $19.2 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $4.9 million increase in employee-related costs primarily due to an increase in headcount to support company growth.
•a $7.5 million increase in system monitoring, line locating, and other compliance-related activities.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended June 30, 2025 and 2024. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended June 30
	2025	2024	Change
	(In thousands)
Mid-Tex	$48,244	$42,820	$5,424
Kentucky/Mid-States	15,221	13,615	1,606
Louisiana	18,747	14,167	4,580
West Texas	5,320	4,186	1,134
Mississippi	6,967	6,309	658
Colorado-Kansas	2,041	2,925	(884)
Other	(1,074)	(900)	(174)
Total	$95,466	$83,122	$12,344
Nine Months Ended June 30, 2025 compared with Nine Months Ended June 30, 2024
Financial and operational highlights for our distribution segment for the nine months ended June 30, 2025 and 2024 are presented below.

	Nine Months Ended June 30
	2025	2024	Change
	(In thousands, unless otherwise noted)
Operating revenues	$3,758,995	$3,327,730	$431,265
Purchased gas cost	1,647,490	1,464,815	182,675
Operating expenses	1,216,273	1,073,122	143,151
Operating income	895,232	789,793	105,439
Other non-operating income	30,545	26,650	3,895
Interest charges	86,607	93,915	(7,308)
Income before income taxes	839,170	722,528	116,642
Income tax expense	147,833	92,550	55,283
Net income	$691,337	$629,978	$61,359
Consolidated distribution sales volumes — MMcf	256,085	252,116	3,969
Consolidated distribution transportation volumes — MMcf	118,306	119,755	(1,449)
Total consolidated distribution throughput — MMcf	374,391	371,871	2,520
Consolidated distribution average cost of gas per Mcf sold	$6.43	$5.81	$0.62

Operating income for our distribution segment increased 13.4 percent. Key drivers for the change in operating income include:
•a $170.5 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $21.6 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
•a $40.3 million decrease in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
Partially offset by:
•a $59.9 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $31.6 million increase in employee-related costs primarily due to an increase in headcount to support company growth.
•a $16.7 million increase in system monitoring, line locating, and other compliance-related activities.
•a $12.9 million increase in bad debt expense due to a regulatory change in Mississippi in the first quarter of fiscal 2024, as discussed in Note 6 to the condensed consolidated financial statements.
The following table shows our operating income by distribution division, in order of total rate base, for the nine months ended June 30, 2025 and 2024. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Nine Months Ended June 30
	2025	2024	Change
	(In thousands)
Mid-Tex	$490,330	$424,027	$66,303
Kentucky/Mid-States	101,484	83,049	18,435
Louisiana	91,132	77,676	13,456
West Texas	73,556	70,096	3,460
Mississippi	92,233	97,610	(5,377)
Colorado-Kansas	39,821	44,389	(4,568)
Other	6,676	(7,054)	13,730
Total	$895,232	$789,793	$105,439
Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first nine months of fiscal 2025, we implemented, or received approval to implement, regulatory proceedings, resulting in a $244.6 million increase in annual operating income as summarized below. Our ratemaking outcomes include the refund (return) of excess deferred income taxes (EDIT) resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit. Excluding these amounts, our total rate outcomes for ratemaking activities for the nine months ended June 30, 2025 were $232.5 million.

Rate Action	Annual Increase in Operating Income	EDIT Impact	Annual Increase in Operating Income Excluding EDIT
	(In thousands)
Annual formula rate mechanisms	$180,214	$782	$180,996
Rate case filings	64,269	(12,827)	51,442
Other rate activity	111	—	111
	$244,594	$(12,045)	$232,549

The following ratemaking efforts seeking $248.7 million in increased annual operating income were in progress as of June 30, 2025:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Kentucky/Mid-States	Infrastructure Mechanism	Virginia	$550
Louisiana	Formula Rate Mechanism	Louisiana (1)	22,304
Mid-Tex	Rate Case	ATM Cities (2)	12,531
Mid-Tex	Rate Case	Environs (3)	7,994
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities	165,027
Mississippi	Rate Case	Mississippi	40,301
			$248,707
(1)    The Company implemented the requested amount, subject to refund, with rates effective July 1, 2025, and anticipates receiving final commission approval during the fourth quarter of fiscal 2025.
(2)    The Railroad Commission of Texas approved an increase in operating income of $4.4 million on June 17, 2025, with rates effective August 1, 2025.
(3)    The Railroad Commission of Texas approved an increase in operating income of $2.3 million on June 17, 2025, with rates effective August 1, 2025.

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

The following annual formula rate mechanisms were approved during the nine months ended June 30, 2025:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	EDIT Impact	Increase in Annual Operating Income Excluding EDIT	Effective Date
			(In thousands)
2025 Filings:
Kentucky/Mid-States	Tennessee ARM	09/30/2024	$1,432	$—	$1,432	06/01/2025
Mid-Tex	DARR	09/30/2024	25,916	—	25,916	06/01/2025
Kentucky/Mid-States	Kentucky PRP (1)	09/30/2025	3,248	—	3,248	05/29/2025
Colorado-Kansas	Kansas SIP	12/31/2024	612	—	612	04/01/2025
Colorado-Kansas	Colorado SSIR	12/31/2025	1,907	—	1,907	01/01/2025
Colorado-Kansas	Kansas GSRS	09/30/2024	1,998	—	1,998	12/17/2024
Mississippi	Mississippi - SIR	10/31/2025	23,995	—	23,995	11/04/2024
Mississippi	Mississippi - SRF	10/31/2025	3,800	15	3,815	11/04/2024
Mid-Tex	Mid-Tex Cities RRM	12/31/2023	112,144	645	112,789	10/01/2024
West Texas	West Texas Cities RRM	12/31/2023	4,414	122	4,536	10/01/2024
Kentucky/Mid-States	Virginia - SAVE	09/30/2025	748	—	748	10/01/2024
Total 2025 Filings			$180,214	$782	$180,996
(1)    On October 2, 2024, we implemented the PRP rates subject to refund; on May 29, 2025, the Kentucky Public Service Commission issued a final order approving the PRP filing.
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. The following table summarizes the rate cases completed in our distribution segment during the nine months ended June 30, 2025.

Division	State	Increase in Annual Operating Income	EDIT Impact	Increase in Annual Operating Income Excluding EDIT	Effective Date
		(In thousands)
2025 Rate Case Filings:
West Texas Systemwide	Texas	$30,615	$(4,343)	$26,272	06/01/2025
Kentucky/Mid-States	Kentucky (1)	33,654	(8,484)	25,170	05/12/2025
Total 2025 Rate Case Filings		$64,269	$(12,827)	$51,442
(1)    On May 12, 2025, we implemented rates subject to refund. We anticipate receiving a final order during the fourth quarter of fiscal 2025.

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the nine months ended June 30, 2025.

Division	Jurisdiction	Rate Activity	Change in Annual Operating Income	Effective Date
			(In thousands)
2025 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$111	02/01/2025
Total 2025 Other Rate Activity			$111
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 26, 2025, APT made a GRIP filing that covered changes in net property, plant and equipment investments from January 1, 2024 through December 31, 2024 with a requested increase in operating income of $77.2 million. On June 17, 2025, the RRC approved the Company's GRIP filing.
The demand fee our Louisiana natural gas transmission pipeline charges to our Louisiana distribution division increases five percent annually and has been approved by the Louisiana Public Service Commission until September 30, 2027.
Three Months Ended June 30, 2025 compared with Three Months Ended June 30, 2024
Financial and operational highlights for our pipeline and storage segment for the three months ended June 30, 2025 and 2024 are presented below.

	Three Months Ended June 30
	2025	2024	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$207,944	$189,069	$18,875
Third-party transportation revenue	60,422	55,420	5,002
Other revenue	4,022	6,191	(2,169)
Total operating revenues	272,388	250,680	21,708
Total purchased gas cost	(1,548)	(19)	(1,529)
Operating expenses	117,335	113,554	3,781
Operating income	156,601	137,145	19,456
Other non-operating income	13,083	8,446	4,637
Interest charges	19,266	18,610	656
Income before income taxes	150,418	126,981	23,437
Income tax expense	34,470	27,266	7,204
Net income	$115,948	$99,715	$16,233
Gross pipeline transportation volumes — MMcf	216,416	193,766	22,650
Consolidated pipeline transportation volumes — MMcf	184,105	162,334	21,771
Operating income for our pipeline and storage segment increased 14.2 percent. Key drivers for the change in operating income include:
•a $17.4 million increase primarily due to rate adjustments from the GRIP filings approved in May 2024 and 2025 and the System Safety and Integrity Rider filing approved in November 2024.
•a $4.2 million increase due to higher capacity contracted by tariff-based customers due to their increased peak day demand.
•an $8.1 million increase primarily due to timing of activities such as pipeline inspection and storage and compression maintenance.
Partially offset by:
•a $6.4 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $4.7 million increase in expenses recognized as a result of the System Safety and Integrity Rider filing approved in November 2024, which is offset in operating revenues.
Nine Months Ended June 30, 2025 compared with Nine Months Ended June 30, 2024
Financial and operational highlights for our pipeline and storage segment for the nine months ended June 30, 2025 and 2024 are presented below.

	Nine Months Ended June 30
	2025	2024	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$602,105	$526,200	$75,905
Third-party transportation revenue	174,061	147,926	26,135
Other revenue	10,611	11,210	(599)
Total operating revenues	786,777	685,336	101,441
Total purchased gas cost	(638)	825	(1,463)
Operating expenses	342,161	303,942	38,219
Operating income	445,254	380,569	64,685
Other non-operating income	38,361	27,821	10,540
Interest charges	57,869	54,562	3,307
Income before income taxes	425,746	353,828	71,918
Income tax expense	93,220	74,927	18,293
Net income	$332,526	$278,901	$53,625
Gross pipeline transportation volumes — MMcf	678,457	622,747	55,710
Consolidated pipeline transportation volumes — MMcf	507,870	452,770	55,100
Operating income for our pipeline and storage segment increased 17.0 percent. Key drivers for the change in operating income include:
•a $65.7 million increase primarily due to rate adjustments from the GRIP filings approved in May 2024 and 2025, the System Safety and Integrity Rider filing approved in November 2024, and the rate case approved in December 2023.
•a $12.4 million increase in APT's through-system activities primarily associated with increased volumes and spreads.
•a $9.1 million decrease in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
•a $12.5 million increase due to higher capacity contracted by tariff-based customers due to their increased peak day demand.
Partially offset by:
•a $19.7 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $14.2 million increase in expenses recognized as a result of the System Safety and Integrity Rider filing approved in November 2024, which is offset in operating revenues.
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
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $8.0 billion in common stock and/or debt securities, which expires December 3, 2027. As of June 30, 2025, $5.8 billion of securities were available for issuance under this shelf registration statement.
We also have an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.7 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires December 3, 2027. As of June 30, 2025, $828.5 million of equity was available for issuance under our existing ATM equity sales program. Additionally, as of June 30, 2025, we had $1.7 billion in available proceeds from outstanding forward sale agreements. Additional details are summarized in Note 8 to the condensed consolidated financial statements.

The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2025. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table summarizes our existing forward starting interest rate swaps as of June 30, 2025.

Planned Debt Issuance Date	Amount Hedged	Effective Interest Rate
	(In thousands)
Fiscal 2026	$300,000	2.16%
	$300,000
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of June 30, 2025, September 30, 2024 and June 30, 2024:

	June 30, 2025		September 30, 2024		June 30, 2024
	(In thousands, except percentages)
Short-term debt	$—	—%	$—	—%	$—	—%
Long-term debt (1)	8,919,726	40.0%	7,785,297	39.0%	7,786,816	39.0%
Shareholders’ equity	13,385,838	60.0%	12,157,669	61.0%	12,183,076	61.0%
Total	$22,305,564	100.0%	$19,942,966	100.0%	$19,969,892	100.0%
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
Cash flows from operating, investing, and financing activities for the nine months ended June 30, 2025 and 2024 are presented below.

	Nine Months Ended June 30
	2025	2024	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$1,701,332	$1,403,064	$298,268
Investing activities	(2,593,666)	(2,119,094)	(474,572)
Financing activities	1,297,079	1,376,044	(78,965)
Change in cash and cash equivalents and restricted cash and cash equivalents	404,745	660,014	(255,269)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	308,856	19,248	289,608
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$713,601	$679,262	$34,339
Cash flows from operating activities
For the nine months ended June 30, 2025, we generated cash flow from operating activities of $1,701.3 million compared with $1,403.1 million for the nine months ended June 30, 2024. Operating cash flow increased $298.3 million primarily due to the positive effects of successful rate case outcomes achieved in fiscal 2024.
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

For the nine months ended June 30, 2025, cash used for investing activities was $2,593.7 million compared to $2,119.1 million for the nine months ended June 30, 2024. Capital spending in our distribution segment increased $230.7 million, primarily as a result of increased system modernization and customer growth spending. Capital spending in our pipeline and storage segment increased $237.9 million primarily due to increased spending for pipeline system safety and reliability in Texas.
Cash flows from financing activities
For the nine months ended June 30, 2025, our financing activities provided $1,297.1 million of cash compared with $1,376.0 million of cash provided by financing activities in the prior-year period.
In the nine months ended June 30, 2025, we received approximately $1.7 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $650 million of 5.00% senior notes due December 2054, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $639.4 million. We also completed a public offering of $500 million of 5.20% senior notes due August 2035, and received net proceeds from the offering, after the underwriting discount and offering expenses of $493.9 million. Additionally, during the nine months ended June 30, 2025, we settled 4,907,436 shares that had been sold on a forward basis for net proceeds of $568.6 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to an 8.1 percent increase in our dividend rate and an increase in shares outstanding.
In the nine months ended June 30, 2024, we received approximately $2.0 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $500 million of 6.20% senior notes due November 2053 and $400 million of 5.90% senior notes due November 2033, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $889.4 million. We also completed a public offering of $325 million of 5.90% senior notes due November 2033, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $339.7 million. Additionally, during the nine months ended June 30, 2024, we settled 6,401,469 shares that had been sold on a forward basis for net proceeds of $750.0 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding.
The following table summarizes our share issuances for the nine months ended June 30, 2025 and 2024:

	Nine Months Ended June 30
	2025	2024
Shares issued:
Direct Stock Purchase Plan	37,069	46,927
1998 Long-Term Incentive Plan	275,498	235,473
Retirement Savings Plan and Trust	42,163	52,372
Equity Issuance	4,907,436	6,401,469
Total shares issued	5,262,166	6,736,241
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
Debt Covenants
We were in compliance with all of our debt covenants as of June 30, 2025. Our debt covenants are described in greater detail in Note 7 to the condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 11 to the condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the nine months ended June 30, 2025.
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
The following table shows the components of the change in fair value of our financial instruments for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In thousands)
Fair value of contracts at beginning of period	$122,648	$351,261	$88,651	$370,256
Contracts realized/settled	265	(131)	(10,536)	(34,234)
Fair value of new contracts	3,528	1,880	3,485	2,265
Other changes in value	5,885	22,233	50,726	36,956
Fair value of contracts at end of period	132,326	375,243	132,326	375,243
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$132,326	$375,243	$132,326	$375,243
The fair value of our financial instruments at June 30, 2025 is presented below by time period and fair value source:

	Fair Value of Contracts at June 30, 2025
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$129,715	$2,611	$—	$—	$132,326
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$129,715	$2,611	$—	$—	$132,326
ONE BIG BEAUTIFUL BILL ACT
On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“The Act”) and commonly referred to as the One Big Beautiful Bill Act was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. We do not anticipate the provisions of the Act will have a material impact on our results of operations.

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and nine months ended June 30, 2025 and 2024.
Distribution Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
METERS IN SERVICE, end of period
Residential	3,129,847	3,096,038	3,129,847	3,096,038
Commercial	254,871	252,494	254,871	252,494
Industrial	1,462	1,491	1,462	1,491
Public authority and other	5,626	7,960	5,626	7,960
Total meters	3,391,806	3,357,983	3,391,806	3,357,983

INVENTORY STORAGE BALANCE — Bcf	59.5	61.2	59.5	61.2
SALES VOLUMES — MMcf (1)
Gas sales volumes
Residential	17,333	14,940	143,248	140,953
Commercial	16,781	15,299	87,188	84,459
Industrial	5,934	6,585	20,277	21,124
Public authority and other	960	1,039	5,372	5,580
Total gas sales volumes	41,008	37,863	256,085	252,116
Transportation volumes	36,220	36,471	124,045	125,439
Total throughput	77,228	74,334	380,130	377,555
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
CUSTOMERS, end of period
Industrial	91	94	91	94
Other	201	194	201	194
Total	292	288	292	288

INVENTORY STORAGE BALANCE — Bcf	1.5	1.5	1.5	1.5
PIPELINE TRANSPORTATION VOLUMES — MMcf (1)	216,416	193,766	678,457	622,747
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
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. During the nine months ended June 30, 2025, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of the fiscal year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the nine months ended June 30, 2025, except as noted in Note 11 to the condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2024.

Item 5.	Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of August 4, 2023)	Exhibit 3.1 to Form 8-K dated August 1, 2023 (File No. 1-10042)
4.1(a)	Officers' Certificate dated June 26, 2025	Exhibit 4.2 to Form 8-K dated June 26, 2025 (File No. 1-10042)
4.1(b)	Global Security for the 5.200% Senior Notes due 2035	Exhibit 4.3 to Form 8-K dated June 26, 2024 (File No. 1-10042)
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: August 6, 2025