Form 10-K
period 2025-09-30
ATMOS ENERGY CORP
filed 2025-11-14
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
    ☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the common voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2025, was $24,413,133,216.
As of November 10, 2025, the registrant had 161,693,336 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 4, 2026 are incorporated by reference into Part III of this report.

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
Overview and Strategy
Atmos Energy Corporation, a natural gas-only distributor, is an S&P 500 company headquartered in Dallas and incorporated in Texas and Virginia. We safely deliver reliable, efficient, and abundant natural gas through regulated sales and transportation arrangements to approximately 3.4 million residential, commercial, public authority, and industrial customers in eight states located primarily in the South. We also operate one of the largest intrastate pipelines in Texas based on miles of pipe.
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
Distribution Segment Overview
The following table summarizes key information about our six regulated natural gas distribution divisions, presented in order of total rate base.

Division	Service Areas	Communities Served	Customer Meters
Mid-Tex	Texas, including the Dallas/Fort Worth Metroplex	550	1,830,387
Kentucky/Mid-States	Kentucky	220	176,494
	Tennessee		163,667
	Virginia		23,836
Louisiana	Louisiana	270	360,589
West Texas	Amarillo, Lubbock, Midland	80	316,036
Mississippi	Mississippi	110	249,562
Colorado-Kansas	Colorado	170	130,890
	Kansas		140,542
We operate in our service areas under terms of non-exclusive franchise agreements granted by the various cities and towns that we serve. At September 30, 2025, we held 1,010 franchises having terms generally ranging from five to 35 years. A number of our franchises expire each year, which require renewal prior to the end of their terms. Historically, we have successfully renewed these franchises and believe that we will continue to be able to renew our franchises as they expire.
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
Except for local production purchases, we select our natural gas suppliers through a competitive bidding process by periodically requesting proposals from suppliers. We select these suppliers based on their ability to reliably deliver gas supply to our designated firm pipeline receipt points at the lowest reasonable cost. Major suppliers during fiscal 2025 were ARM Energy Management LLC, Cima Energy, LP, ConocoPhillips Company, ECO Energy Natural Gas LLC, EnLink Gas Marketing LP, Sequent Energy Management LLC, Symmetry Energy Solutions, LLC, Targa Gas Marketing LLC, Tenaska Marking Ventures, and Texla Energy Management, Inc.
The combination of base load and peaking agreements, coupled with the withdrawal of gas held in storage, allows us the flexibility to adjust to changes in weather, which minimizes our need to enter into long-term firm commitments. We estimate our peak-day availability of natural gas supply to be approximately 5.4 Bcf. The peak-day demand for our distribution operations in fiscal 2025 was on February 19, 2025, when sales to customers reached approximately 4.2 Bcf.
Currently, our distribution divisions utilize 33 pipeline transportation companies, both interstate and intrastate, to transport our natural gas. The pipeline transportation agreements are firm and many of them have “pipeline no-notice” storage service, which provides for daily balancing between system requirements and nominated flowing supplies. These agreements have been negotiated with the shortest term necessary while still maintaining our right of first refusal. The natural gas supply for our Mid-Tex Division is delivered primarily by our APT Division.
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
Our rate strategy focuses on reducing or eliminating regulatory lag, obtaining adequate returns, and providing stable, predictable margins, which benefit both our customers and the Company. As a result of our ratemaking efforts and legislative actions in our jurisdictions in recent years, Atmos Energy has:
•Formula rate mechanisms in place in four states that provide for an annual rate review and adjustment to rates.
•Infrastructure programs in place in all of our states that provide for an annual adjustment to rates for qualifying capital expenditures. Through our annual formula rate mechanisms and infrastructure programs, we have the ability to begin recovering approximately 95 percent of our capital expenditures within six months and substantially all of our capital expenditures within twelve months.
•Authorization in tariffs, statute or commission rules that allows us to defer certain elements of our incurred cost of service such as depreciation, ad valorem taxes, pension costs, and certain safety related expenses, until they are included in rates.
•WNA mechanisms in seven states that serve to minimize the effects of weather on approximately 97 percent of our distribution residential and commercial revenues.
•The ability to recover the gas cost portion of bad debts in six states which represents approximately 89 percent of our distribution residential and commercial revenues.

The following tables provides a jurisdictional rate summary for our regulated operations as of September 30, 2025. This information is for regulatory purposes only and may not be representative of our actual financial position.

Division	Jurisdiction	Effective Date of Last Rate/GRIP Action	Rate Base (thousands)(1)	Authorized Rate of Return(1)	Authorized Debt/ Equity Ratio(1)	Authorized Return on Equity(1)
Atmos Pipeline — Texas	Texas	06/17/2025	$5,237,614	8.49%	40/60	11.45%
Colorado-Kansas	Colorado	05/14/2023	229,565	7.00%	42-45/55-58	9.3% - 9.6%
	Colorado SSIR	01/01/2025	73,623	7.00% / 3.97%	42/58	(4)
	Kansas	05/09/2023	295,070	(4)	(4)	(4)
	Kansas GSRS	12/17/2024	38,932	(4)	(4)	(4)
	Kansas SIP	04/01/2025	25,707	(4)	(4)	(4)
Kentucky/Mid-States	Kentucky	05/12/2025	611,038	7.15%	46/54	9.75%
	Kentucky-PRP	05/29/2025	67,464	6.94%	45/55	9.45%
	Tennessee	06/01/2025	611,649	7.63%	39/61	9.80%
	Virginia	12/01/2023	71,450	7.57%	39/61	9.90%
	Virginia-SAVE	10/01/2024	21,436	7.57%	39/61	9.90%
Louisiana	Louisiana	07/01/2025	1,352,758	7.42%	42/58	9.80%
Mid-Tex	Mid-Tex Cities(5)	10/01/2024	7,146,843(6)	7.41%	42/58	9.80%
	Mid-Tex ATM Cities	08/01/2025	7,953,622(6)	7.59%	39/61	9.80%
	Mid-Tex Environs	08/01/2025	7,953,529(6)	7.59%	39/61	9.80%
	Mid-Tex — Dallas	06/01/2025	7,973,771(6)	7.52%	40/60	9.80%
Mississippi	Mississippi(7)	11/04/2024	592,236	7.80%	(4)	(4)
	Mississippi - SIR(7)	11/04/2024	629,687	7.80%	(4)	(4)
West Texas	West Texas Systemwide (8)	06/01/2025	1,231,651	7.59%	39/61	9.80%

Division	Jurisdiction	Bad Debt Rider(2)	Formula Rate	Infrastructure Mechanism	Performance Based Rate Program(3)	WNA Period
Atmos Pipeline — Texas	Texas	No	Yes	Yes	N/A	N/A
Colorado-Kansas	Colorado	No	No	Yes	No	N/A
	Kansas	Yes	No	Yes	Yes	October-May
Kentucky/Mid-States	Kentucky	Yes	No	Yes	Yes	November-April
	Tennessee	Yes	Yes	Yes	Yes	October-April
	Virginia	Yes	No	Yes	No	January-December
Louisiana	Louisiana	No	Yes	Yes	No	December-March
Mid-Tex Cities	Texas	Yes	Yes	Yes	No	November-April
Mid-Tex — Dallas	Texas	Yes	Yes	Yes	No	November-April
Mississippi	Mississippi	Yes	Yes	Yes	No	November-April
West Texas	Texas	Yes	No	Yes	No	October-May

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
(5)The Mid-Tex Cities approved the Formula Rate Mechanism filing with rates effective October 1, 2025, which included a rate base of $8.3 billion, an authorized return of 7.42%, a debt/equity ratio of 42/58, and an authorized ROE of 9.80%.
(6)The Mid-Tex rate base represents a “system-wide,” or 100 percent, of the Mid-Tex Division’s rate base.
(7)The Mississippi SRF and SIR were filed jointly in a general rate case. On November 4, 2025, the Mississippi Public Service Commission issued a rate order in this case. We are required to file tariffs consistent with the final order by November 18, 2025, which we expect will determine the final impact to operating income and rate base. We expect rates to be implemented during the first quarter of fiscal 2026. The final order included an authorized return of 6.80%, a debt/equity ratio of 50/50, and an authorized ROE of 9.40%.
(8)The West Texas Systemwide Statement of Intent filing included the West Texas RRM and the Amarillo, Lubbock, Dalhart and Channing (ALDC), Environs, and Triangle GRIP filings.
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

Rate Action	Annual Increase (Decrease) in Operating Income	EDIT Impact	Annual Increase (Decrease) in Operating Income Excluding EDIT
	(In thousands)
2025 Filings:
Annual formula rate mechanisms	$279,724	$2,255	$281,979
Rate case filings	53,732	(12,976)	40,756
Other ratemaking activity	111	—	111
Total 2025 Filings	$333,567	$(10,721)	$322,846

2024 Filings:
Annual formula rate mechanisms	$347,763	$(31,314)	$316,449
Rate case filings	29,458	(37,860)	(8,402)
Other ratemaking activity	(971)	—	(971)
Total 2024 Filings	$376,250	$(69,174)	$307,076

2023 Filings:
Annual formula rate mechanisms	$258,824	$(1,099)	$257,725
Rate case filings	2,940	6,791	9,731
Other ratemaking activity	1,320	—	1,320
Total 2023 Filings	$263,084	$5,692	$268,776
The following ratemaking efforts seeking $231.1 million in annual operating income were initiated during fiscal 2025 but had not been completed or implemented as of September 30, 2025:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Rate Case	Kansas	$15,977
Colorado-Kansas	Infrastructure Mechanism	Kansas (1)	1,949
Kentucky/Mid-States	Infrastructure Mechanism	Virginia (2)	550
Kentucky/Mid-States	Infrastructure Mechanism	Kentucky (3)	7,246
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities (4)	165,027
Mississippi	Rate Case	Mississippi (5)	40,301
			$231,050

(1)     The staff of the Kansas Corporation Commission recommended approval of the GSRS filing on October 17, 2025, subject to commission approval.
(2)    On August 22, 2025, the State Corporation Commission of Virginia approved a rate increase of $0.5 million effective October 1, 2025.
(3)    On September 15, 2025, the Kentucky Public Service Commission approved a rate increase of $7.2 million effective October 2, 2025, subject to refund.
(4)    The Mid-Tex Cities approved a rate increase of $138.5 million. New rates were implemented October 1, 2025.
(5)    On November 4, 2025, the Mississippi Public Service Commission issued a rate order in this case. We are required to file tariffs consistent with the final order by November 18, 2025, which we expect will determine the final impact to operating income and rate base. We expect rates to be implemented during the first quarter of fiscal 2026.

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

Annual Formula Rate Mechanisms
State	Infrastructure Programs	Formula Rate Mechanisms

Colorado	System Safety and Integrity Rider (SSIR)	—
Kansas	Gas System Reliability Surcharge (GSRS), System Integrity Program (SIP)	—
Kentucky	Pipeline Replacement Program (PRP)	—
Louisiana	(1)	Rate Stabilization Clause (RSC)
Mississippi	System Integrity Rider (SIR)	Stable Rate Filing (SRF)
Tennessee	(1)	Annual Rate Mechanism (ARM)
Texas	Gas Reliability Infrastructure Program (GRIP), (1)	Dallas Annual Rate Review (DARR), Mid-Tex Rate Review Mechanism (RRM)
Virginia	Steps to Advance Virginia Energy (SAVE)	—
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

The following table summarizes our annual formula rate mechanisms with effective dates during the fiscal years ended September 30, 2025, 2024, and 2023:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	EDIT Impact	Increase (Decrease) in Annual Operating Income Excluding EDIT	Effective Date
				(In thousands)
2025 Filings:
Louisiana	Louisiana	12/2024	$22,304	$1,473	$23,777	07/01/2025
Atmos Pipeline - Texas	Texas	12/2024	77,206	—	77,206	06/17/2025
Kentucky/Mid-States	Tennessee ARM	09/2024	1,432	—	1,432	06/01/2025
Mid-Tex	DARR	09/2024	25,916	—	25,916	06/01/2025
Kentucky/Mid-States	Kentucky PRP (1)	09/2025	3,248	—	3,248	05/29/2025
Colorado-Kansas	Kansas SIP	12/2024	612	—	612	04/01/2025
Colorado-Kansas	Colorado SSIR	12/2025	1,907	—	1,907	01/01/2025
Colorado-Kansas	Kansas GSRS	09/2024	1,998	—	1,998	12/17/2024
Mississippi	Mississippi - SIR	10/2025	23,995	—	23,995	11/04/2024
Mississippi	Mississippi - SRF	10/2025	3,800	15	3,815	11/04/2024
Mid-Tex	Mid-Tex Cities RRM	12/2023	112,144	645	112,789	10/01/2024
West Texas	West Texas Cities RRM	12/2023	4,414	122	4,536	10/01/2024
Kentucky/Mid-States	Virginia - SAVE	09/2025	748	—	748	10/01/2024
Total 2025 Filings			$279,724	$2,255	$281,979

2024 Filings:
Louisiana	Louisiana	12/2023	$35,645	$(11,785)	$23,860	07/01/2024
Mid-Tex	ATM Cities	12/2023	17,104	—	17,104	06/07/2024
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/2023	7,344	—	7,344	06/07/2024
Kentucky/Mid-States	Tennessee ARM	09/2023	18,570	(4,348)	14,222	06/01/2024
Mid-Tex	DARR	09/2023	37,809	(14,782)	23,027	06/01/2024
West Texas	Triangle	12/2023	1,300	—	1,300	06/01/2024
West Texas	Environs	12/2023	1,379	—	1,379	06/01/2024
Mid-Tex	Environs	12/2023	8,529	—	8,529	06/01/2024
Atmos Pipeline - Texas	Texas	12/2023	82,440	—	82,440	05/14/2024
Colorado-Kansas	Kansas SIP	12/2023	708	—	708	04/01/2024
Colorado-Kansas	Colorado SSIR	12/2024	2,017	—	2,017	01/01/2024
Mississippi	Mississippi - SIR	10/2024	10,969	—	10,969	12/01/2023
Mississippi	Mississippi - SRF	10/2024	11,539	(472)	11,067	12/01/2023
Colorado-Kansas	Kansas GSRS	09/2023	1,752	—	1,752	11/02/2023
Kentucky/Mid-States	Kentucky PRP	09/2024	2,906	—	2,906	10/01/2023
Mid-Tex	Mid-Tex Cities RRM	12/2022	98,585	185	98,770	10/01/2023
West Texas	West Texas Cities RRM	12/2022	8,594	(112)	8,482	10/01/2023
Kentucky/Mid-States	Virginia - SAVE	09/2024	573	—	573	10/01/2023
Total 2024 Filings			$347,763	$(31,314)	$316,449

2023 Filings:
Louisiana	Louisiana	12/2022	$14,466	$17	$14,483	07/01/2023
Mid-Tex	DARR (2)	09/2022	17,345	51	17,396	06/14/2023
Mid-Tex	ATM Cities	12/2022	12,825	—	12,825	06/09/2023
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/2023	6,938	—	6,938	06/09/2023
West Texas	Triangle	12/2022	717	—	717	06/01/2023
West Texas	Environs	12/2022	1,332	—	1,332	06/01/2023
Mid-Tex	Environs	12/2022	5,983	—	5,983	06/01/2023
Kentucky/Mid-States	Tennessee ARM	09/2022	14	(1,509)	(1,495)	06/01/2023
Atmos Pipeline - Texas	Texas	12/2022	84,931	—	84,931	05/17/2023
Colorado-Kansas	Kansas SIP	12/2022	772	—	772	04/01/2023
Colorado-Kansas	Colorado SSIR	12/2023	1,971	—	1,971	01/01/2023
Mississippi	Mississippi - SIR	10/2023	8,560	—	8,560	11/01/2022
Mississippi	Mississippi - SRF	10/2023	12,188	778	12,966	11/01/2022
Kentucky/Mid-States	Kentucky PRP	09/2023	1,588	—	1,588	10/02/2022
Mid-Tex	Mid-Tex Cities RRM	12/2021	81,402	(395)	81,007	10/01/2022
West Texas	West Texas Cities RRM	12/2021	7,315	(41)	7,274	10/01/2022
Kentucky/Mid-States	Virginia - SAVE	09/2023	477	—	477	10/01/2022
Total 2023 Filings			$258,824	$(1,099)	$257,725

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
The following table summarizes our recent rate case activity during the fiscal years ended September 30, 2025, 2024, and 2023:

Division	State	Increase in Annual Operating Income	EDIT Impact	Increase (Decrease) in Annual Operating Income Excluding EDIT	Effective Date
			(In thousands)
2025 Rate Case Filings:
Mid-Tex ATM Cities	Texas	$4,439	$25	$4,464	08/01/2025
Mid-Tex Environs	Texas	2,297	(174)	2,123	08/01/2025
West Texas Systemwide	Texas	30,615	(4,343)	26,272	06/01/2025
Kentucky/Mid-States	Kentucky (1)	16,381	(8,484)	7,897	05/12/2025
Total 2025 Rate Case Filings		$53,732	$(12,976)	$40,756
2024 Rate Case Filings:
Atmos Pipeline - Texas	Texas	$27,024	$(36,921)	$(9,897)	12/13/2023
Kentucky/Mid-States	Virginia	2,434	(939)	1,495	12/01/2023
Total 2024 Rate Case Filings		$29,458	$(37,860)	$(8,402)
2023 Rate Case Filings:
Colorado-Kansas	Colorado	$913	$(54)	$859	05/14/2023
Colorado-Kansas	Kansas	2,027	6,845	8,872	05/09/2023
Total 2023 Rate Case Filings		$2,940	$6,791	$9,731
(1)    On May 12, 2025, we implemented rates subject to refund; on August 11, 2025, the Kentucky Public Service Commission issued a final order.

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
Part of our vision is to create a culture that respects and appreciates diversity. For this reason, we strive to have a workforce that reflects the communities we serve. At September 30, 2025, we had 5,487 employees. We monitor our workforce data on a calendar year basis. As of December 31, 2024, the last date for which information is available, 62 percent of our employees worked in field roles and 38 percent worked in support/shared services roles. None of our employees have chosen to work under a collective bargaining agreement.

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

RECENT HIRES
BY GENDER
within 5 years
28% Women
72% Men

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
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports, and amendments to those reports, and other forms that we file with or furnish to the Securities and Exchange Commission (SEC) at their website, www.sec.gov, are also available free of charge at our website, www.investors.atmosenergy.com/financials/sec-filings/default.aspx, as soon as reasonably practicable, after we electronically file these reports with, or furnish these reports to, the SEC. We will also provide copies of these reports free of charge upon request to Investor Relations at the address and telephone number appearing below:

Investor Relations
Atmos Energy Corporation
P.O. Box 650205
Dallas, Texas 75265-0205
972-855-3729
Corporate Governance
In accordance with and pursuant to relevant related rules and regulations of the SEC as well as corporate governance-related listing standards of the New York Stock Exchange (NYSE), the Board of Directors of the Company has established and periodically updated our Corporate Governance Guidelines and Code of Conduct, which is applicable to all directors, officers, and employees of the Company. In addition, in accordance with and pursuant to such NYSE listing standards, our Chief Executive Officer during fiscal 2025, John K. Akers, certified to the New York Stock Exchange that he was not aware of any violations by the Company of NYSE corporate governance listing standards. The Board of Directors also annually reviews and updates, if necessary, the charters for each of its Audit, Human Resources, Nominating and Corporate Governance, and Corporate Responsibility, Sustainability, and Safety Committees. All of the foregoing documents are posted on our website at www.atmosenergy.com/company/corporate-responsiblity-reports. We will also provide copies of all corporate governance documents free of charge upon request to Investor Relations at the address listed above.

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
The safety and protection of the public, our customers, and our employees is our top priority. We constantly monitor and maintain our pipeline and distribution systems to ensure that natural gas is delivered safely, reliably, and efficiently through our network of more than 81,000 miles of distribution and transmission lines. As in recent years, natural gas distribution and pipeline companies are continuing to encounter increasing federal, state, and local oversight of the safety of their operations. Although we believe these are costs ultimately recoverable through our rates, the costs of complying with new laws and regulations may have at least a short-term adverse impact on our operating costs and financial results.
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
The competition for talent has become increasingly intense. If we are unable to recruit and retain an appropriately qualified workforce, the Company could encounter operating challenges primarily due to a loss of institutional knowledge and expertise, errors due to inexperience, or the lengthy time period typically required to adequately train replacement personnel. In addition, higher costs could result from loss of productivity, increased safety compliance issues, or cost of contract labor.
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
The CIO is a member of the Company’s Risk Management and Compliance Committee (RMCC). The RMCC is comprised of members from the senior leadership team and is responsible for overseeing enterprise-wide risk management across all categories, including cybersecurity. The RMCC is overseen by the Company’s Management Committee, which is comprised of the President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, Senior Vice President, Utility Operations, Senior Vice President, General Counsel & Corporate Secretary, Senior Vice President, Human Resources, and Senior Advisor. The CIO provides regular cybersecurity updates to the Audit Committee of the Board of Directors and the Management Committee. These updates address prevention, detection, mitigation, and remediation of cybersecurity incidents, as well as risks, threats, and the threat landscape.
The Audit Committee of the Board of Directors oversees the company's cybersecurity risks. Additionally, our Board of Directors periodically engages with third-party advisors to provide further education about cybersecurity risks.

ITEM 2.	Properties.
To manage the integrity and safety of our natural gas distribution and transmission systems, consistent with PHMSA regulations, we have integrity management programs that integrate information sources and data, identify risks to infrastructure integrity, rank risks, and designate measures and actions to reduce or mitigate risks as appropriate. These programs take into consideration numerous input factors and no single factor is determinative in our decision to take mitigative actions on our distribution or transmission pipeline systems. Based upon these programs, along with the oversight of state regulators responsible for adopting and enforcing the federal pipeline safety regulations, we believe that our distribution and transmission pipeline systems are suitable and adequate for our purposes.
Distribution, transmission, and related assets
In our distribution segment, we owned an aggregate of approximately 76,000 miles of underground distribution and transmission mains throughout our distribution systems. These mains are located on easements or rights-of-way. We maintain our mains through a program of continuous inspection and repair and believe that our system of mains is in good condition. Through our pipeline and storage segment we owned approximately 5,700 miles of gas transmission lines.
Storage Assets
We own underground gas storage facilities in several states to supplement the supply of natural gas in periods of peak demand. The following table summarizes certain information regarding our underground gas storage facilities at September 30, 2025:

State	Working Capacity (Mcf)	Base Gas (Mcf)(1)	Total Capacity (Mcf)	Maximum Daily Delivery Capability (Mcf)
Distribution Segment
Kentucky	7,956,991	9,562,283	17,519,274	151,719
Kansas	3,239,000	2,300,000	5,539,000	32,000
Mississippi	1,907,571	2,442,917	4,350,488	29,136
Total	13,103,562	14,305,200	27,408,762	212,855
Pipeline and Storage Segment
Texas	52,761,317	20,155,025	72,916,342	1,653,000
Louisiana	411,040	256,900	667,940	56,000
Total	53,172,357	20,411,925	73,584,282	1,709,000
Total	66,275,919	34,717,125	100,993,044	1,921,855

(1)Base gas represents the volume of gas that must be retained in a facility to maintain reservoir pressure.

Additionally, we contract for storage service in underground storage facilities on many of the interstate and intrastate pipelines serving us to supplement our proprietary storage capacity. The following table summarizes our contracted storage capacity at September 30, 2025:

Segment	Division/Company	Maximum Storage Quantity (MMBtu)	Maximum Daily Withdrawal Quantity (Mcf)(1)
Distribution Segment
	Colorado-Kansas Division	7,343,728	157,692
	Kentucky/Mid-States Division	11,699,976	281,320
	Louisiana Division	2,594,875	177,765
	Mid-Tex Division	46,771,428	1,260,000
	Mississippi Division	5,799,536	222,764
	West Texas Division	6,500,000	246,000
Total		80,709,543	2,345,541
Pipeline and Storage Segment
	Trans Louisiana Gas Pipeline, Inc.	1,500,000	71,250

Total Contracted Storage Capacity		82,209,543	2,416,791

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
Our stock trades on the New York Stock Exchange under the trading symbol “ATO.” The dividends paid per share of our common stock was $3.48 for fiscal 2025.
Dividends are payable at the discretion of our Board of Directors out of legally available funds. The Board of Directors typically declares dividends in the same fiscal quarter in which they are paid. As of October 31, 2025, there were 8,446 holders of record of our common stock. Future payments of dividends, and the amounts of these dividends, will depend on our financial condition, results of operations, capital requirements, and other factors. We sold no securities during fiscal 2025 that were not registered under the Securities Act of 1933, as amended.

Performance Graph
The performance graph and table below compares the yearly percentage change in our total return to shareholders for the last five fiscal years with the total return of the S&P 500 Stock Index (S&P 500) and the total return of the S&P 500 Utilities Industry Index. The graph and table below assume that $100.00 was invested on September 30, 2020 in our common stock, the S&P 500 and the S&P 500 Utilities Industry Index, as well as a reinvestment of dividends paid on such investments throughout the period.
Comparison of Five-Year Cumulative Total Return
among Atmos Energy Corporation, S&P 500 Index and
S&P 500 Utilities Industry Index

	Cumulative Total Return
	9/30/2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024	9/30/2025
Atmos Energy Corporation	100.00	94.68	112.14	119.61	161.00	202.67
S&P 500 Stock Index	100.00	130.01	109.89	133.65	182.23	214.30
S&P 500 Utilities Stock Index	100.00	111.01	117.20	108.98	154.55	171.86

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
1998 Long-Term Incentive Plan	703,176	(1)	$—	2,166,340
Total equity compensation plans approved by security holders	703,176		—	2,166,340
Equity compensation plans not approved by security holders	—		—	—
Total	703,176		$—	2,166,340

(1)Comprised of a total of 229,681 time-lapse restricted stock units, 151,684 director share units, and 321,811 performance-based restricted stock units at the target level of performance granted under our 1998 Long-Term Incentive Plan.

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
OVERVIEW
Atmos Energy's vision is to be the safest provider of natural gas services. Our commitment to this vision requires significant levels of capital spending to modernize our natural gas distribution system and operating costs to deliver natural gas safely and reliably and in compliance with the various safety regulations impacting our business. We have the ability to begin recovering a significant portion of our expenditures timely through rate designs and mechanisms that reduce or eliminate regulatory lag and separate the recovery of our approved rate from customer usage patterns. The execution of our capital spending program, the ability to recover these expenditures timely and our ability to access the capital markets to satisfy our financing needs are the primary drivers that affect our financial performance.
We anticipate making significant capital expenditures for the foreseeable future to modernize our distribution and transmission system, to comply with the safety rules and regulations issued by the regulatory authorities responsible for the service areas in which we operate, and to prepare to serve the growing needs of the communities we serve. Between fiscal years 2026 and 2030, we anticipate spending approximately $26 billion, with more than 80 percent dedicated to safety and reliability spending. The magnitude and allocation of these expenditures may be affected by factors such as new policy and regulations, population growth, and increased labor and materials costs. Although we believe these costs are ultimately recoverable through our rates based on the regulatory frameworks currently available to us, full recovery is not assured.
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

Assumed investment returns by asset class

Assumed future salary increases

Assumed discount rate

Projected timing of future cash disbursements

Health care cost experience trends

Participant demographic information

Actuarial mortality assumptions

Impact of legislation

Impact of regulation

RESULTS OF OPERATIONS
The following table details our consolidated net income by segment during the last three fiscal years:

	For the Fiscal Year Ended September 30
	2025	2024	2023
	(In thousands)
Distribution segment	$746,781	$671,413	$580,397
Pipeline and storage segment	451,973	371,482	305,465
Net income	$1,198,754	$1,042,895	$885,862
During fiscal 2025, we recorded net income of $1,198.8 million, or $7.46 per diluted share, compared to net income of $1,042.9 million, or $6.83 per diluted share in the prior year. The year-over-year increase in net income of $155.9 million largely reflects positive rate outcomes driven by safety and reliability spending. Additionally, our fiscal 2025 results were favorably impacted by $26.2 million as a result of Texas legislation that became effective during the third quarter of fiscal 2025 related to infrastructure spending. These increases were partially offset by higher bad debt expense, increased employee-related costs, depreciation and property tax expenses, and higher spending on safety and compliance related activities.
During the year ended September 30, 2025, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $333.6 million. Excluding the impact of the refund of excess deferred income taxes resulting from previously enacted tax reform legislation, our total fiscal 2025 rate outcomes were $322.8 million. Additionally, we had ratemaking efforts in progress at September 30, 2025, seeking a total increase in annual operating income of $231.1 million.
During fiscal year 2025, we refunded $78.8 million in excess deferred tax liabilities to customers. These refunds also reduced our income tax expense, resulting in an immaterial impact to our fiscal 2025 and 2024 results.
Capital expenditures for fiscal 2025 were $3.6 billion. Approximately 87 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce regulatory lag to six months or less.
During fiscal 2025, we completed approximately $1.8 billion of long-term debt and equity financing. As of September 30, 2025, our equity capitalization was 60.3 percent. As of September 30, 2025, we had approximately $4.9 billion in total liquidity, consisting of $202.7 million in cash and cash equivalents, $1,558.5 million in funds available through equity forward sales agreements, and $3,094.4 million in undrawn capacity under our credit facilities.
Distribution Segment
The distribution segment is comprised of our regulated natural gas distribution and related sales operations in eight states. The primary factors that impact the results of our distribution operations are our ability to earn our authorized rates of return, competitive factors in the energy industry, and economic conditions in our service areas.
Our ability to earn our authorized rates is based primarily on our ability to improve the rate design in our various ratemaking jurisdictions to minimize regulatory lag and, ultimately, separate the recovery of our approved rates from customer usage patterns. Improving rate design is a long-term process and is further complicated by the fact that we operate in multiple rate jurisdictions. The “Ratemaking Activity” section of this Form 10-K describes our current rate strategy, progress towards implementing that strategy, and recent ratemaking initiatives in more detail. During fiscal 2025, we completed regulatory proceedings in our distribution segment resulting in a $256.4 million increase in annual operating income. Excluding the impact of the refund of excess deferred income taxes resulting from previously enacted tax reform legislation, our total fiscal 2025 annualized rate outcomes in our distribution segment were $245.6 million.
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
Review of Financial and Operating Results
Financial and operational highlights for our distribution segment for the fiscal years ended September 30, 2025, 2024, and 2023 are presented below.

	For the Fiscal Year Ended September 30
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(In thousands, unless otherwise noted)
Operating revenues	$4,425,397	$3,915,141	$4,099,690	$510,256	$(184,549)
Purchased gas cost	1,854,323	1,620,515	2,061,920	233,808	(441,405)
Operating expenses	1,607,684	1,440,192	1,345,144	167,492	95,048
Operating income	963,390	854,434	692,626	108,956	161,808
Other non-operating income	33,578	30,106	24,988	3,472	5,118
Interest charges	99,226	117,086	77,185	(17,860)	39,901
Income before income taxes	897,742	767,454	640,429	130,288	127,025
Income tax expense	150,961	96,041	60,032	54,920	36,009
Net income	$746,781	$671,413	$580,397	$75,368	$91,016
Consolidated distribution sales volumes — MMcf	289,065	283,977	289,948	5,088	(5,971)
Consolidated distribution transportation volumes — MMcf	156,859	156,389	152,963	470	3,426
Total consolidated distribution throughput — MMcf	445,924	440,366	442,911	5,558	(2,545)
Consolidated distribution average cost of gas per Mcf sold	$6.41	$5.71	$7.11	$0.70	$(1.40)

Fiscal year ended September 30, 2025 compared with fiscal year ended September 30, 2024
Operating income for our distribution segment increased 12.8 percent. Key drivers for the change in operating income include:
•a $184.1 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $26.7 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
•a $46.3 million decrease in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
Partially offset by:
•a $78.0 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $32.6 million increase in employee-related costs primarily due to an increase in headcount to support company growth.
•an $18.6 million increase in system monitoring, line locating, and other compliance-related activities.
•a $17.8 million increase in bad debt expense due to a regulatory change in Mississippi in the first quarter of fiscal 2024 which significantly reduced bad debt expense in fiscal 2024, as discussed in Note 6 to the consolidated financial statements.
Additionally, our distribution segment's fiscal 2025 results were favorably impacted by $18.5 million as a result of Texas legislation that became effective during the third quarter of fiscal 2025 related to infrastructure spending.
The fiscal year ended September 30, 2024 compared with fiscal year ended September 30, 2023 for our distribution segment is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
The following table shows our operating income by distribution division, in order of total rate base, for the fiscal years ended September 30, 2025, 2024, and 2023. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	For the Fiscal Year Ended September 30
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(In thousands)
Mid-Tex	$532,570	$464,616	$345,545	$67,954	$119,071
Kentucky/Mid-States	112,894	90,601	87,258	22,293	3,343
Louisiana	109,268	94,362	80,942	14,906	13,420
West Texas	73,138	72,929	62,351	209	10,578
Mississippi	94,654	97,512	78,517	(2,858)	18,995
Colorado-Kansas	37,341	42,816	40,674	(5,475)	2,142
Other	3,525	(8,402)	(2,661)	11,927	(5,741)
Total	$963,390	$854,434	$692,626	$108,956	$161,808
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 26, 2025, APT made a GRIP filing that covered changes in net property, plant and equipment investment from January 1, 2024 through December 31, 2024 with a requested increase in operating income of $77.2 million. On June 17, 2025, the Texas Railroad Commission (RRC) approved the Company's GRIP filing.
The demand fee our Louisiana natural gas transmission pipeline charges to our Louisiana distribution division increases five percent annually and has been approved by the Louisiana Public Service Commission until September 30, 2027.
Review of Financial and Operating Results
Financial and operational highlights for our pipeline and storage segment for the fiscal years ended September 30, 2025, 2024, and 2023 are presented below.

	For the Fiscal Year Ended September 30
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$815,628	$715,117	$621,987	$100,511	$93,130
Third-party transportation revenue	238,667	210,568	154,018	28,099	56,550
Other revenue	11,005	12,344	9,169	(1,339)	3,175
Total operating revenues	1,065,300	938,029	785,174	127,271	152,855
Total purchased gas cost	(1,346)	146	(1,220)	(1,492)	1,366
Operating expenses	470,065	436,955	411,873	33,110	25,082
Operating income	596,581	500,928	374,521	95,653	126,407
Other non-operating income	56,163	40,940	44,787	15,223	(3,847)
Interest charges	72,452	73,546	60,096	(1,094)	13,450
Income before income taxes	580,292	468,322	359,212	111,970	109,110
Income tax expense	128,319	96,840	53,747	31,479	43,093
Net income	$451,973	$371,482	$305,465	$80,491	$66,017
Gross pipeline transportation volumes — MMcf	907,536	831,534	834,847	76,002	(3,313)
Consolidated pipeline transportation volumes — MMcf	709,645	635,728	635,508	73,917	220
Fiscal year ended September 30, 2025 compared with fiscal year ended September 30, 2024
Operating income for our pipeline and storage segment increased 19.1 percent. Key drivers for the change in operating income include:
•an $89.4 million increase primarily due to rate adjustments from the GRIP filings approved in May 2024 and June 2025, the System Safety and Integrity Rider filing approved in November 2024, and the rate case approved in December 2023.
•a $7.7 million increase in APT's through-system activities.
•a $9.1 million decrease in refunds of excess deferred taxes to customers, which is substantially offset in income tax expense.
•a $16.5 million increase due to higher capacity contracted by tariff-based customers due to their increased peak day demand.
Partially offset by:
•a $23.5 million increase in depreciation expense and property taxes associated with increased capital investments.
•an $18.9 million increase in expenses recognized as a result of the System Safety and Integrity Rider filing approved in November 2024, which is offset in operating revenues.
Other non-operating income increased $15.2 million primarily due to higher AFUDC largely as a result of increased capital spending. Additionally, our pipeline and storage segment's fiscal 2025 results were favorably impacted by $7.7 million as a result of Texas legislation that became effective during the third quarter of fiscal 2025 related to infrastructure spending.
The fiscal year ended September 30, 2024 compared with fiscal year ended September 30, 2023 for our pipeline and storage segment is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $8.0 billion in common stock and/or debt securities. As of the date of this report, $5.2 billion of securities remained available for issuance under the shelf registration statement, which expires December 3, 2027.
We also have an at-the-market (ATM) equity sales program that allows us to issue and sell shares of our common stock up to an aggregate offering price of $1.7 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires December 3, 2027. As of the date of this report, $828.5 million of equity is available for issuance under this ATM equity sales program. Additionally, as of September 30, 2025, we had $1.6 billion in available proceeds from outstanding forward sale agreements issued under the ATM program.

The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditures program. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.
The following table presents our capitalization as of September 30, 2025 and 2024:

	September 30
	2025		2024
	(In thousands, except percentages)
Short-term debt	$—	—%	$—	—%
Long-term debt (1)	8,918,944	39.7%	7,785,297	39.0%
Shareholders’ equity	13,558,890	60.3%	12,157,669	61.0%
Total capitalization, including short-term debt	$22,477,834	100.0%	$19,942,966	100.0%
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
Cash flows from operating, investing, and financing activities for the years ended September 30, 2025, 2024, and 2023 are presented below.

	For the Fiscal Year Ended September 30
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(In thousands)
Total cash provided by (used in)
Operating activities	$2,049,456	$1,733,746	$3,459,743	$315,710	$(1,725,997)
Investing activities	(3,561,282)	(2,922,769)	(2,795,280)	(638,513)	(127,489)
Financing activities	1,406,773	1,478,631	(696,769)	(71,858)	2,175,400
Change in cash and cash equivalents and restricted cash and cash equivalents	(105,053)	289,608	(32,306)	(394,661)	321,914
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	308,856	19,248	51,554	289,608	(32,306)
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$203,803	$308,856	$19,248	$(105,053)	$289,608

Cash flows for the fiscal year ended September 30, 2024 compared with fiscal year ended September 30, 2023 is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
Cash flows from operating activities
For the fiscal year ended September 30, 2025, cash flow provided by operating activities was $2,049.5 million compared with $1,733.7 million in the prior year. The year-over-year increase in operating cash flow primarily reflects the positive effects of successful rate case outcomes achieved in fiscal 2025 and 2024.
Cash flows from investing activities
Our capital expenditures are primarily used to improve the safety and reliability of our distribution and transmission system through pipeline replacement and system modernization and to enhance and expand our system to meet customer needs. Over the last three fiscal years, approximately 85 percent of our capital spending has been committed to improving the safety and reliability of our system.
For the fiscal year ended September 30, 2025, we had $3.6 billion in capital expenditures compared with $2.9 billion for the fiscal year ended September 30, 2024. Capital spending in our distribution segment increased $413.4 million, primarily as a result of increased system modernization and customer growth spending. Capital spending in our pipeline and storage segment increased $210.9 million, primarily due to increased spending for pipeline system safety and reliability in Texas.
Cash flows from financing activities
Our financing activities provided $1,406.8 million of cash for fiscal year 2025 compared with $1,478.6 million of cash provided by financing activities for fiscal year 2024.
During the fiscal year ended September 30, 2025, we received approximately $1.8 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $650 million of 5.00% senior notes due December 2054, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $639.4 million. We also completed a public offering of $500 million of 5.20% senior notes due August 2035, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $493.7 million. Additionally, during the fiscal year ended September 30, 2025, we settled 5,931,289 shares that had been sold on a forward basis for net proceeds of $698.5 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. We also received $122.9 million from the settlement of forward starting interest rate swaps related to a debt issuance completed in October 2025. Cash dividends increased due to an 8.1 percent increase in our dividend rate and an increase in shares outstanding.
During the fiscal year ended September 30, 2024, we received approximately $2.0 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $500 million of 6.20% senior notes due November 2053 and $400 million of 5.90% senior notes due November 2033, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $889.4 million. We also completed a public offering of $325 million of 5.90% senior notes due November 2033, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $339.0 million. Additionally, during the year ended September 30, 2024, we settled 6,401,469 shares that had been sold on a forward basis for net proceeds of $750.0 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. We also received $231.1 million from the settlement of forward starting interest rate swaps related to a debt issuance completed in October 2024. Cash dividends increased due to an 8.8 percent increase in our dividend rate and an increase in shares outstanding.
The following table shows the number of shares issued for the fiscal years ended September 30, 2025, 2024, and 2023:

	For the Fiscal Year Ended September 30
	2025	2024	2023
Shares issued:
Direct Stock Purchase Plan	47,422	60,756	64,871
Retirement Savings Plan and Trust	54,565	67,134	69,716
1998 Long-Term Incentive Plan (LTIP)	276,263	236,703	189,337
Equity Issuance (1)	5,931,289	6,401,469	7,272,261
Total shares issued	6,309,539	6,766,062	7,596,185
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). On April 2, 2025, Moody's reaffirmed its short-term credit ratings, downgraded our long-term credit rating to A2, and placed our ratings under stable outlook. Currently, our outlook and current debt ratings, which are all considered investment grade, are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of September 30, 2025. Our debt covenants are described in Note 8 to the consolidated financial statements.

Contractual Obligations and Commercial Commitments
The following table provides information about contractual obligations and commercial commitments at September 30, 2025.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(In thousands)
Contractual Obligations
Long-term debt (1)	$8,935,000	$10,000	$650,000	$500,000	$7,775,000
Securitized long-term debt	77,003	8,767	18,647	20,645	28,944
Interest charges (2)	7,867,907	418,219	827,500	779,125	5,843,063
Interest charges on securitized long-term debt	16,841	3,860	6,343	4,345	2,293
Finance leases (3)	63,067	3,502	7,203	7,485	44,877
Operating leases (4)	375,802	56,546	99,453	75,059	144,744
Financial instrument obligations (5)	6,485	6,339	146	—	—
Pension and postretirement benefit plan contributions (6)	286,856	30,175	75,661	45,773	135,247
Uncertain tax positions (7)	60,332	—	60,332	—	—
Total contractual obligations	$17,689,293	$537,408	$1,745,285	$1,432,432	$13,974,168

(1)Long-term debt excludes our finance lease obligations, which are separately reported within this table. See Note 8 to the consolidated financial statements for further details.

(2)Interest charges were calculated using the coupon rate for each debt issuance through the contractual maturity date.
(3)Finance lease payments shown above include interest totaling $15.8 million. See Note 7 to the consolidated financial statements.
(4)Operating lease payments shown above include interest totaling $68.2 million. See Note 7 to the consolidated financial statements.
(5)Represents liabilities for natural gas commodity financial instruments that were valued as of September 30, 2025. The ultimate settlement amounts of these remaining liabilities are unknown because they are subject to continuing market risk until the financial instruments are settled.
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

We maintain supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of individual contracts. Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. At September 30, 2025, we were committed to purchase 73.4 Bcf within one year and 114.9 Bcf within two to three years under indexed contracts. At September 30, 2025, we were committed to purchase 21.0 Bcf within one year under fixed price contracts with a weighted average price of $2.70 per Mcf.
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
The following table shows the components of the change in fair value of our financial instruments for the fiscal year ended September 30, 2025 (in thousands):

Fair value of contracts at September 30, 2024	$88,651
Contracts realized/settled	(130,755)
Fair value of new contracts	5,181
Other changes in value	40,335
Fair value of contracts at September 30, 2025	3,412
Netting of cash collateral	—
Cash collateral and fair value of contracts at September 30, 2025	$3,412
The fair value of our financial instruments at September 30, 2025, is presented below by time period and fair value source:

	Fair Value of Contracts at September 30, 2025
	Maturity in years
Source of Fair Value	Less than 1	1-3	4-5	Greater than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(1,036)	$4,448	$—	$—	$3,412
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(1,036)	$4,448	$—	$—	$3,412

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
Interest Rate Risk
Our earnings are exposed to changes in short-term interest rates associated with our short-term commercial paper program and other short-term borrowings. We use a sensitivity analysis to estimate our short-term interest rate risk. For purposes of this analysis, we estimate our short-term interest rate risk as the difference between our actual interest expense for the period and estimated interest expense for the period assuming a hypothetical average one percent increase in the interest rates associated with our short-term borrowings. Had interest rates associated with our short-term borrowings increased by an average of one percent, our interest expense would not have materially increased during 2025.

ITEM 8.	Financial Statements and Supplementary Data.
All financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and accompanying notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Atmos Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation (the Company) as of September 30, 2025 and 2024, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 14, 2025 expressed an unqualified opinion thereon.
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

Regulation
Description of the Matter
As discussed in Note 3 to the consolidated financial statements, the Company’s distribution and pipeline and storage operations are subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which they operate. The Company’s accounting policies recognize the financial effects of the ratemaking and accounting practices and policies of the various regulatory commissions and are subject to accounting principles for rate-regulated activities. As a result, certain costs are permitted to be capitalized rather than expensed because they can be recovered through rates. The Company records certain costs as regulatory assets when future recovery through customer rates is considered probable. Regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. The amounts to be recovered or recognized are based upon the Company’s historical experience and understanding of the regulations. As of September 30, 2025, there were $608.7 million of deferred costs included in regulatory assets and $1,269.6 million of regulatory liabilities awaiting cash outflow or potential refund.
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

Dallas, Texas
November 14, 2025

ATMOS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30
	2025	2024
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$28,028,820	$24,784,285
Construction in progress	1,235,316	1,063,798
	29,264,136	25,848,083
Less accumulated depreciation and amortization	3,971,146	3,643,716
Net property, plant and equipment	25,292,990	22,204,367
Current assets
Cash and cash equivalents	202,687	307,340
Restricted cash and cash equivalents	1,116	1,516
Cash and cash equivalents and restricted cash and cash equivalents	203,803	308,856
Accounts receivable, less allowance for uncollectible accounts of $45,259 in 2025 and $37,056 in 2024	375,509	365,882
Gas stored underground	171,756	169,508
Other current assets	301,627	288,068
Total current assets	1,052,695	1,132,314
Securitized intangible asset, less accumulated amortization of $18,473 in 2025 and $10,756 in 2024 (See Note 10)	75,127	82,844
Goodwill	731,257	731,257
Deferred charges and other assets	1,097,453	1,043,683
	$28,249,522	$25,194,465
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: 2025 — 161,568,384 shares; 2024 — 155,258,845 shares	$808	$776
Additional paid-in capital	8,221,455	7,474,559
Accumulated other comprehensive income	475,015	465,715
Retained earnings	4,861,612	4,216,619
Shareholders’ equity	13,558,890	12,157,669
Long-term debt	8,907,169	7,783,646
Securitized long-term debt (See Note 10)	68,236	76,871
Total capitalization	22,534,295	20,018,186
Commitments and contingencies (See Note 14)
Current liabilities
Accounts payable and accrued liabilities	506,516	445,397
Other current liabilities	835,557	750,620
Current maturities of long-term debt	11,775	1,651
Current maturities of securitized long-term debt (See Note 10)	8,767	8,207
Total current liabilities	1,362,615	1,205,875
Deferred income taxes	2,918,347	2,593,342
Regulatory excess deferred taxes (See Note 15)	117,482	177,315
Regulatory cost of removal obligation	532,461	507,815
Deferred credits and other liabilities	784,322	691,932
	$28,249,522	$25,194,465
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2025	2024	2023
	(In thousands, except per share data)
Operating revenues
Distribution segment	$4,425,397	$3,915,141	$4,099,690
Pipeline and storage segment	1,065,300	938,029	785,174
Intersegment eliminations	(787,942)	(687,983)	(609,507)
Total operating revenues	4,702,755	4,165,187	4,275,357
Purchased gas cost
Distribution segment	1,854,323	1,620,515	2,061,920
Pipeline and storage segment	(1,346)	146	(1,220)
Intersegment eliminations	(786,923)	(686,968)	(608,527)
Total purchased gas cost	1,066,054	933,693	1,452,173
Operation and maintenance expense	902,942	819,137	764,906
Depreciation and amortization expense	734,745	669,972	604,327
Taxes, other than income	439,043	387,023	386,804
Operating income	1,559,971	1,355,362	1,067,147
Other non-operating income	89,741	71,046	69,775
Interest charges	171,678	190,632	137,281
Income before income taxes	1,478,034	1,235,776	999,641
Income tax expense	279,280	192,881	113,779
Net income	$1,198,754	$1,042,895	$885,862
Basic net income per share	$7.54	$6.83	$6.10
Diluted net income per share	$7.46	$6.83	$6.10
Weighted average shares outstanding:
Basic	158,943	152,508	145,121
Diluted	160,573	152,666	145,166

Net income	$1,198,754	$1,042,895	$885,862
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(3), $168 and $37	(4)	582	126
Cash flow hedges:
Amortization and unrealized gains (losses) on interest rate agreements, net of tax of $1,103, $(15,432) and $43,148	9,304	(53,395)	149,290
Total other comprehensive income (loss)	9,300	(52,813)	149,416
Total comprehensive income	$1,208,054	$990,082	$1,035,278
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2022	140,896,598	$704	$5,838,118	$369,112	$3,211,157	$9,419,091
Net income	—	—	—	—	885,862	885,862
Other comprehensive income	—	—	—	149,416	—	149,416
Cash dividends ($2.96 per share)	—	—	—	—	(430,345)	(430,345)
Common stock issued:
Public offering	7,272,261	36	806,913	—	—	806,949
Direct stock purchase plan	64,871	—	7,429	—	—	7,429
Retirement savings plan	69,716	1	7,965	—	—	7,966
1998 Long-term incentive plan	189,337	1	2,107	—	—	2,108
Employee stock-based compensation	—	—	21,588	—	—	21,588
Balance, September 30, 2023	148,492,783	742	6,684,120	518,528	3,666,674	10,870,064
Net income	—	—	—	—	1,042,895	1,042,895
Other comprehensive loss	—	—	—	(52,813)	—	(52,813)
Cash dividends ($3.22 per share)	—	—	—	—	(492,950)	(492,950)
Common stock issued:
Public offering	6,401,469	32	749,955	—	—	749,987
Direct stock purchase plan	60,756	—	7,129	—	—	7,129
Retirement savings plan	67,134	1	7,954	—	—	7,955
1998 Long-term incentive plan	236,703	1	2,197	—	—	2,198
Employee stock-based compensation	—	—	23,204	—	—	23,204
Balance, September 30, 2024	155,258,845	776	7,474,559	465,715	4,216,619	12,157,669
Net income	—	—	—	—	1,198,754	1,198,754
Other comprehensive income	—	—	—	9,300	—	9,300
Cash dividends ($3.48 per share)	—	—	—	—	(553,761)	(553,761)
Common stock issued:
Public offering	5,931,289	30	698,432	—	—	698,462
Direct stock purchase plan	47,422	—	7,231	—	—	7,231
Retirement savings plan	54,565	—	8,046	—	—	8,046
1998 Long-term incentive plan	276,263	2	2,683	—	—	2,685
Employee stock-based compensation	—	—	30,504	—	—	30,504
Balance, September 30, 2025	161,568,384	$808	$8,221,455	$475,015	$4,861,612	$13,558,890

See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2025	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,198,754	$1,042,895	$885,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	734,745	669,972	604,327
Deferred income taxes	268,606	172,707	108,215
Stock-based compensation	12,731	10,709	10,178
Amortization of debt issuance costs	(14,962)	(6,882)	3,639
Equity component of AFUDC	(75,425)	(58,234)	(64,019)
Other	11,003	1,546	(591)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,417)	(40,909)	46,859
(Increase) decrease in gas stored underground	(2,248)	76,322	112,111
Decrease in Winter Storm Uri current regulatory asset (see Note 10)	—	—	2,021,889
(Increase) decrease in other current assets	19,517	17,138	(36,041)
Increase in deferred charges and other assets	(211,286)	(195,369)	(172,586)
Increase (decrease) in accounts payable and accrued liabilities	31,558	(4,563)	(132,575)
Increase (decrease) in other current liabilities	31,406	(10,287)	30,687
Increase in deferred credits and other liabilities	46,474	58,701	41,788
Net cash provided by operating activities	2,049,456	1,733,746	3,459,743
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(3,561,399)	(2,937,124)	(2,805,973)
Purchases of debt and equity securities	(34,323)	(19,734)	(46,789)
Proceeds from sale of debt and equity securities	7,267	5,977	25,134
Maturities of debt securities	22,801	12,050	13,340
Other, net	4,372	16,062	19,008
Net cash used in investing activities	(3,561,282)	(2,922,769)	(2,795,280)
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended September 30
	2025	2024	2023
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt	—	(241,933)	56,966
Proceeds from issuance of long-term debt, net of premium/discount	1,143,447	1,240,204	797,258
Proceeds from issuance of securitized long-term debt by AEK	—	—	95,000
Net proceeds from equity offering	698,462	749,987	806,949
Issuance of common stock through stock purchase and employee retirement plans	15,277	15,084	15,395
Settlement of interest rate swaps	122,874	231,138	171,145
Proceeds from term loan	—	—	2,020,000
Repayment of term loan	—	—	(2,020,000)
Repayment of long-term debt	—	—	(2,200,000)
Repayment of securitized long-term debt by AEK	(8,075)	(9,922)	—
Cash dividends paid	(553,761)	(492,950)	(430,345)
Debt issuance costs	(10,384)	(11,844)	(7,864)
Securitized debt issuance costs	—	—	(1,273)
Other	(1,067)	(1,133)	—
Net cash provided by (used in) financing activities	1,406,773	1,478,631	(696,769)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(105,053)	289,608	(32,306)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	308,856	19,248	51,554
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$203,803	$308,856	$19,248
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business
Atmos Energy Corporation (Atmos Energy or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Through our distribution business, we deliver natural gas through sales and transportation arrangements to approximately 3.4 million residential, commercial, public-authority, and industrial customers through our six regulated distribution divisions in the service areas described below:

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
The following table details amounts capitalized for the fiscal year ended September 30.

		2025	2024	2023
Component of AFUDC	Statement of Comprehensive Income Location	(In thousands)
Debt	Interest charges	$21,104	$14,655	$15,808
Equity	Other non-operating income	75,425	58,234	64,019
		$96,529	$72,889	$79,827
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
Regulated property, plant and equipment is depreciated at various rates on a straight-line basis. These rates are approved by our regulatory commissions and are comprised of two components: one based on average service life and one based on cost of removal. Accordingly, we recognize our cost of removal expense as a component of depreciation expense. The related cost of removal accrual is reflected as a regulatory liability on the consolidated balance sheet. At the time property, plant and equipment is retired, removal expenses less salvage, are charged to the regulatory cost of removal accrual. The composite depreciation rate was 2.8 percent for the fiscal year ended September 30, 2025, 2.9 percent for the fiscal year ended September 30, 2024, and 3.0 percent for the fiscal year ended September 30, 2023.
Other property, plant and equipment is stated at cost. Depreciation is generally computed on the straight-line method for financial reporting purposes based upon estimated useful lives.
Impairment of long-lived assets — We evaluate whether events or circumstances have occurred that indicate that other long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected future cash flows. In the event the sum of the expected future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. No impairment losses were recorded for our long-lived assets during the fiscal years ended September 30, 2025, 2024, and 2023.
Goodwill — We annually evaluate our goodwill balances for impairment during our second fiscal quarter or more frequently as impairment indicators arise. During the second quarter of fiscal 2025, we completed our annual goodwill

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment assessment. We test goodwill for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired. Although not applicable for the fiscal 2025 analysis, if a qualitative goodwill assessment resulted in impairment indicators, we would then use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. These calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates, and the discount rate. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value.
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
Marketable securities — As of September 30, 2025, we hold marketable securities classified as either equity or debt securities. Changes in fair value of our equity securities are recorded in net income, while debt securities, which are considered available-for-sale securities, are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss).
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
Financial Instruments Associated with Interest Rate Risk
In connection with the planned issuance of long-term debt, we may use financial instruments to manage interest rate risk. We currently manage this risk through the use of forward starting interest rate swaps to fix the Treasury yield component of the interest cost associated with anticipated financings. We designate these financial instruments as cash flow hedges at the time the agreements are executed. Unrealized gains and losses associated with the instruments are recorded as a component of accumulated other comprehensive income (loss). When the instruments settle, the realized gain or loss is recorded as a component of accumulated other comprehensive income (loss) and recognized as a component of interest charges over the life of the related financing arrangement. As of September 30, 2025 and 2024, no cash was required to be held in margin accounts.
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
Recent accounting pronouncements
Accounting pronouncements adopted in fiscal 2025
In November 2023, the Financial Accounting Standards Board (FASB) issued guidance which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. We adopted this amendment as of September 30, 2025 and applied it retrospectively for all periods presented. See Note 4 for further discussion.
In December 2023, the FASB issued guidance which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. We early adopted this amendment as of September 30, 2025 and applied it retrospectively for all periods presented. See Note 15 for further discussion.
Accounting pronouncements that will be effective after fiscal 2025
In November 2024, the FASB issued guidance that will require more detailed information about the types of expenses in commonly presented expense captions. The amendment is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This amendment will be effective for our Form 10-K for fiscal 2028 and our Form 10-Q for the first quarter of fiscal 2029. We are currently evaluating the impact this may have on our financial statement disclosures.
In September 2025, the FASB issued guidance which provides qualitative updates to the determination of capitalizing internal-use software costs by expanding the scope to allow for various software development methods. The amendment is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendment may be applied prospectively, retrospectively, or with a modified transition approach. This amendment will be effective for our Form 10-K for fiscal 2029 and our Form 10-Q for the first quarter of fiscal 2029. We are currently evaluating the impact this may have on our financial statement disclosures.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Regulation
Our distribution and pipeline and storage operations are subject to regulation with respect to rates, service, maintenance of accounting records, and various other matters by the respective regulatory authorities in the states in which we operate, which creates regulatory assets and liabilities that are recovered from or refunded to customers over time through the ratemaking process. Substantially all of our regulatory assets are recorded as a component of other current assets and deferred charges and other assets and our regulatory liabilities are recorded as a component of other current liabilities and deferred credits and other liabilities. Deferred gas costs are recorded either in other current assets or liabilities and the long-term portion of regulatory excess deferred taxes and regulatory cost of removal obligation are reported separately. Significant regulatory assets and liabilities as of September 30, 2025 and 2024 included the following:

	September 30
	2025	2024
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$262	$11,243
Infrastructure mechanisms (1)	314,047	246,734
Winter Storm Uri incremental costs	5,841	10,373
Deferred gas costs	140,626	159,762
Regulatory excess deferred taxes (2)	49,793	51,380
Recoverable loss on reacquired debt	2,903	3,070
Deferred pipeline record collection costs	39,035	41,742
System Safety and Integrity Riders (3)	43,625	38,632
Other	12,597	16,454
	$608,729	$579,390
Regulatory liabilities:
Regulatory excess deferred taxes (2)	$190,274	$257,001
Regulatory cost of removal obligation	641,019	607,032
Deferred gas costs	6,879	9,142
APT annual adjustment mechanism	99,393	73,119
Pension and postretirement benefit costs	291,351	247,250
Other	40,732	34,338
	$1,269,648	$1,227,882

(1)Infrastructure mechanisms in Texas, Louisiana, and Tennessee allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on the deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recovered through base rates.
(2)Regulatory excess deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA"), a Kansas legislative change enacted in fiscal 2020, and a Louisiana legislative change enacted in fiscal 2025. See Notes 13 and 15 to the consolidated financial statements for further information.
(3)In our APT and West Texas Divisions and portions of our Mid-Tex Division, the RRC has approved the deferral of certain system safety and integrity costs incurred in excess of a specified benchmark. These costs are eligible for recovery in a future filing after such costs are approved by the RRC.
4.    Segment Information
As of September 30, 2025, we manage and review our consolidated operations through the following two reportable segments:
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Our Chief Operating Decision Maker (CODM), the Chief Executive Officer, evaluates performance for each reportable segment based on net income, which is used to help inform the allocation of resources as part of the Company's process for budgeting and monitoring financial performance.
Income statement information and capital expenditures by segment are shown in the following tables.

	Year Ended September 30, 2025
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Operating revenues from external parties	$4,422,355	$280,400	$4,702,755
Intersegment revenues	3,042	784,900	787,942
Total operating revenues	4,425,397	1,065,300	5,490,697
Operation and maintenance expense	644,924	229,986	874,910
Depreciation and amortization expense (2)	543,840	190,905	734,745
Interest charges (2)	99,226	72,452	171,678
Income tax expense (2)	150,961	128,319	279,280
Other segment items (1)	2,239,665	(8,335)	2,231,330
Net income (2)	$746,781	$451,973	$1,198,754
Capital expenditures (2)	$2,662,703	$898,696	$3,561,399
Reconciliation to consolidated total operating revenues:
Total operating revenues of reportable segments			$5,490,697
Elimination of intersegment revenues			(787,942)
Consolidated total operating revenues			$4,702,755

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2024
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Operating revenues from external parties	$3,912,134	$253,053	$4,165,187
Intersegment revenues	3,007	684,976	687,983
Total operating revenues	3,915,141	938,029	4,853,170
Operation and maintenance expense	589,864	218,571	808,435
Depreciation and amortization expense (2)	491,982	177,990	669,972
Interest charges (2)	117,086	73,546	190,632
Income tax expense (2)	96,041	96,840	192,881
Other segment items (1)	1,948,755	(400)	1,948,355
Net income (2)	$671,413	$371,482	$1,042,895
Capital expenditures (2)	$2,249,280	$687,844	$2,937,124
Reconciliation to consolidated total operating revenues:
Total operating revenues of reportable segments			$4,853,170
Elimination of intersegment revenues			(687,983)
Consolidated total operating revenues			$4,165,187

	Year Ended September 30, 2023
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Operating revenues from external parties	$4,096,661	$178,696	$4,275,357
Intersegment revenues	3,029	606,478	609,507
Total operating revenues	4,099,690	785,174	4,884,864
Operation and maintenance expense	543,078	200,580	743,658
Depreciation and amortization expense (2)	434,721	169,606	604,327
Interest charges (2)	77,185	60,096	137,281
Income tax expense (2)	60,032	53,747	113,779
Other segment items (1)	2,404,277	(4,320)	2,399,957
Net income (2)	$580,397	$305,465	$885,862
Capital expenditures (2)	$1,927,125	$878,848	$2,805,973
Reconciliation to consolidated total operating revenues:
Total operating revenues of reportable segments			$4,884,864
Elimination of intersegment revenues			(609,507)
Consolidated total operating revenues			$4,275,357
(1)Other segment items consist of purchased gas cost, bad debt expense, taxes other than income taxes, the equity component of AFUDC, community support spending, and other segment income or expense deemed insignificant which are used to reach net income, our measurement of segment profit or loss.
(2)The totals of reportable segments for these items reconcile to consolidated totals.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our revenues from external parties, excluding intersegment revenues, by products and services for the fiscal years ended September 30.

	2025	2024	2023
	(In thousands)
Distribution revenues:
Gas sales revenues:
Residential	$2,916,245	$2,583,681	$2,638,689
Commercial	1,154,591	1,016,675	1,112,236
Industrial	122,576	100,596	151,970
Public authority and other	52,606	52,180	62,476
Total gas sales revenues	4,246,018	3,753,132	3,965,371
Transportation revenues	149,853	132,608	119,371
Other gas revenues	26,484	26,394	11,919
Total distribution revenues	4,422,355	3,912,134	4,096,661
Pipeline and storage revenues	280,400	253,053	178,696
Total operating revenues	$4,702,755	$4,165,187	$4,275,357

Balance sheet information at September 30, 2025 and 2024 by segment is presented in the following tables.

	September 30, 2025
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Property, plant and equipment, net (1)	$18,765,128	$6,527,862	$25,292,990
Total assets	$27,296,805	$6,896,646	$34,193,451
Reconciliation to consolidated assets:
Total assets of reportable segments			$34,193,451
Elimination of intersegment assets			(5,943,929)
Consolidated total assets			$28,249,522

	September 30, 2024
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Property, plant and equipment, net (1)	$16,372,659	$5,831,708	$22,204,367
Total assets	$24,328,877	$6,181,558	$30,510,435
Reconciliation to consolidated assets:
Total assets of reportable segments			$30,510,435
Elimination of intersegment assets			(5,315,970)
Consolidated total assets			$25,194,465
(1)The total of reportable segments for this item reconciles to consolidated total.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 9 to the consolidated financial statements, when the impact is dilutive.
Basic and diluted earnings per share for the fiscal years ended September 30 are calculated as follows:

	2025	2024	2023
	(In thousands, except per share data)
Basic Earnings Per Share
Net income	$1,198,754	$1,042,895	$885,862
Less: Income allocated to participating securities	487	553	542
Net income available to common shareholders	$1,198,267	$1,042,342	$885,320
Basic weighted average shares outstanding	158,943	152,508	145,121
Net income per share — Basic	$7.54	$6.83	$6.10

Diluted Earnings Per Share
Net income available to common shareholders	$1,198,267	$1,042,342	$885,320
Effect of dilutive shares	—	—	—
Net income available to common shareholders	$1,198,267	$1,042,342	$885,320
Basic weighted average shares outstanding	158,943	152,508	145,121
Dilutive shares	1,630	158	45
Diluted weighted average shares outstanding	160,573	152,666	145,166
Net income per share — Diluted	$7.46	$6.83	$6.10
6.    Revenue and Accounts Receivable
The following tables disaggregates our revenue from contracts with customers by customer type and segment and provides a reconciliation to total operating revenues, including intersegment revenues, for the periods presented.

	Year Ended September 30, 2025
	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$2,877,456	$—
Commercial	1,145,710	—
Industrial	122,284	—
Public authority and other	51,354	—
Total gas sales revenues	4,196,804	—
Transportation revenues	151,876	1,119,015
Miscellaneous revenues	13,123	12,749
Revenues from contracts with customers	4,361,803	1,131,764
Alternative revenue program revenues	49,215	(66,464)
Other revenues	14,379	—
Total operating revenues	$4,425,397	$1,065,300

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2024
	Distribution	Pipeline and Storage

Gas sales revenues:
Residential	$2,542,438	$—
Commercial	1,006,593	—
Industrial	100,363	—
Public authority and other	51,337	—
Total gas sales revenues	3,700,731	—
Transportation revenues	134,600	982,795
Miscellaneous revenues	11,836	15,892
Revenues from contracts with customers	3,847,167	998,687
Alternative revenue program revenues	52,401	(60,658)
Other revenues	15,573	—
Total operating revenues	$3,915,141	$938,029

	Year Ended September 30, 2023
	Distribution	Pipeline and Storage

Gas sales revenues:
Residential	$2,606,658	$—
Commercial	1,100,773	—
Industrial	151,538	—
Public authority and other	61,345	—
Total gas sales revenues	3,920,314	—
Transportation revenues	121,420	811,968
Miscellaneous revenues	10,044	12,180
Revenues from contracts with customers	4,051,778	824,148
Alternative revenue program revenues	43,139	(38,974)
Other revenues	4,773	—
Total operating revenues	$4,099,690	$785,174
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
Accounts receivable and allowance for uncollectible accounts
Rollforwards of our allowance for uncollectible accounts for the years ended September 30, 2025, 2024, and 2023 are presented in the table below.
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

Allowance for uncollectible accounts
(In thousands)
Balance, September 30, 2022	$49,993
Current period provisions	22,353
Write-offs charged against allowance	(33,595)
Recoveries of amounts previously written off	2,089
Balance, September 30, 2023	40,840
Current period provisions	24,843
Write-offs charged against allowance	(26,165)
Recoveries of amounts previously written off	1,730
Mississippi recovery of uncollectible accounts	(4,192)
Balance, September 30, 2024	37,056
Current period provisions	30,778
Write-offs charged against allowance	(24,631)
Recoveries of amounts previously written off	2,056
Balance, September 30, 2025	$45,259
7.    Leases
We utilize operating leases for office and warehouse space, tower space, vehicles, and heavy equipment used in our operations. We also have finance leases for certain build-to-suit service centers.
The following table presents our weighted average remaining lease term for our leases.

	September 30, 2025	September 30, 2024
Weighted average remaining lease term (years)
Finance leases	15.7	16.7
Operating leases	8.8	9.9
The following table represents our weighted average discount rate:

	September 30, 2025	September 30, 2024
Weighted average discount rate
Finance leases	4.0%	4.0%
Operating leases	4.5%	4.1%
Lease costs for the years ended September 30, 2025, 2024, and 2023 are presented in the table below. These costs include both amounts recognized in expense and amounts capitalized. For the years ended September 30, 2025, 2024, and 2023 we did not have material short-term lease costs or variable lease costs.

	Year Ended September 30
	2025	2024	2023
	(In thousands)
Finance lease cost	$4,467	$4,523	$4,499
Operating lease cost	56,695	48,421	44,090
Total lease cost	$61,162	$52,944	$48,589

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our ROU assets and lease liabilities are presented as follows on the consolidated balance sheets:

	Balance Sheet Classification	September 30, 2025	September 30, 2024
		(In thousands)
Assets
Finance leases	Net property, plant and equipment	$42,064	$44,748
Operating leases	Deferred charges and other assets	293,934	249,556
Total right-of-use assets		$335,998	$294,304
Liabilities
Current
Finance leases	Current maturities of long-term debt	$1,775	$1,651
Operating leases	Other current liabilities	45,010	34,340
Noncurrent
Finance leases	Long-term debt	45,459	47,239
Operating leases	Deferred credits and other liabilities	262,549	224,498
Total lease liabilities		$354,793	$307,728
Three service center leases are expected to commence in fiscal 2026 that impact our future lease payments. The total future lease payments for these leases is $116.5 million. We also entered into one service center lease during the first quarter of fiscal 2026 that is expected to commence in fiscal 2027. The total future lease payments for this lease is $33.1 million. These amounts are not included in the tables below.
Other pertinent information related to leases was as follows. During the years ended September 30, 2025, 2024, and 2023 amounts paid in cash for our finance leases were not material.

	Year Ended September 30
	2025	2024	2023
	(In thousands)
Cash paid amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$52,528	$47,069	$45,463
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$—	$—	$—
Operating leases	$89,598	$65,672	$29,976
Maturities of our lease liabilities as of September 30, 2025 were as follows by fiscal years:

	Total	Finance Leases	Operating Leases
	(In thousands)
2026	$60,048	$3,502	$56,546
2027	55,881	3,568	52,313
2028	50,775	3,635	47,140
2029	44,304	3,703	40,601
2030	38,240	3,782	34,458
Thereafter	189,621	44,877	144,744
Total lease payments	438,869	63,067	375,802
Less: Imputed interest	84,076	15,833	68,243
Total	$354,793	$47,234	$307,559
Reported as of September 30, 2025
Short-term lease liabilities	$46,785	$1,775	$45,010
Long-term lease liabilities	308,008	45,459	262,549
Total lease liabilities	$354,793	$47,234	$307,559

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Debt
Long-term debt
Long-term debt at September 30, 2025 and 2024 consisted of the following:

	2025	2024
	(In thousands)
Unsecured 3.00% Senior Notes, due June 2027	$500,000	$500,000
Unsecured 2.625% Senior Notes, due September 2029	500,000	500,000
Unsecured 1.50% Senior Notes, due January 2031	600,000	600,000
Unsecured 5.45% Senior Notes, due October 2032	300,000	300,000
Unsecured 5.90% Senior Notes, due November 2033	725,000	725,000
Unsecured 5.95% Senior Notes, due October 2034	200,000	200,000
Unsecured 5.20% Senior Notes, due August 2035	500,000	—
Unsecured 5.50% Senior Notes, due June 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due January 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due October 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due October 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due March 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due September 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due February 2052	600,000	600,000
Unsecured 5.75% Senior Notes, due October 2052	500,000	500,000
Unsecured 6.20% Senior Notes, due November 2053	500,000	500,000
Unsecured 5.00% Senior Notes, due December 2054	650,000	—
Medium term Series A notes, 1995-1, 6.67%, due December 2025	10,000	10,000
Unsecured 6.75% Debentures, due July 2028	150,000	150,000
Finance lease obligations (see Note 7)	47,234	48,890
Total long-term debt	8,982,234	7,833,890
Less:
Net original issue premium on unsecured senior notes and debentures	(1,332)	(9,071)
Debt issuance cost	64,622	57,664
Current maturities	11,775	1,651
	$8,907,169	$7,783,646
Maturities of long-term debt, excluding our finance lease obligations, at September 30, 2025 were as follows by fiscal years (in thousands):

2026	$10,000
2027	500,000
2028	150,000
2029	500,000
2030	—
Thereafter	7,775,000
$8,935,000
On October 1, 2025, we completed a public offering of $600 million of 5.45% senior notes due January 2056, with an effective interest rate of 4.85%, after giving effect to the estimated offering costs and settlement of our interest rate swaps. The net proceeds from the offering, after the underwriting discount and estimated offering expenses, of $589.8 million were used for general corporate purposes. In September 2025, we settled the designated interest rate swaps associated with the offering and received $122.9 million.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 26, 2025, we completed a public offering of $500 million of 5.20% senior notes due August 2035, with an effective interest rate of 5.35%, after giving effect to the offering costs. The net proceeds from the offering, after the underwriting discount and offering expenses, of $493.7 million were used for general corporate purposes.
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
On June 21, 2024, we completed a public offering of $325 million of 5.90% senior notes due November 2033, with an effective interest rate of 5.17%, after giving effect to the offering costs. The net proceeds from the offering, after the underwriting discount and offering expenses, of $339.0 million were used for general corporate purposes.
On October 10, 2023, we completed a public offering of $500 million of 6.20% senior notes due November 2053, with an effective interest rate of 5.56%, after giving effect to the offering costs and settlement of our interest rate swaps, and $400 million of 5.90% senior notes due November 2033, with an effective interest rate of 4.35%, after giving effect to the offering costs and settlement of our interest rate swaps. The net proceeds from the offering, after the underwriting discount and offering expenses, of $889.4 million were used for general corporate purposes. In September 2023, we settled the designated interest rate swaps associated with this offering and received $171.1 million.
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
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that expires on March 28, 2030. This facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At September 30, 2025 and 2024, there were no amounts outstanding under our commercial paper program.
We also have a $1.5 billion three-year senior unsecured credit facility, which expires March 28, 2028, that is used to provide additional working capital funding. This facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At September 30, 2025 and 2024, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2025 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of September 30, 2025 and 2024.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed March 31, 2025 and is used to issue letters of credit and to provide working capital funding. At September 30, 2025, there were no borrowings outstanding under the new facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt Covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At September 30, 2025, our total-debt-to-total-capitalization ratio, as defined, was 41 percent. In addition, both the interest margin and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales, and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. We were in compliance with all of our debt covenants as of September 30, 2025. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

9.    Shareholders' Equity

Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
On December 3, 2024, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that allows us to issue up to $8.0 billion in common stock and/or debt securities, which expires December 3, 2027. This shelf registration statement replaced our previous shelf registration statement which was filed on March 31, 2023. As of the date of this report, $5.2 billion of securities remained available for issuance under the shelf registration statement.
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
During the year ended September 30, 2025, we executed forward sales under our ATM equity sales program with various forward sellers who borrowed and sold 5,967,768 shares of our common stock at an aggregate price of $871.5 million. During the year ended September 30, 2025, we also settled forward sale agreements with respect to 5,931,289 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $698.5 million. As of September 30, 2025, $828.5 million of equity was available for issuance under our existing ATM program. Additionally, we had $1.6 billion in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In Thousands)	Forward Price
December 31, 2025	1,160,351	$148,610	$128.07
March 31, 2026	3,627,033	465,210	$128.26
June 30, 2026	669,043	89,572	$133.88
December 31, 2026	3,392,352	475,294	$140.11
March 31, 2027	2,477,820	379,836	$153.29
Total	11,326,599	$1,558,522	$137.60
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2024	$213	$465,502	$465,715
Other comprehensive income (loss) before reclassifications	(4)	24,208	24,204
Amounts reclassified from accumulated other comprehensive income	—	(14,904)	(14,904)
Net current-period other comprehensive income (loss)	(4)	9,304	9,300
September 30, 2025	$209	$474,806	$475,015

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2023	$(369)	$518,897	$518,528
Other comprehensive income (loss) before reclassifications	582	(43,430)	(42,848)
Amounts reclassified from accumulated other comprehensive income	—	(9,965)	(9,965)
Net current-period other comprehensive income (loss)	582	(53,395)	(52,813)
September 30, 2024	$213	$465,502	$465,715

10.    Securitization
Kansas
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
The Securitized Utility Tariff Property that was acquired by AEK is classified as a securitized intangible asset on our consolidated balance sheets. This securitized intangible asset will be amortized over 10 years, the estimated period needed to collect the required amounts from Atmos Energy's customers to service the Securitized Utility Tariff Bonds, with a remaining weighted average amortization period of 4.07 years as of September 30, 2025. The amortization expense related to the securitized intangible asset is included in depreciation and amortization expense in our consolidated statements of comprehensive income.
The following table summarizes the impact of AEK on our consolidated balance sheets, for the periods indicated:

	September 30, 2025	September 30, 2024
	(In thousands)
Restricted cash and cash equivalents	$1,116	$1,516
Other current assets	$1	$3
Securitized intangible asset, net	$75,127	$82,844
Accrued interest	$331	$365
Current maturities of securitized long-term debt	$8,767	$8,207
Securitized long-term debt	$68,236	$76,871

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the impact of AEK on our consolidated statements of comprehensive income, for the periods indicated:

	Year Ended September 30
	2025	2024	2023
	(In thousands)
Operating revenues	$12,408	$13,660	$2,743
Operation and maintenance expense	(559)	(427)	—
Amortization expense	(7,717)	(8,715)	(1,398)
Interest expense, net	(4,132)	(4,518)	(1,345)
Income before income taxes	$—	$—	$—
The following table summarizes the maturities of the securitized long-term debt and the amortization expense related to the securitized intangible asset expected to be recognized in our consolidated statements of comprehensive income:

	Maturities of Securitized Long-Term Debt	Amortization Expense of Securitized Intangible Asset
For the fiscal year ending:	(In thousands)
2026	$8,767	$8,555
2027	9,086	9,001
2028	9,561	9,471
2029	10,060	9,966
2030	10,585	10,486
Thereafter	28,944	27,648
Total	$77,003	$75,127
The securitized long-term debt is recorded at carrying value. The fair value of the securitized long-term debt is determined using third party market value quotations, which are considered Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value and fair value of the securitized long-term debt as of September 30, 2025 is $77.0 million and $78.8 million, and as of September 30, 2024 is $85.1 million and $87.8 million.
Texas
In March 2023, the Texas Natural Gas Securitization Finance Corporation (the Finance Corporation), with the authority of the Texas Public Finance Authority (TPFA), issued $3.5 billion in customer rate relief bonds with varying scheduled final maturities from 12 to 18 years. The bonds are obligations of the Finance Corporation, payable from the customer rate relief charges and other bond collateral, and are not an obligation of Atmos Energy. We collected $2.02 billion of this amount and relieved the regulatory asset that we recorded in fiscal 2021 for costs incurred during Winter Storm Uri.
We began collecting the customer rate relief charges on October 1, 2023, and any such property collected is solely owned by the Finance Corporation and not available to pay creditors of Atmos Energy.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Employee Pension Plan	Supplemental Executive Retirement Plans	Postretirement Plan	Total
	(In thousands)
September 30, 2025
Unrecognized prior service credit	$—	$—	$(9,984)	$(9,984)
Unrecognized actuarial (gain) loss	(179,351)	17,661	(116,690)	(278,380)
	$(179,351)	$17,661	$(126,674)	$(288,364)
September 30, 2024
Unrecognized prior service credit	$—	$—	$(24,897)	$(24,897)
Unrecognized actuarial (gain) loss	(126,989)	16,136	(111,500)	(222,353)
	$(126,989)	$16,136	$(136,397)	$(247,250)
Defined Benefit Plans
Employee Pension Plan
As of September 30, 2025, we maintained one cash balance defined benefit plan, the Atmos Energy Corporation Pension Account Plan (the Pension Plan). The Pension Plan was established effective January 1999 and covers most of the employees of Atmos Energy that were hired on or before September 30, 2010. Effective October 1, 2010, the Pension Plan was closed to new participants. The assets of the Pension Plan are held within the Atmos Energy Corporation Master Retirement Trust (the Master Trust).
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
During fiscal 2025 we made no contributions to the Pension Plan and during fiscal 2024 we contributed $5.0 million in cash to the Pension Plan to achieve a desired level of funding while maximizing the tax deductibility of this payment. Based upon market conditions at September 30, 2025, the current funded position of the Pension Plan, and the funding requirements under the PPA, we do not anticipate a minimum required contribution for fiscal 2026. However, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.
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
The following table presents asset allocation information for the Master Trust as of September 30, 2025 and 2024.

	Targeted Allocation Range	Actual Allocation September 30
Security Class		2025	2024
Domestic equities	35%-55%	43.6%	42.8%
International equities	10%-20%	15.5%	15.8%
Fixed income	5%-45%	24.3%	22.3%
Company stock	0%-15%	14.0%	16.7%
Other assets	0%-20%	2.6%	2.4%
At September 30, 2025 and 2024, the Pension Plan held 506,700 and 716,700 shares of our common stock which represented 14.0 percent and 16.7 percent of total Pension Plan assets. These shares generated dividend income for the Pension Plan of approximately $1.9 million and $2.3 million during fiscal 2025 and 2024.
Our Pension Plan expenses and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets, and assumed discount rates and demographic data. We review the estimates and assumptions underlying our Pension Plan annually based upon a September 30 measurement date. The development of our assumptions is fully described in our significant accounting policies in Note 2 to the consolidated financial statements. The actuarial assumptions used to determine the pension asset for the Pension Plan was determined as of September 30, 2025 and 2024 and the actuarial assumptions used to determine the net periodic pension cost for the Pension Plan was determined as of September 30, 2024, 2023, and 2022.
Additional assumptions are presented in the following table:

	Pension Asset		Pension Cost
	2025	2024	2025	2024	2023
Discount rate	5.45%	5.02%	5.02%	6.10%	5.66%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%
Expected return on plan assets	6.50%	6.50%	6.50%	6.25%	6.25%
Interest crediting rate (1)	4.69%	4.69%	4.69%	4.69%	4.69%
(1)    The interest crediting rate assumption for the development of the fiscal 2025 pension asset is 4.73% for calendar year 2026, then reverting back to 4.69% for all future years.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Pension Plan’s accumulated benefit obligation, projected benefit obligation, and funded status as of September 30, 2025 and 2024:

	2025	2024
	(In thousands)
Accumulated benefit obligation	$428,845	$448,353
Change in projected benefit obligation:
Benefit obligation at beginning of year	$470,902	$431,560
Service cost	10,047	9,546
Interest cost	23,164	25,731
Actuarial (gain) loss	(18,133)	44,205
Benefits paid	(35,556)	(40,140)
Benefit obligation at end of year	450,424	470,902
Change in plan assets:
Fair value of plan assets at beginning of year	595,212	502,412
Actual return on plan assets	64,847	127,940
Employer contributions	—	5,000
Benefits paid	(35,556)	(40,140)
Fair value of plan assets at end of year	624,503	595,212
Reconciliation:
Funded status	174,079	124,310
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Net amount recognized	$174,079	$124,310

Net periodic pension cost for the Pension Plan for fiscal 2025, 2024, and 2023 is presented in the following table.

	Fiscal Year Ended September 30
	2025	2024	2023
	(In thousands)
Components of net periodic pension cost:
Service cost	$10,047	$9,546	$10,805
Interest cost (1)	23,164	25,731	24,924
Expected return on assets (1)	(30,618)	(28,808)	(29,113)
Amortization of prior service credit (1)	—	—	(121)
Recognized actuarial gain (1)	—	(67)	—
Net periodic pension cost	$2,593	$6,402	$6,495

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of September 30, 2025 and 2024. As required by authoritative accounting literature, assets are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The methods used to determine fair value for the assets held by the Pension Plan are fully described in Note 2 to the consolidated financial statements. Investments in our common/collective trusts and limited partnerships that are measured at net asset value per share equivalent are not classified in the fair value hierarchy. The net asset value amounts presented are intended to reconcile the fair value hierarchy to the total investments. In addition to the assets shown below, the Pension Plan had net accounts receivable of $5.1 million and $0.7 million at September 30, 2025 and 2024, which materially approximates fair value due to the short-term nature of these assets.

	Assets at Fair Value as of September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$284,573	$—	$—	$284,573
Money market funds	—	16,293	—	16,293
Registered investment companies	123,022	—	—	123,022
Government securities:
Mortgage-backed securities	—	26,101	—	26,101
U.S. treasuries	15,021	26	—	15,047
Corporate bonds	—	32,517	—	32,517
Asset-backed securities	—	1,475	—	1,475
Total investments measured at fair value	$422,616	$76,412	$—	499,028
Investments measured at net asset value:
Common/collective trusts (1)				95,558
Limited partnerships (1)				24,843
Total investments				$619,429

	Assets at Fair Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$289,301	$—	$—	$289,301
Money market funds	—	14,542	—	14,542
Registered investment companies	90,086	—	—	90,086
Government securities:
Mortgage-backed securities	—	24,383	—	24,383
U.S. treasuries	9,398	27	—	9,425
Corporate bonds	—	31,986	—	31,986
Total investments measured at fair value	$388,785	$70,938	$—	459,723
Investments measured at net asset value:
Common/collective trusts (1)				111,103
Limited partnerships (1)				23,665
Total investments				$594,491
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
We review the estimates and assumptions underlying our Supplemental Plans annually based upon a September 30 measurement date using the same techniques as our Pension Plan. The actuarial assumptions used to determine the pension liability for the Supplemental Plans were determined as of September 30, 2025 and 2024 and the actuarial assumptions used to determine the net periodic pension cost for the Supplemental Plans were determined as of September 30, 2024, 2023, and 2022. These assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2025	2024	2025	2024	2023
Discount rate (1)	5.14%	4.92%	4.92%	5.85%	5.50%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%
Interest crediting rate (2)	4.69%	4.69%	4.69%	4.69%	4.69%
 (1)    Reflects a weighted average discount rate for pension cost for fiscal 2024 and 2023 due to the settlements during the year.
 (2)    The interest crediting rate assumption for the development of the fiscal 2025 pension liability is 4.73% for calendar year 2026, then reverting back to 4.69% for all future years.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Supplemental Plans’ accumulated benefit obligation, projected benefit obligation, and funded status as of September 30, 2025 and 2024:

	2025	2024
	(In thousands)
Accumulated benefit obligation	$73,570	$71,003
Change in projected benefit obligation:
Benefit obligation at beginning of year	$71,944	$75,898
Service cost	1,302	55
Interest cost	3,488	4,024
Actuarial loss	2,547	5,853
Benefits paid	(4,761)	(4,285)
Settlements	—	(9,601)
Benefit obligation at end of year	74,520	71,944
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	—	—
Benefits paid	—	—
Settlements	—	—
Fair value of plan assets at end of year	—	—
Reconciliation:
Funded status	(74,520)	(71,944)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued pension cost	$(74,520)	$(71,944)
Assets for the Supplemental Plans are held in separate rabbi trusts. At September 30, 2025 and 2024, assets held in the rabbi trusts consisted of equity securities of $30.1 million and $31.1 million, which are included in our fair value disclosures in Note 17 to the consolidated financial statements.
Net periodic pension cost for the Supplemental Plans for fiscal 2025, 2024, and 2023 is presented in the following table.

	Fiscal Year Ended September 30
	2025	2024	2023
	(In thousands)
Components of net periodic pension cost:
Service cost	$1,302	$55	$845
Interest cost (1)	3,488	4,024	4,227
Recognized actuarial loss (1)	1,022	501	691
Settlements (1)	—	1,529	1,030
Net periodic pension cost	$5,812	$6,109	$6,793

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments
The following benefit payments for our defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:

	Pension Plan	Supplemental Plans
	(In thousands)
2026	$40,122	$6,277
2027	39,190	9,627
2028	38,729	28,392
2029	38,798	3,783
2030	38,777	3,615
2031-2035	178,831	31,031
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
Generally, our funding policy is to contribute annually an amount in accordance with the requirements of ERISA. However, additional voluntary contributions are made annually as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. We expect to contribute between $13 million and $18 million to our Retiree Medical Plan during fiscal 2026.
We maintain a formal investment policy with respect to the assets in our Retiree Medical Plan to ensure the assets funding the Retiree Medical Plan are appropriately invested to maintain an acceptable level of risk. We also consider our current financial status when making recommendations and decisions regarding the Retiree Medical Plan.
We currently invest the assets funding our Retiree Medical Plan in diversified investment funds which consist of common stocks, preferred stocks, and fixed income securities. The diversified investment funds may invest up to 75 percent of assets in common stocks and convertible securities. The following table presents asset allocation information for the Retiree Medical Plan assets as of September 30, 2025 and 2024.

	Actual Allocation September 30
Security Class	2025	2024
Diversified investment funds	98.6%	97.8%
Cash and cash equivalents	1.4%	2.2%
We review the estimates and assumptions underlying our Retiree Medical Plan annually based upon a September 30 measurement date using the same techniques as our Pension Plan and Supplemental Plans. The actuarial assumptions used to determine the postretirement asset for our Retiree Medical Plan were determined as of September 30, 2025 and 2024 and the actuarial assumptions used to determine the net periodic postretirement cost for the Retiree Medical Plan were determined as of September 30, 2024, 2023, and 2022.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions are presented in the following table:

	Postretirement Asset		Postretirement Cost
	2025	2024	2025	2024	2023
Discount rate	5.47%	5.01%	5.01%	6.06%	5.61%
Expected return on plan assets	5.14%	5.14%	5.14%	4.94%	4.94%
Initial trend rate	7.00%	6.75%	6.75%	6.50%	6.25%
Ultimate trend rate	5.00%	5.00%	5.00%	5.00%	4.75%
Ultimate trend reached in	2034	2032	2032	2030	2029

The following table presents the Retiree Medical Plan’s benefit obligation and funded status as of September 30, 2025 and 2024:

	2025	2024
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$269,391	$234,004
Service cost	8,132	6,028
Interest cost	13,463	14,034
Plan participants’ contributions	1,993	2,102
Actuarial (gain) loss	(8,733)	31,135
Benefits paid	(19,065)	(17,912)
Plan amendments	1,873	—
Benefit obligation at end of year	267,054	269,391
Change in plan assets:
Fair value of plan assets at beginning of year	300,692	255,800
Actual return on plan assets	21,500	47,857
Employer contributions	—	—
Benefits paid	(2,808)	(2,965)
Fair value of plan assets at end of year	319,384	300,692
Reconciliation:
Funded status	52,330	31,301
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued postretirement cost	$52,330	$31,301

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic postretirement cost for the Retiree Medical Plan for fiscal 2025, 2024, and 2023 is presented in the following table.

	Fiscal Year Ended September 30
	2025	2024	2023
	(In thousands)
Components of net periodic postretirement cost:
Service cost	$8,132	$6,028	$6,183
Interest cost (1)	13,463	14,034	13,911
Expected return on assets (1)	(15,325)	(12,511)	(11,215)
Amortization of prior service credit (1)	(13,040)	(13,040)	(13,142)
Recognized actuarial gain (1)	(9,716)	(10,872)	(7,452)
Net periodic postretirement cost	$(16,486)	$(16,361)	$(11,715)

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
The following tables set forth by level, within the fair value hierarchy, the Retiree Medical Plan’s assets at fair value as of September 30, 2025 and 2024. The methods used to determine fair value for the assets held by the Retiree Medical Plan are fully described in Note 2 to the consolidated financial statements.

	Assets at Fair Value as of September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$4,428	$—	$4,428
Registered investment companies	314,956	—	—	314,956
Total investments measured at fair value	$314,956	$4,428	$—	$319,384

	Assets at Fair Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$6,633	$—	$6,633
Registered investment companies	294,059	—	—	294,059
Total investments measured at fair value	$294,059	$6,633	$—	$300,692

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments
The following benefit payments paid by the Company, retirees, and prescription drug subsidies for our Retiree Medical Plan, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years.

	Company Payments	Retiree Payments	Subsidy Payments	Total Postretirement Benefits
	(In thousands)
2026	$18,898	$2,425	$—	$21,323
2027	18,859	2,320	—	21,179
2028	18,783	2,186	—	20,969
2029	19,011	2,112	—	21,123
2030	19,364	2,083	—	21,447
2031-2035	104,216	10,770	—	114,986
Defined Contribution Plan
The Atmos Energy Corporation Retirement Savings Plan and Trust (the Retirement Savings Plan) covers substantially all employees and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Newly hired employees automatically become participants of the Retirement Savings Plan on the date of employment at a contribution rate of five percent. They are eligible to receive matching contributions immediately upon enrollment, which vest after completing one year of service. Participants may elect a salary reduction up to a maximum of 65 percent of eligible compensation, as defined by the Retirement Savings Plan, not to exceed the maximum allowed by the Internal Revenue Service. Participants who contribute less than 10 percent will have their contribution percent increased by one percent annually until a 10 percent salary deferral rate is achieved, unless the participant opts out of this election. We match 100 percent of a participant’s contributions, limited to five percent of the participant’s salary. Effective January 1, 2026, the matching contribution will be increased to a limit of six percent of the participant's salary. Additionally, employees hired on or after October 1, 2010 receive a fixed annual contribution of four percent of eligible earnings. The Retirement Savings Plan also contains an elective Roth deferral feature. Finally, participants are permitted to take out a loan against their accounts subject to certain restrictions.
Matching and fixed annual contributions to the Retirement Savings Plan are expensed as incurred and amounted to $34.3 million, $26.8 million and $23.9 million for fiscal years 2025, 2024, and 2023. At September 30, 2025 and 2024, the Retirement Savings Plan held 1.1 percent and 1.2 percent of our outstanding common stock.
12.    Stock and Other Compensation Plans
Stock-Based Compensation Plans
Total stock-based compensation cost was $33.2 million, $25.4 million, and $23.7 million for the fiscal years ended September 30, 2025, 2024, and 2023. Of this amount, $20.5 million, $14.7 million, and $13.5 million was capitalized.
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
We are authorized to grant awards up to a maximum cumulative amount of 13.2 million shares of common stock under this plan subject to certain adjustment provisions. As of September 30, 2025, non-qualified stock options, bonus stock, time-lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units, and stock units had been issued under this plan, and 2.2 million shares are available for future issuance.
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
The following summarizes information regarding the restricted stock units granted under the plan during the fiscal years ended September 30, 2025, 2024, and 2023:

	2025		2024		2023
	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	397,929	$113.78	389,957	$109.10	381,295	$105.69
Granted	229,828	135.68	212,207	117.11	241,436	109.78
Vested	(215,806)	111.75	(201,834)	108.56	(220,929)	104.05
Forfeited	(3,815)	127.58	(2,401)	115.44	(11,845)	107.47
Nonvested at end of year	408,136	$127.74	397,929	$113.78	389,957	$109.10
As of September 30, 2025, there was $21.6 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the LTIP. That cost is expected to be recognized over a weighted average period of 1.3 years. The fair value of restricted stock vested during the fiscal years ended September 30, 2025, 2024, and 2023 was $24.0 million, $21.6 million, and $22.8 million.
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

Balance Sheet
Accounts receivable
Accounts receivable was comprised of the following at September 30, 2025 and 2024:

	September 30
	2025	2024
	(In thousands)
Billed accounts receivable	$213,651	$220,869
Unbilled revenue	140,651	123,550
Insurance receivable	22,940	51,715
Other accounts receivable	43,526	6,804
Total accounts receivable	420,768	402,938
Less: allowance for uncollectible accounts	(45,259)	(37,056)
Net accounts receivable	$375,509	$365,882
Other current assets
Other current assets as of September 30, 2025 and 2024 were comprised of the following accounts.

	September 30
	2025	2024
	(In thousands)
Deferred gas costs	$140,626	$159,762
Winter Storm Uri incremental costs	5,841	3,949
Prepaid expenses	80,495	74,780
Taxes receivable	8,948	14,332
Materials and supplies	20,076	16,961
Assets from risk management activities	5,303	2,091
Regulatory assets (See Note 3)	33,311	12,297
Other	7,027	3,896
Total	$301,627	$288,068

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment
Property, plant and equipment was comprised of the following as of September 30, 2025 and 2024:

	September 30
	2025	2024
	(In thousands)
Storage plant	$790,621	$708,617
Transmission plant	6,308,557	5,713,831
Distribution plant	19,788,099	17,304,207
General plant	1,102,931	1,019,018
Intangible plant	38,612	38,612
	28,028,820	24,784,285
Construction in progress	1,235,316	1,063,798
	29,264,136	25,848,083
Less: accumulated depreciation and amortization	(3,971,146)	(3,643,716)
Net property, plant and equipment (1)	$25,292,990	$22,204,367

(1)     Net property, plant and equipment includes plant acquisition adjustments of $(21.1) million and $(22.9) million at September 30, 2025 and 2024.

Deferred charges and other assets
Deferred charges and other assets as of September 30, 2025 and 2024 were comprised of the following accounts.

	September 30
	2025	2024
	(In thousands)
Marketable securities	$114,938	$110,594
Regulatory assets (See Note 3)	428,951	396,958
Operating lease right of use assets (See Note 7)	293,934	249,556
Winter Storm Uri incremental costs	—	6,424
Assets from risk management activities	4,594	94,197
Pension and postretirement assets	226,409	155,611
Other	28,627	30,343
Total	$1,097,453	$1,043,683

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts payable and accrued liabilities
Accounts payable and accrued liabilities as of September 30, 2025 and 2024 were comprised of the following accounts.

	September 30
	2025	2024
	(In thousands)
Trade accounts payable	$380,999	$341,948
Accrued gas payable	37,073	19,125
Accrued liabilities	88,444	84,324
Total	$506,516	$445,397
Other current liabilities
Other current liabilities as of September 30, 2025 and 2024 were comprised of the following accounts.

	September 30
	2025	2024
	(In thousands)
Customer credit balances and deposits	$56,185	$62,085
Accrued employee costs	69,062	64,141
Deferred gas costs	6,879	9,142
Operating lease liabilities (See Note 7)	45,010	34,340
Accrued interest	122,459	106,116
Liabilities from risk management activities	6,339	7,324
Taxes payable	237,965	215,857
Pension and postretirement liabilities	6,122	4,622
Regulatory cost of removal obligation	108,558	99,217
APT annual adjustment mechanism	68,094	35,924
Regulatory excess deferred taxes (See Note 15)	72,792	79,686
Other	36,092	32,166
Total	$835,557	$750,620
Deferred credits and other liabilities
Deferred credits and other liabilities as of September 30, 2025 and 2024 were comprised of the following accounts.

	September 30
	2025	2024
	(In thousands)
Pension and postretirement liabilities	$68,398	$67,322
Operating lease liabilities (See Note 7)	262,549	224,498
Customer advances for construction	9,573	7,973
Other regulatory liabilities (See Note 3)	332,017	279,979
Asset retirement obligation	7,428	7,942
Liabilities from risk management activities	146	313
APT annual adjustment mechanism	31,299	37,195
Unrecognized tax benefits (See Note 15)	50,210	46,174
Other	22,702	20,536
Total	$784,322	$691,932

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Comprehensive Income
Other non-operating income
Other non-operating income for the fiscal years ended September 30, 2025, 2024, and 2023 were comprised of the following accounts.

	Year Ended September 30
	2025	2024	2023
	(In thousands)
Equity component of AFUDC	$75,425	$58,234	$64,019
Performance-based rate program	8,485	8,389	7,093
Pension and other postretirement non-service credit	14,372	10,820	8,955
Interest income	29,944	22,887	7,207
Community support spending	(21,114)	(20,016)	(12,027)
Unrealized gains on equity securities	174	3,562	1,406
Miscellaneous	(17,545)	(12,830)	(6,878)
Total	$89,741	$71,046	$69,775
Statement of Cash Flows
Supplemental disclosures of cash flow information for the fiscal years ended September 30, 2025, 2024, and 2023 were as follows:

	Year Ended September 30
	2025	2024	2023
	(In thousands)
Cash Paid (Received) During The Period For:
Interest (1)	$349,222	$308,872	$249,066
Income taxes:
Federal	$(5,000)	$8,200	$(4,500)
State of Texas	7,095	5,372	17,200
State of Louisiana	2,357	1,739	2,232
Other states	—	38	36
	$4,452	$15,349	$14,968
Non-Cash Transactions:
Capital expenditures included in current liabilities	$327,814	$299,908	$186,912
(1)    Cash paid during the period for interest, net of amounts capitalized was $155.3 million, $163.5 million, and $117.9 million for the fiscal years ended September 30, 2025, 2024, and 2023.
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
Our Mid-Tex Division also maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices under contracts indexed to natural gas trading hubs or fixed price contracts. At September 30, 2025, we were committed to purchase 73.4 Bcf within one year and 114.9 Bcf within two to three years under indexed contracts. At September 30, 2025, we were committed to purchase 21.0 Bcf within one year under fixed price contracts with a weighted average price of $2.70 per Mcf. Purchases under these contracts totaled $153.4 million, $105.7 million, and $182.0 million for 2025, 2024, and 2023.
Rate Regulatory Proceedings
As of September 30, 2025, routine rate regulatory proceedings were in progress in some of our service areas, which are discussed in further detail above in the Business — Ratemaking Activity section.
15.    Income Taxes
Income Tax Expense

Reconciliations of the provision for income taxes computed at the statutory rate of 21 percent to the reported provisions for income taxes from continuing operations for 2025, 2024, and 2023 are set forth below:

	2025		2024		2023
	(In thousands)	%	(In thousands)	%	(In thousands)	%
U.S federal statutory tax rate	$310,387	21.0%	$259,513	21.0%	$209,925	21.0%
State and local income taxes, net of federal income tax effect (1)	24,254	1.6%	27,367	2.2%	19,853	2.0%
Changes in valuation allowances	—	—%	1,106	0.1%	—	—%
Changes in unrecognized tax benefits	2,004	0.1%	926	0.1%	5,302	0.5%
Nontaxable or nondeductible items	741	0.1%	2,464	0.2%	1,000	0.1%
Amortization of excess deferred taxes	(60,727)	(4.1)%	(100,270)	(8.1)%	(123,953)	(12.4)%
Other, net	2,621	0.2%	1,775	0.1%	1,652	0.2%
Income tax expense	$279,280	18.9%	$192,881	15.6%	$113,779	11.4%
(1)    The states that contribute to the majority (greater than 50%) of the tax effect in this category include Texas and Louisiana.
Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that gave rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2025 and 2024 are presented below:

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2025	2024
	(In thousands)
Deferred tax assets:
Employee benefit plans	$34,202	$41,184
Net operating loss carryforwards	473,642	484,816
Charitable and other credit carryforwards	14,200	12,301
Regulatory excess deferred tax	31,387	46,330
Lease asset	72,973	63,747
Other	31,145	34,934
Total deferred tax assets	657,549	683,312
Valuation allowance	(1,365)	(1,457)
Net deferred tax assets	656,184	681,855
Deferred tax liabilities:
Difference in net book value and net tax value of assets	(3,200,535)	(2,914,854)
Gas cost adjustments	(43,819)	(49,443)
Winter Storm Uri regulatory asset	(17,993)	(20,846)
Lease liability	(66,831)	(57,177)
Rate deferral adjustment	(64,640)	(50,571)
Interest rate agreements	(135,640)	(134,536)
Other	(45,073)	(47,770)
Total deferred tax liabilities	(3,574,531)	(3,275,197)
Net deferred tax liabilities	$(2,918,347)	$(2,593,342)
At September 30, 2025, we had $435.3 million (tax effected) of federal net operating loss carryforwards. The federal net operating loss carryforwards are available to offset future taxable income and have no expiration date. The Company has $11.8 million (tax effected) charitable contribution carryforwards to offset future taxable income as of September 30, 2025.
The Company also has $38.3 million (tax effected) of state net operating loss carryforwards (net of $10.1 million of federal effects) and $2.4 million of state tax credits carryforwards (net of $0.6 million of federal effects). Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards expiration period begins in fiscal 2026.
At September 30, 2025 and 2024, we had recorded liabilities associated with unrecognized tax benefits totaling $60.3 million and $57.8 million, which includes $10.1 million and $11.6 million in deferred tax liabilities. The following table reconciles the beginning and ending balance of our unrecognized tax benefits:

	2025	2024	2023
	(In thousands)
Unrecognized tax benefits - beginning balance	$57,797	$58,638	$52,683
Decrease resulting from prior period tax positions	(1,759)	(2,867)	(631)
Decrease resulting from a lapse in statute of limitations	(5,699)	(6,188)	—
Increase resulting from current period tax positions	9,993	8,214	6,586
Unrecognized tax benefits - ending balance	60,332	57,797	58,638
Less: deferred federal and state income tax benefits	(12,670)	(12,137)	(12,314)
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year (1)	$47,662	$45,660	$46,324
(1)    As of September 30, 2025, there is an anticipated $43.3 million regulatory offset and associated impact to tax expense to be recorded upon recognition of unrecognized tax benefits.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties included within interest charges in our consolidated statements of comprehensive income. During the years ended September 30, 2025, 2024, and 2023, the Company recognized approximately $0.1 million, $0.1 million, and $3.4 million in interest and penalties.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had approximately $15.1 million for the payment of interest and penalties accrued at September 30, 2025, 2024, and 2023.
We file income tax returns in the U.S. federal jurisdiction as well as in various states where we have operations. We have concluded substantially all U.S. federal income tax matters through fiscal year 2009 and concluded substantially all Texas income tax matters through fiscal year 2010.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the TCJA), a Kansas legislative change enacted in fiscal 2020, and a Louisiana legislative change enacted in fiscal 2025. As of September 30, 2025 and 2024, $72.8 million and $79.7 million is recorded in other current liabilities.
Currently, the regulatory excess net deferred tax liability of $140.5 million is being returned over various periods. Of this amount, $91.8 million is being returned to customers over 36 - 60 months. An additional $47.7 million is being returned to customers on a provisional basis over 15 - 69 years until our regulators establish the final refund periods. The refund of the remaining $1.0 million will be addressed in future rate proceedings.
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
In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Our distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2024-2025 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 24.0 Bcf of the winter flowing gas requirements at a weighted average cost of approximately $3.83 per Mcf. We have not designated these financial instruments as hedges for accounting purposes.
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
As of September 30, 2025, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of September 30, 2025, we had 32,566 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of September 30, 2025 and 2024. As discussed in Note 2 to the consolidated financial statements, we report our financial instruments as risk management assets and liabilities, each of which is classified as current or noncurrent based upon the anticipated settlement date of the underlying financial instrument. The gross amounts of recognized assets and liabilities are netted within our consolidated balance sheets to the extent that we have netting arrangements with the counterparties. However, as of September 30, 2025 and 2024, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2025
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$5,303	$(6,339)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	4,594	(146)
Total		9,897	(6,485)
Gross / Net Financial Instruments		$9,897	$(6,485)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2024
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$91,981	$—
Total		91,981	—
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	2,091	(7,324)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	2,216	(313)
Total		4,307	(7,637)
Gross / Net Financial Instruments		$96,288	$(7,637)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designate as cash flow hedges at the time the agreements were executed. The net (gain) loss on settled interest rate agreements reclassified from AOCI into interest charges on our consolidated statements of comprehensive income for the years ended September 30, 2025, 2024, and 2023 was $(20.5) million, $(12.8) million, and $(2.7) million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income, net of taxes, for the years ended September 30, 2025 and 2024.

	Fiscal Year Ended September 30
	2025	2024
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$24,208	$(43,430)
Recognition of gains in earnings due to settlements:
Interest rate agreements	(14,904)	(9,965)
Total other comprehensive income (loss) from hedging, net of tax	$9,304	$(53,395)
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of September 30, 2025, we had $474.8 million of net

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realized gains in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net gains recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2056.

Interest Rate Agreements
(In thousands)
2026	$19,093
2027	19,093
2028	19,093
2029	19,093
2030	19,093
Thereafter	379,341
Total	$474,806
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and 2024. As required under authoritative accounting literature, assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2025
	(In thousands)
Assets:
Financial instruments	$—	$9,897	$—	$—	$9,897
Debt and equity securities
Registered investment companies	26,463	—	—	—	26,463
Bond mutual funds	42,106	—	—	—	42,106
Bonds (2)	—	42,754	—	—	42,754
Money market funds	—	3,615	—	—	3,615
Total debt and equity securities	68,569	46,369	—	—	114,938
Total assets	$68,569	$56,266	$—	$—	$124,835
Liabilities:
Financial instruments	$—	$6,485	$—	$—	$6,485

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2024
	(In thousands)
Assets:
Financial instruments	$—	$96,288	$—	$—	$96,288
Debt and equity securities
Registered investment companies	28,311	—	—	—	28,311
Bond mutual funds	40,341	—	—	—	40,341
Bonds (2)	—	39,142	—	—	39,142
Money market funds	—	2,800	—	—	2,800
Total debt and equity securities	68,652	41,942	—	—	110,594
Total assets	$68,652	$138,230	$—	$—	$206,882
Liabilities:
Financial instruments	$—	$7,637	$—	$—	$7,637

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. We evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns, and any intent to sell the security. As of September 30, 2025, no allowance for credit losses was recorded for our available-for-sale debt securities. At September 30, 2025 and 2024, the amortized cost of our available-for-sale debt securities was $42.5 million and $38.9 million. At September 30, 2025 we maintained investments in bonds that have contractual maturity dates ranging from October 2025 through January 2028.
Other Fair Value Measures
In addition to the financial instruments above, we have several financial and nonfinancial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents and restricted cash and cash equivalents, accounts receivable, accounts payable, finance leases, and debt, which are recorded at carrying value. The nonfinancial assets and liabilities include asset retirement obligations and pension and postretirement plan assets. For cash and cash equivalents and restricted cash and cash equivalents, accounts receivable, accounts payable, and finance leases we consider carrying value to materially approximate fair value due to the short-term nature of these assets and liabilities.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our long-term debt, excluding finances leases, debt issuance costs and original issue premium or discount, as of September 30, 2025:

September 30, 2025
(In thousands)
Carrying Amount	$8,935,000
Fair Value	$8,272,978
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
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework issued by COSO and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of September 30, 2025, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Ernst & Young LLP has issued its report on the effectiveness of the Company’s internal control over financial reporting. That report appears below.

/s/ JOHN K. AKERS	/s/ CHRISTOPHER T. FORSYTHE
John K. Akers	Christopher T. Forsythe
President, Chief Executive Officer and Director	Senior Vice President and Chief Financial Officer

November 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Atmos Energy Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atmos Energy Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated November 14, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
November 14, 2025

Changes in Internal Control over Financial Reporting
We did not make any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of the fiscal year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
Information regarding directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 4, 2026 under the heading "Proposal One - Election of Directors." Information regarding executive officers is reported below:
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information as of September 30, 2025, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

Name	Age	Years of Service	Office Currently Held
John K. Akers	62	34	President, Chief Executive Officer and Director
Christopher T. Forsythe	54	22	Senior Vice President and Chief Financial Officer
John S. McDill	61	38	Senior Vice President, Utility Operations
Jessica W. Bateman	48	1	Senior Vice President, General Counsel and Corporate Secretary
John M. Robbins	55	12	Senior Vice President, Human Resources
Karen E. Hartsfield	55	10	Senior Advisor
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

Jessica W. Bateman was named Senior Vice President, General Counsel and Corporate Secretary, effective January 1, 2025. Prior to joining Atmos Energy in January 2025, Ms. Bateman was in private practice for over 20 years at Baker Botts L.L.P., serving as a partner in the Dallas office.
John M. (Matt) Robbins was named Senior Vice President, Human Resources, effective January 1, 2017. Mr. Robbins joined the Company in May 2013 and prior to this promotion served as Vice President, Human Resources from February 2015 to December 2016. Before joining Atmos Energy, Mr. Robbins had over 20 years of experience in human resources.
Karen E. Hartsfield was named Senior Advisor, effective January 1, 2025. Previously, Ms. Hartsfield had served as Senior Vice President, General Counsel and Corporate Secretary from August 2017 to December 2024. Ms. Hartsfield joined the Company in June 2015, after having served in private practice for 19 years, most recently as Managing Partner of Jackson Lewis LLP in its Dallas office from July 2013 to June 2015. Prior to joining Jackson Lewis as a partner in January 2009, Ms. Hartsfield was a partner with Baker Botts LLP in Dallas.
Identification of the members of the Audit Committee of the Board of Directors as well as the Board of Directors’ determination as to whether one or more audit committee financial experts are serving on the Audit Committee of the Board of Directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 4, 2026.
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
Information on executive compensation is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 4, 2026, under the captions "Director Compensation," "Compensation Discussion and Analysis," "Other Executive Compensation Matters," and "Named Executive Officer Compensation."

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security ownership of certain beneficial owners and of management is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 4, 2026, under the heading "Beneficial Ownership of Common Stock." Information concerning our equity compensation plans is provided in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities”, of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
Information on certain relationships and related transactions as well as director independence is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 4, 2026, under the heading "Corporate Governance and Other Board Matters," and "Proposal One – Election of Directors."

ITEM 14.	Principal Accountant Fees and Services.
Information on our principal accountant’s fees and services is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 4, 2026, under the heading "Proposal Two – Ratification of Appointment of Independent Registered Public Accounting Firm."
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
3.     Exhibits

Exhibit Number	Description	Page Number or Incorporation by Reference to
Articles of Incorporation and Bylaws
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of August 4, 2023)	Exhibit 3.1 to Form 8-K dated August 1, 2023 (File No. 1-10042)
Instruments Defining Rights of Security Holders, Including Indentures
4.1(a)	Specimen Common Stock Certificate (Atmos Energy Corporation)	Exhibit 4.1 to Form 10-K for fiscal year ended September 30, 2012 (File No. 1-10042)
4.1(b)	Description of Registrant's Securities	Exhibit 4.1(b) to Form 10-K for fiscal year ended September 30, 2024 (File No. 1-10042)
4.2	Indenture dated as of November 15, 1995 between United Cities Gas Company and Bank of America Illinois, Trustee	Exhibit 4.11(a) to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.3	Indenture dated as of July 15, 1998 between Atmos Energy Corporation and U.S. Bank Trust National Association, Trustee	Exhibit 4.8 to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.4	Indenture dated as of May 22, 2001 between Atmos Energy Corporation and SunTrust Bank, Trustee	Exhibit 99.3 to Form 8-K dated May 22, 2001 (File No. 1-10042)
4.5	Indenture dated as of March 26, 2009 between Atmos Energy Corporation and U.S. Bank National Corporation, Trustee	Exhibit 4.1 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4.6	Underwriting Agreement among Atmos Energy Kansas Securitization I, LLC, Atmos Energy Corporation and J.P. Morgan Securities LLC, dated June 9, 2023	Exhibit 1.1 of Form 8-K dated June 9, 2023 (File No. 1-10042)
4.7	Indenture by and among Atmos Energy Kansas Securitization I, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (including the form of the Bonds and the Series Supplement), dated as of June 20, 2023	Exhibit 4.1 to Form 8-K dated June 20, 2023 (File No. 1-10042)

4.8	Series Supplement by and among Atmos Energy Kansas Securitization I, LLC and U. S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary, dated as of June 20, 2023	Exhibit 4.2 to Form 8-K dated June 20, 2023 (File No. 1-10042)
4.9(a)	Debenture Certificate for the 6 3/4% Debentures due 2028	Exhibit 99.2 to Form 8-K dated July 29, 1998 (File No. 1-10042)
4.9(b)	Global Security for the 5.95% Senior Notes due 2034	Exhibit 10(2)(g) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4.9(c)	Officers' Certificate dated June 10, 2011	Exhibit 4.1 to Form 8-K dated June 13, 2011 (File No. 1-10042)
4.9(d)	Global Security for the 5.5% Senior Notes due 2041	Exhibit 4.2 to Form 8-K dated June 13, 2011 (File No. 1-10042)
4.9(e)	Officers' Certificate dated January 11, 2013	Exhibit 4.1 to Form 8-K dated January 15, 2013 (File No. 1-10042)
4.9(f)	Global Security for the 4.15% Senior Notes due 2043	Exhibit 4.2 to Form 8-K dated January 15, 2013 (File No. 1-10042)
4.9(g)	Officers' Certificate dated October 15, 2014	Exhibit 4.1 to Form 8-K dated October 17, 2014 (File No. 1-10042)
4.9(h)	Global Security for the 4.125% Senior Notes due 2044	Exhibit 4.2 to Form 8-K dated October 17, 2014 (File No. 1-10042)
4.9(i)	Officers' Certificate dated June 8, 2017	Exhibit 4.1 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.9(j)	Global Security for the 3.000% Senior Notes due 2027	Exhibit 4.2 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.9(k)	Global Security for the 4.125% Senior Notes due 2044	Exhibit 4.3 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.9(l)	Officers' Certificate dated October 4, 2018	Exhibit 4.1 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.9(m)	Global Security for the 4.300% Senior Notes due 2048	Exhibit 4.2 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.9(n)	Global Security for the 4.300% Senior Notes due 2048	Exhibit 4.3 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.9(o)	Officers' Certificate dated March 4, 2019	Exhibit 4.1 to Form 8-K dated March 4, 2019 (File No. 1-10042)
4.9(p)	Global Security for the 4.125% Senior Notes due 2049	Exhibit 4.2 to Form 8-K dated March 4, 2019 (File No. 1-10042)
4.9(q)	Officers' Certificate dated October 2, 2019	Exhibit 4.1 to Form 8-K dated October 2, 2019 (File No. 1-10042)
4.9(r)	Global Security for the 2.625% Senior Notes due 2029	Exhibit 4.2 to Form 8-K dated October 2, 2019 (File No. 1-10042)
4.9(s)	Global Security for the 3.375% Senior Notes due 2049	Exhibit 4.3 to Form 8-K dated October 2, 2019 (File No. 1-10042)
4.9(t)	Officers' Certificate dated October 1, 2020	Exhibit 4.1 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.9(u)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.2 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.9(v)	Global Security for the 1.500% Senior Notes due 2031	Exhibit 4.3 to Form 8-K dated October 1, 2020 (File No. 1-10042)
4.9(w)	Officers' Certificate dated October 1, 2021	Exhibit 4.1 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.9(x)	Global Security for the 2.850% Senior Notes due 2052	Exhibit 4.2 to Form 8-K dated October 1, 2021 (File No. 1-10042)

4.9(y)	Global Security for the 2.850% Senior Notes due 2052	Exhibit 4.3 to Form 8-K dated October 1, 2021 (File No. 1-10042)
4.9(z)	Officers' Certificate dated January 14, 2022	Exhibit 4.1 to Form 8-K dated January 14, 2022 (File No. 1-10042)
4.9(aa)	Global Security for the 2.625% Senior Notes due 2029	Exhibit 4.2 to Form 8-K dated January 14, 2022 (File No. 1-10042)
4.9(bb)	Officers' Certificate dated October 3, 2022	Exhibit 4.1 to Form 8-K dated October 3, 2022 (File No. 1-10042)
4.9(cc)	Global Security for the 5.450% Senior Notes due 2032	Exhibit 4.2 to Form 8-K dated October 3, 2022 (File No. 1-10042)
4.9(dd)	Global Security for the 5.750% Senior Notes due 2052	Exhibit 4.3 to Form 8-K dated October 3, 2022 (File No. 1-10042)
4.9(ee)	Officers' Certificate dated October 10, 2023	Exhibit 4.2 to Form 8-K dated October 10, 2023 (File No. 1-10042)
4.9(ff)	Global Security for the 5.900% Senior Notes due 2033	Exhibit 4.3 to Form 8-K dated October 10, 2023 (File No. 1-10042)
4.9(gg)	Global Security for the 6.200% Senior Notes due 2053	Exhibit 4.4 to Form 8-K dated October 10, 2023 (File No. 1-10042)
4.9(hh)	Officers' Certificate dated June 21, 2024	Exhibit 4.2 to Form 8-K dated June 21, 2024 (File No. 1-10042)
4.9(ii)	Global Security for the 5.900% Senior Notes due 2033	Exhibit 4.3 to Form 8-K dated June 21, 2024 (File No. 1-10042)
4.9(jj)	Officers' Certificate dated October 1, 2024	Exhibit 4.2 to Form 8-K dated October 1, 2024 (File No. 1-10042)
4.9(kk)	Global Security for the 5.000% Senior Notes due 2054	Exhibit 4.3 to Form 8-K dated October 1, 2024 (File No. 1-10042)
4.9(ll)	Global Security for the 5.000% Senior Notes due 2054	Exhibit 4.4 to Form 8-K dated October 1, 2024 (File No. 1-10042)
4.9(mm)	Officers' Certificate dated June 26, 2025	Exhibit 4.2 to Form 8-K dated June 26, 2005 (File No. 1-10042)
4.9(nn)	Global Security for the 5.200% Senior Notes due 2035	Exhibit 4.3 to Form 8-K dated June 26, 2005 (File No. 1-10042)
4.9(oo)	Officers' Certificate dated October 1, 2025	Exhibit 4.2 to Form 8-K dated October 1, 2025 (File No. 1-10042)
4.9(pp)	Global Security for the 5.450% Senior Notes due 2056	Exhibit 4.3 to Form 8-K dated October 1, 2025 (File No. 1-10042)
4.9(qq)	Global Security for the 5.450% Senior Notes due 2056	Exhibit 4.4 to Form 8-K dated October 1, 2025 (File No. 1-10042)
Material Contracts
10.1	Revolving Credit Agreement, dated as of March 28, 2024, among Atmos Energy Corporation, Crédit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.1 to Form 8-K dated March 28, 2024 (File No. 1-10042)

10.2	Revolving Credit Agreement, dated as of March 28, 2024, among Atmos Energy Corporation, Crédit Agricole Corporate and Investment Bank, as the Administrative Agent, the agents, arrangers and bookrunners named therein, and the lenders named therein	Exhibit 10.2 to Form 8-K dated March 28, 2024 (File No. 1-10042)
10.3(a)	Equity Distribution Agreement, dated as of May 8, 2024, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated May 8, 2024 (File No. 1-10042)
10.3(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated May 8, 2024 (File No. 1-10042)
10.4(a)	Equity Distribution Agreement, dated as of December 3, 2024, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated December 3, 2024 (File No. 1-10042)
10.4(b)	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated December 3, 2024 (File No. 1-10042)
Executive Compensation Plans and Arrangements
10.5(a)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier I	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.5(b)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier II	Exhibit 10.7(b) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.6(a)*	Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31 to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.6 (b)*	Amendment No. 1 to the Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31(a) to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.7*	Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated August 3, 2021)	Exhibit 10.1 to Form 8-K dated August 3, 2021 (File No. 1-10042)
10.8(a)*	Atmos Energy Corporation Supplemental Executive Benefits Plan, Amended and Restated in its Entirety August 7, 2007	Exhibit 10.8(a) to Form 10-K for fiscal year ended September 30, 2008 (File No. 1-10042)
10.8(b)*	Form of Individual Trust Agreement for the Supplemental Executive Benefits Plan	Exhibit 10.3 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.9(a)*	Atmos Energy Corporation Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2016)	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)
10.9(b)*	Atmos Energy Corporation Performance-Based Supplemental Executive Benefits Plan Trust Agreement, Effective Date December 1, 2000	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.10*	Atmos Energy Corporation Account Balance Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2022)	Exhibit 10.1 to Form 10-Q dated December 31, 2021 (File No. 1-10042)
10.11(a)*	Mini-Med/Dental Benefit Extension Agreement dated October 1, 1994	Exhibit 10.28(f) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.11(b)*	Amendment No. 1 to Mini-Med/Dental Benefit Extension Agreement dated August 14, 2001	Exhibit 10.28(g) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)

10.11(c)*	Amendment No. 2 to Mini-Med/Dental Benefit Extension Agreement dated December 31, 2002	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2002 (File No. 1-10042)
10.12*	Atmos Energy Corporation Equity Incentive and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of January 1, 2012	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2011 (File No. 1-10042)
10.13(a)*	Atmos Energy Corporation 1998 Long-Term Incentive Plan (as amended and restated February 5, 2025)
10.13(b)*	Form of Award Agreement of Time-Lapse Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
10.13(c)*	Form of Award Agreement of Performance-Based Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.13(c) to Form 10-K for fiscal year ended September 20, 2020 (File No. 1-10042)
10.13(d)*	Form of Non-Employee Director Award Agreement of Time-Lapse Restricted Stock Units Under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.11(d) to Form 10-K for fiscal year ended September 30, 2019 (File No. 1-10042)
10.13(e)*	Form of Non-Employee Director Award Agreement of Stock Unit Awards Under The Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.11(e) to Form 10-K for fiscal year ended September 30, 2019 (File No. 1-10042)
Other Exhibits, as indicated
19	Insider Trading Policy
21	Subsidiaries of the registrant
23.1	Consent of independent registered public accounting firm, Ernst & Young LLP
24	Power of Attorney	Signature page of Form 10-K for fiscal year ended September 30, 2025
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications**
Policy Relating to Recovery of Erroneously Awarded Compensation
97.1	Atmos Energy Corporation Executive Compensation Recoupment Policy, Effective October 2, 2023	Exhibit 97.1 to Form 10-K for fiscal year ended September 30, 2023 (File No. 1-10042)
Interactive Data File
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."
**	These certifications pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Annual Report on Form 10-K, will not be deemed to be filed with the Securities and Exchange Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

ITEM 16.	Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION
(Registrant)

By:	/s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer
Date: November 14, 2025

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ KIM R. COCKLIN	Chairman of the Board	November 14, 2025
Kim R. Cocklin

/s/ JOHN K. AKERS	President, Chief Executive Officer and Director	November 14, 2025
John K. Akers

/s/ CHRISTOPHER T. FORSYTHE	Senior Vice President and Chief Financial Officer	November 14, 2025
Christopher T. Forsythe

/s/ MICHELLE H. FAULK	Vice President and Controller (Principal Accounting Officer)	November 14, 2025
Michelle H. Faulk

/s/ JOHN C. ALE	Director	November 14, 2025
John C. Ale

/s/ KELLY H. COMPTON	Director	November 14, 2025
Kelly H. Compton

/s/ SEAN DONOHUE	Director	November 14, 2025
Sean Donohue

/s/ RAFAEL G. GARZA	Director	November 14, 2025
Rafael G. Garza

/s/ EDWARD J. GEISER	Director	November 14, 2025
Edward J. Geiser

/s/ NANCY K. QUINN	Director	November 14, 2025
Nancy K. Quinn

/s/ RICHARD A. SAMPSON	Director	November 14, 2025
Richard A. Sampson

/s/ TELISA TOLIVER	Director	November 14, 2025
Telisa Toliver

/s/ FRANK YOHO	Director	November 14, 2025
Frank Yoho