Form 10-Q
period 2025-12-31
ATMOS ENERGY CORP
filed 2026-02-03
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of January 30, 2026.

Class		Shares Outstanding
Common stock	No Par Value	165,438,946

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEK	Atmos Energy Kansas Securitization I, LLC
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
KCC	Kansas Corporation Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
Securitized Utility Tariff Bonds	Series 2023-A Senior Secured Securitized Utility Tariff Bonds
Securitized Utility Tariff Property	As defined in the financing order issued by the KCC in October 2022
SIP	System Integrity Program
SIR	System Integrity Rider
SOFR	Secured Overnight Financing Rate
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	September 30, 2025
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$30,322,427	$29,264,136
Less accumulated depreciation and amortization	4,054,556	3,971,146
Net property, plant and equipment	26,267,871	25,292,990
Current assets
Cash and cash equivalents	367,023	202,687
Restricted cash and cash equivalents	4,488	1,116
Cash and cash equivalents and restricted cash and cash equivalents	371,511	203,803
Accounts receivable, net	731,131	375,509
Gas stored underground	159,529	171,756
Other current assets	373,652	301,627
Total current assets	1,635,823	1,052,695
Securitized intangible asset, net (See Note 9)	72,798	75,127
Goodwill	731,257	731,257
Deferred charges and other assets	1,090,646	1,097,453
	$29,798,395	$28,249,522
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: December 31, 2025 — 165,434,477 shares; September 30, 2025 — 161,568,384 shares	$827	$808
Additional paid-in capital	8,707,686	8,221,455
Accumulated other comprehensive income	470,210	475,015
Retained earnings	5,104,169	4,861,612
Shareholders’ equity	14,282,892	13,558,890
Long-term debt, net	9,553,625	8,907,169
Securitized long-term debt (See Note 9)	68,236	68,236
Total capitalization	23,904,753	22,534,295
Current liabilities
Accounts payable and accrued liabilities	616,867	506,516
Other current liabilities	819,147	835,557
Current maturities of long-term debt	2,250	11,775
Current maturities of securitized long-term debt (See Note 9)	8,767	8,767
Total current liabilities	1,447,031	1,362,615
Deferred income taxes	3,028,313	2,918,347
Regulatory excess deferred taxes	106,099	117,482
Regulatory cost of removal obligation	520,047	532,461
Deferred credits and other liabilities	792,152	784,322
	$29,798,395	$28,249,522
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31
	2025	2024
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$1,258,826	$1,109,335
Pipeline and storage segment	286,633	255,390
Intersegment eliminations	(202,874)	(188,726)
Total operating revenues	1,342,585	1,175,999

Purchased gas cost
Distribution segment	497,036	422,570
Pipeline and storage segment	1,567	(58)
Intersegment eliminations	(202,604)	(188,464)
Total purchased gas cost	295,999	234,048

Operation and maintenance expense	229,810	207,044
Depreciation and amortization expense	194,645	180,533
Taxes, other than income	107,367	94,894
Operating income	514,764	459,480
Other non-operating income	22,231	24,634
Interest charges	33,413	52,925
Income before income taxes	503,582	431,189
Income tax expense	100,618	79,331
Net income	$402,964	$351,858
Basic net income per share	$2.48	$2.25
Diluted net income per share	$2.44	$2.23
Cash dividends per share	$1.00	$0.87
Basic weighted average shares outstanding	162,727	156,301
Diluted weighted average shares outstanding	164,871	157,824

Net income	$402,964	$351,858
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $0 and $(42)	1	(138)
Cash flow hedges:
Amortization and unrealized gains (losses) on interest rate agreements, net of tax of $(1,338) and $3,492	(4,806)	16,561
Total other comprehensive income (loss)	(4,805)	16,423
Total comprehensive income	$398,159	$368,281
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31
	2025	2024
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$402,964	$351,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	194,645	180,533
Deferred income taxes	93,044	71,107
Other	(23,292)	(19,279)
Net assets / liabilities from risk management activities	6,968	1,891
Net change in other operating assets and liabilities	(366,271)	(304,088)
Net cash provided by operating activities	308,058	282,022
Cash Flows From Investing Activities
Capital expenditures	(1,033,347)	(891,191)
Debt and equity securities activities, net	(4,530)	(490)
Other, net	2,234	2,740
Net cash used in investing activities	(1,035,643)	(888,941)
Cash Flows From Financing Activities
Net proceeds from equity issuances	472,009	379,490
Issuance of common stock through stock purchase and employee retirement plans	2,634	4,047
Proceeds from issuance of long-term debt	596,532	645,372
Repayment of long-term debt	(10,000)	—
Cash dividends paid	(160,407)	(135,453)
Debt issuance costs	(5,475)	(5,987)
Net cash provided by financing activities	895,293	887,469
Net increase in cash and cash equivalents and restricted cash and cash equivalents	167,708	280,550
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	203,803	308,856
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$371,511	$589,406
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2025
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to approximately 3.4 million residential, commercial, public authority, and industrial customers through our six regulated distribution divisions, which at December 31, 2025, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Summary of Significant Accounting Policies
Basis of Presentation
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Because of seasonal and other factors, the results of operations for the three-month period ended December 31, 2025 are not indicative of our results of operations for the full 2026 fiscal year, which ends September 30, 2026.
Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
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
Regulatory assets and liabilities as of December 31, 2025 and September 30, 2025 included the following:

	December 31, 2025	September 30, 2025
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$234	$262
Infrastructure mechanisms (1)	299,641	314,047
Winter Storm Uri incremental costs	4,069	5,841
Deferred gas costs	151,187	140,626
Regulatory excess deferred taxes (2)	49,468	49,793
Recoverable loss on reacquired debt	2,861	2,903
Deferred pipeline record collection costs	36,972	39,035
System Safety and Integrity Riders (3)	39,955	43,625
Other	13,193	12,597
	$597,580	$608,729
Regulatory liabilities:
Regulatory excess deferred taxes (2)	$171,412	$190,274
Regulatory cost of removal obligation	638,265	641,019
Deferred gas costs	4,737	6,879
APT annual adjustment mechanism	114,110	99,393
Pension and postretirement benefit costs	289,695	291,351
Other	42,890	40,732
	$1,261,109	$1,269,648
(1)Texas, Louisiana, and Tennessee have authorized infrastructure mechanisms that mitigate regulatory lag and allow for the deferral of eligible incurred costs related to qualifying capital expenditures until new rates are implemented. The investment and deferred costs are required to be included in the Company's next rate filing (rate case or annual rate filing) for recovery through base rates.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Income statement information and capital expenditures for the three months ended December 31, 2025 and 2024 by segment are presented in the following tables:

	Three Months Ended December 31, 2025
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Operating revenues from external parties	$1,258,049	$84,536	$1,342,585
Intersegment revenues	777	202,097	202,874
Total operating revenues	1,258,826	286,633	1,545,459
Operation and maintenance expense	165,368	58,592	223,960
Depreciation and amortization expense (2)	145,988	48,657	194,645
Interest charges (2)	24,445	8,968	33,413
Income tax expense (2)	61,142	39,476	100,618
Other segment items (1)	592,648	(2,789)	589,859
Net income (2)	$269,235	$133,729	$402,964
Capital expenditures (2)	$804,575	$228,772	$1,033,347
Reconciliation to consolidated total operating revenues:
Total operating revenues of reportable segments			$1,545,459
Elimination of intersegment revenues			(202,874)
Consolidated total operating revenues			$1,342,585

	Three Months Ended December 31, 2024
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Operating revenues from external parties	$1,108,569	$67,430	$1,175,999
Intersegment revenues	766	187,960	188,726
Total operating revenues	1,109,335	255,390	1,364,725
Operation and maintenance expense	145,896	52,734	198,630
Depreciation and amortization expense (2)	133,627	46,906	180,533
Interest charges (2)	34,249	18,676	52,925
Income tax expense (2)	51,670	27,661	79,331
Other segment items (1)	503,680	(2,232)	501,448
Net income (2)	$240,213	$111,645	$351,858
Capital expenditures (2)	$625,649	$265,542	$891,191
Reconciliation to consolidated total operating revenues:
Total operating revenues of reportable segments			$1,364,725
Elimination of intersegment revenues			(188,726)
Consolidated total operating revenues			$1,175,999

(1)Other segment items consist of purchased gas cost, bad debt expense, taxes other than income taxes, the equity component of AFUDC, community support spending, and other segment income or expense deemed insignificant which are used to reach net income, our measurement of segment profit or loss.
(2)The totals of reportable segments for these items reconcile to consolidated totals.

Balance sheet information at December 31, 2025 and September 30, 2025 by segment is presented in the following tables:

	December 31, 2025
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Net property, plant and equipment (1)	$19,503,317	$6,764,554	$26,267,871
Total assets	$28,804,007	$7,152,658	$35,956,665
Reconciliation to consolidated assets:
Total assets of reportable segments			$35,956,665
Elimination of intersegment assets			(6,158,270)
Consolidated total assets			$29,798,395

	September 30, 2025
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Net property, plant and equipment (1)	$18,765,128	$6,527,862	$25,292,990
Total assets	$27,296,805	$6,896,646	$34,193,451
Reconciliation to consolidated assets:
Total assets of reportable segments			$34,193,451
Elimination of intersegment assets			(5,943,929)
Consolidated total assets			$28,249,522
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

Basic and diluted earnings per share for the three months ended December 31, 2025 and 2024 are calculated as follows:

	Three Months Ended December 31
	2025	2024
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$402,964	$351,858
Less: Income allocated to participating securities	139	159
Income available to common shareholders	$402,825	$351,699
Basic weighted average shares outstanding	162,727	156,301
Net income per share — Basic	$2.48	$2.25
Diluted Earnings Per Share
Income available to common shareholders	$402,825	$351,699
Effect of dilutive shares	—	—
Income available to common shareholders	$402,825	$351,699
Basic weighted average shares outstanding	162,727	156,301
Dilutive shares	2,144	1,523
Diluted weighted average shares outstanding	164,871	157,824
Net income per share — Diluted	$2.44	$2.23

6.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three months ended December 31, 2025 and 2024.

	Three Months Ended December 31, 2025		Three Months Ended December 31, 2024
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$780,412	$—	$693,050	$—
Commercial	315,565	—	266,054	—
Industrial	32,861	—	26,321	—
Public authority and other	10,077	—	12,881	—
Total gas sales revenues	1,138,915	—	998,306	—
Transportation revenues	41,478	317,403	36,727	266,029
Miscellaneous revenues	2,838	2,630	3,022	2,664
Revenues from contracts with customers	1,183,231	320,033	1,038,055	268,693
Alternative revenue program revenues	71,832	(33,400)	67,336	(13,303)
Other revenues	3,763	—	3,944	—
Total operating revenues	$1,258,826	$286,633	$1,109,335	$255,390

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

Accounts receivable and allowance for uncollectible accounts
Accounts receivable arise from natural gas sales to residential, commercial, industrial, public authority, and other customers. Our accounts receivable balance includes unbilled amounts which represent a customer’s consumption of gas from the date of the last cycle billing through the last day of the month. Our policy related to the accounting for our accounts receivable and allowance for uncollectible accounts is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. During the three months ended December 31, 2025, there were no material changes to this policy. Rollforwards of our allowance for uncollectible accounts for the three months ended December 31, 2025 and 2024 are presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 89 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.

Three Months Ended December 31, 2025
(In thousands)
Beginning balance, September 30, 2025	$45,259
Current period provisions	7,424
Write-offs charged against allowance	(8,591)
Recoveries of amounts previously written off	1,008
Ending balance, December 31, 2025	$45,100

Three Months Ended December 31, 2024
(In thousands)
Beginning balance, September 30, 2024	$37,056
Current period provisions	8,623
Write-offs charged against allowance	(7,447)
Recoveries of amounts previously written off	934
Ending balance, December 31, 2024	$39,166

7.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Other than as described below, there were no material changes in the terms of our debt instruments during the three months ended December 31, 2025.
Long-term debt at December 31, 2025 and September 30, 2025 consisted of the following:

	December 31, 2025	September 30, 2025
	(In thousands)
Unsecured 3.00% Senior Notes, due June 2027	$500,000	$500,000
Unsecured 2.625% Senior Notes, due September 2029	500,000	500,000
Unsecured 1.50% Senior Notes, due January 2031	600,000	600,000
Unsecured 5.45% Senior Notes, due October 2032	300,000	300,000
Unsecured 5.90% Senior Notes, due November 2033	725,000	725,000
Unsecured 5.95% Senior Notes, due October 2034	200,000	200,000
Unsecured 5.20% Senior Notes, due August 2035	500,000	500,000
Unsecured 5.50% Senior Notes, due June 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due January 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due October 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due October 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due March 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due September 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due February 2052	600,000	600,000
Unsecured 5.75% Senior Notes, due October 2052	500,000	500,000
Unsecured 6.20% Senior Notes, due November 2053	500,000	500,000
Unsecured 5.00% Senior Notes, due December 2054	650,000	650,000
Unsecured 5.45% Senior Notes, due January 2056	600,000	—
Medium-term note Series A, 1995-1, 6.67%, due December 2025	—	10,000
Unsecured 6.75% Debentures, due July 2028	150,000	150,000
Finance lease obligations	102,168	47,234
Total long-term debt	9,627,168	8,982,234
Less:
Original issue (premium) discount on unsecured senior notes and debentures	2,398	(1,332)
Debt issuance cost	68,895	64,622
Current maturities of long-term debt	2,250	11,775
Total long-term debt, net	$9,553,625	$8,907,169
On October 1, 2025, we completed a public offering of $600 million of 5.45% senior notes due January 2056, with an effective interest rate of 4.85%, after giving effect to the offering costs and settlement of our interest rate swaps. The net proceeds from the offering, after the underwriting discount and offering expenses, of $590.0 million were used for general corporate purposes.
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
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that expires on March 28, 2030.This facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At December 31, 2025 and September 30, 2025, there were no amounts outstanding under our commercial paper program.
We also have a $1.5 billion three-year senior unsecured credit facility, which expires March 28, 2028, that is used to provide additional working capital funding. This facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At December 31, 2025 and September 30, 2025, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2025 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of December 31, 2025 and September 30, 2025.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed March 31, 2025 and is used to issue letters of credit and to provide working capital funding. At December 31, 2025, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At December 31, 2025, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 41 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales, and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of December 31, 2025. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

8.    Shareholders' Equity
The following tables present a reconciliation of changes in stockholders' equity for the three months ended December 31, 2025 and 2024.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2025	161,568,384	$808	$8,221,455	$475,015	$4,861,612	$13,558,890
Net income	—	—	—	—	402,964	402,964
Other comprehensive loss	—	—	—	(4,805)	—	(4,805)
Cash dividends ($1.00 per share)	—	—	—	—	(160,407)	(160,407)
Common stock issued:
Public and other stock offerings	3,709,647	18	474,625	—	—	474,643
Stock-based compensation plans	156,446	1	11,606	—	—	11,607
Balance, December 31, 2025	165,434,477	$827	$8,707,686	$470,210	$5,104,169	$14,282,892

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2024	155,258,845	$776	$7,474,559	$465,715	$4,216,619	$12,157,669
Net income	—	—	—	—	351,858	351,858
Other comprehensive income	—	—	—	16,423	—	16,423
Cash dividends ($0.87 per share)	—	—	—	—	(135,453)	(135,453)
Common stock issued:
Public and other stock offerings	3,329,358	17	383,520	—	—	383,537
Stock-based compensation plans	137,862	1	6,446	—	—	6,447
Balance, December 31, 2024	158,726,065	$794	$7,864,525	$482,138	$4,433,024	$12,780,481
Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $8.0 billion in common stock and/or debt securities, which expires December 3, 2027. At December 31, 2025, $5.2 billion of securities were available for issuance under this shelf registration statement.
We also have an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.7 billion through December 3, 2027 (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program).
During the three months ended December 31, 2025, we settled forward sale agreements with respect to 3,683,384 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $472.0 million. As of December 31, 2025, $827.1 million of equity was available for issuance under our existing ATM program. Additionally, we had $1.1 billion in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In thousands)	Forward Price
June 30, 2026	1,773,043	$231,237	$130.42
December 31, 2026	3,392,352	475,828	$140.26
March 31, 2027	2,486,880	381,858	$153.55
Total	7,652,275	$1,088,923	$142.30
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2025	$209	$474,806	$475,015
Other comprehensive income (loss) before reclassifications	1	—	1
Amounts reclassified from accumulated other comprehensive income	—	(4,806)	(4,806)
Net current-period other comprehensive income (loss)	1	(4,806)	(4,805)
December 31, 2025	$210	$470,000	$470,210

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2024	$213	$465,502	$465,715
Other comprehensive income (loss) before reclassifications	(138)	19,719	19,581
Amounts reclassified from accumulated other comprehensive income	—	(3,158)	(3,158)
Net current-period other comprehensive income (loss)	(138)	16,561	16,423
December 31, 2024	$75	$482,063	$482,138

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
As described in Note 10 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, AEK is considered to be a variable interest entity. As a result, AEK is included in the condensed consolidated financial statements of Atmos Energy.
The following table summarizes the impact of AEK on our condensed consolidated balance sheets, for the periods indicated:

	December 31, 2025	September 30, 2025
	(In thousands)
Restricted cash and cash equivalents	$4,488	$1,116
Other current assets	$8	$1
Securitized intangible asset, net	$72,798	$75,127
Accrued interest	$1,323	$331
Current maturities of securitized long-term debt	$8,767	$8,767
Securitized long-term debt	$68,236	$68,236
The following table summarizes the impact of AEK on our condensed consolidated statements of comprehensive income, for the periods indicated:

	Three Months Ended December 31
	2025	2024
	(In thousands)
Operating revenues	$3,302	$3,393
Operation and maintenance expense	—	(61)
Amortization expense	(2,329)	(2,264)
Interest expense, net	(973)	(1,068)
Income before income taxes	$—	$—

The securitized long-term debt is recorded at carrying value. The fair value of the securitized long-term debt is determined using third party market value quotations, which are considered Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value and fair value of the securitized long-term debt as of December 31, 2025 was $77.0 million and $78.6 million, and as of September 30, 2025 was $77.0 million and $78.8 million.

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

10.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three months ended December 31, 2025 and 2024 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating income.

	Three Months Ended December 31
	Pension Benefits		Other Benefits
	2025	2024	2025	2024
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,580	$2,837	$2,017	$2,033
Interest cost (1)	6,925	6,663	3,635	3,365
Expected return on assets (1)	(7,949)	(7,655)	(4,070)	(3,831)
Amortization of prior service cost (credit) (1)	—	—	(2,880)	(3,260)
Amortization of actuarial (gain) loss (1)	(51)	256	(2,415)	(2,429)
Net periodic pension cost	$1,505	$2,101	$(3,713)	$(4,122)

(1)    The components of net periodic cost other than the service cost component are included in the line item other non-operating income in the condensed consolidated statements of comprehensive income or are capitalized on the condensed consolidated balance sheets as a regulatory asset or liability, as described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices under contracts indexed to natural gas hubs or fixed price contracts. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. At December 31, 2025, we were committed to purchase 67.8 Bcf within one year and 93.2 Bcf within two to three years under indexed contracts. At December 31, 2025, we were committed to purchase 21.0 Bcf within one year under fixed price contracts with a weighted average price of $2.70 per Mcf.
Rate Regulatory Proceedings
As of December 31, 2025, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the three months ended December 31, 2025.

12.    Income Taxes
Income Tax Expense
Our interim effective tax rates reflect the estimated annual effective tax rates for the fiscal years ended September 30, 2026 and 2025, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended December 31, 2025 and 2024 were 20.0% and 18.4%. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the amortization of excess deferred federal income tax liabilities, tax credits, state income taxes, and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the TCJA), a Kansas legislative change enacted in fiscal 2020, and a Louisiana legislative change enacted in fiscal 2025. Currently, the regulatory excess net deferred tax liability of $121.9 million is being returned over various periods. Of this amount, $73.7 million is being returned to customers over 36 - 60 months. An additional $47.2 million is being returned to customers on a provisional basis over 15 - 46 years until our regulators establish the final refund periods. The refund of the remaining $1.0 million will be addressed in future rate proceedings.
As of December 31, 2025 and September 30, 2025, $65.3 million and $72.8 million is recorded in other current liabilities.

13.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. During the three months ended December 31, 2025, there were no material changes in our objectives, strategies, and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.
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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2025-2026 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we anticipate hedging approximately 23.8 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.
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
As of December 31, 2025, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of December 31, 2025, we had 19,816 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of December 31, 2025 and September 30, 2025. The gross amounts of recognized assets and liabilities are netted within our condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, as of December 31, 2025 and September 30, 2025, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

		December 31, 2025
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	2,450	(10,546)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	1,182	(346)
Total		3,632	(10,892)
Gross / Net Financial Instruments		$3,632	$(10,892)

		September 30, 2025
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	5,303	(6,339)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	4,594	(146)
Total		9,897	(6,485)
Gross / Net Financial Instruments		$9,897	$(6,485)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net (gain) loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended December 31, 2025 and 2024 was $(6.1) million and $(5.1) million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three months ended December 31, 2025 and 2024.

	Three Months Ended December 31
	2025	2024
	(In thousands)
Increase in fair value:
Interest rate agreements	$—	$19,719
Recognition of gains in earnings due to settlements:
Interest rate agreements	(4,806)	(3,158)
Total other comprehensive income (loss) from hedging, net of tax	$(4,806)	$16,561
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of December 31, 2025, we had $470.0 million of net realized gains in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net gains recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2056. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$19,118
Thereafter	450,882
Total	$470,000

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

14.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and short-term debt at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. During the three months ended December 31, 2025, there were no changes in these methods.
Fair value measurements also apply to the valuation of our pension and postretirement plan assets. Current accounting guidance requires employers to annually disclose information about fair value measurements of the assets of a defined benefit pension or other postretirement plan. The fair value of these assets is presented in Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025 and September 30, 2025. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	December 31, 2025
	(In thousands)
Assets:
Financial instruments	$—	$3,632	$—	$—	$3,632
Debt and equity securities
Registered investment companies	26,795	—	—	—	26,795
Bond mutual funds	42,574	—	—	—	42,574
Bonds (2)	—	47,587	—	—	47,587
Money market funds	—	2,614	—	—	2,614
Total debt and equity securities	69,369	50,201	—	—	119,570
Total assets	$69,369	$53,833	$—	$—	$123,202
Liabilities:
Financial instruments	$—	$10,892	$—	$—	$10,892

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2025
	(In thousands)
Assets:
Financial instruments	$—	$9,897	$—	$—	$9,897
Debt and equity securities
Registered investment companies	26,463	—	—	—	26,463
Bond mutual funds	42,106	—	—	—	42,106
Bonds (2)	—	42,754	—	—	42,754
Money market funds	—	3,615	—	—	3,615
Total debt and equity securities	68,569	46,369	—	—	114,938
Total assets	$68,569	$56,266	$—	$—	$124,835
Liabilities:
Financial instruments	$—	$6,485	$—	$—	$6,485

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns, and any intent to sell the security. As of December 31, 2025, no allowance for credit losses was recorded for our available-for-sale debt securities. At December 31, 2025 and September 30, 2025, the amortized cost of our available-for-sale debt securities was $47.3 million and $42.5 million. At December 31, 2025, we maintained investments in bonds that have contractual maturity dates ranging from January 2026 through February 2028.

Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
	(In thousands)
Carrying Amount	$9,525,000	$8,935,000
Fair Value	$8,772,217	$8,272,978

15.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. During the three months ended December 31, 2025, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of December 31, 2025, the related condensed consolidated statements of comprehensive income and cash flows for the three-month periods ended December 31, 2025 and 2024, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2025, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated November 14, 2025, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
February 3, 2026

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2025.
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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to approximately 3.4 million residential, commercial, public authority, and industrial customers throughout our six distribution divisions, which at December 31, 2025 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 and include the following:
•Regulation
•Pension and other postretirement plans
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the three months ended December 31, 2025.
RESULTS OF OPERATIONS
Executive Summary
During the three months ended December 31, 2025, we recorded net income of $403.0 million, or $2.44 per diluted share, compared to net income of $351.9 million, or $2.23 per diluted share for the three months ended December 31, 2024.
The 15 percent year-over-year increase in net income largely reflects positive rate outcomes driven by safety and reliability spending. Additionally, our results for the three months ended December 31, 2025 were favorably impacted by $35.2 million as a result of Texas legislation that became effective during the third quarter of fiscal 2025 related to infrastructure spending. These increases were partially offset by increased employee-related costs, depreciation and property tax expenses, and higher spending on safety and compliance related activities.
During the three months ended December 31, 2025, we implemented, or received approval to implement, ratemaking regulatory actions which resulted in an increase in annual operating income of $122.5 million. Additionally, as of December 31, 2025, we had ratemaking efforts in progress seeking a total increase in annual operating income of $34.0 million.
Capital expenditures for the three months ended December 31, 2025 were $1,033.3 million. Over 85 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the three months ended December 31, 2025, we completed approximately $1.1 billion of long-term debt and equity financing. As of December 31, 2025, our equity capitalization was 59.9 percent. As of December 31, 2025, we had approximately $4.6 billion in total liquidity, consisting of $367.0 million in cash and cash equivalents, $1,088.9 million in funds available through equity forward sales agreements and $3,094.4 million in undrawn capacity under our credit facilities.
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
Three Months Ended December 31, 2025 compared with Three Months Ended December 31, 2024
Financial and operational highlights for our distribution segment for the three months ended December 31, 2025 and 2024 are presented below.

	Three Months Ended December 31
	2025	2024	Change
	(In thousands, unless otherwise noted)
Operating revenues	$1,258,826	$1,109,335	$149,491
Purchased gas cost	497,036	422,570	74,466
Operating expenses	412,552	370,717	41,835
Operating income	349,238	316,048	33,190
Other non-operating income	5,584	10,084	(4,500)
Interest charges	24,445	34,249	(9,804)
Income before income taxes	330,377	291,883	38,494
Income tax expense	61,142	51,670	9,472
Net income	$269,235	$240,213	$29,022
Consolidated distribution sales volumes — MMcf	75,133	71,924	3,209
Consolidated distribution transportation volumes — MMcf	37,077	37,662	(585)
Total consolidated distribution throughput — MMcf	112,210	109,586	2,624
Consolidated distribution average cost of gas per Mcf sold	$6.62	$5.88	$0.74

Operating income for our distribution segment increased 10.5 percent. Key drivers for the change in operating income include:
•a $47.7 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $14.4 million increase in consumption, net of WNA.
•a $5.8 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
Partially offset by:
•a $24.8 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $4.3 million increase in employee-related costs primarily due to an increase in headcount to support company growth.
•an $8.7 million increase in system monitoring, line locating, and other compliance-related activities.
Additionally, our distribution segment's income before income taxes for the three months ended December 31, 2025 was favorably impacted by $20.0 million as a result of Texas legislation that became effective during the third quarter of fiscal 2025 related to infrastructure spending.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended December 31, 2025 and 2024. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended December 31
	2025	2024	Change
	(In thousands)
Mid-Tex	$203,201	$168,608	$34,593
Kentucky/Mid-States	40,306	37,430	2,876
Louisiana	33,153	29,303	3,850
West Texas	35,864	26,685	9,179
Mississippi	24,968	34,200	(9,232)
Colorado-Kansas	12,781	13,500	(719)
Other	(1,035)	6,322	(7,357)
Total	$349,238	$316,048	$33,190

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first three months of fiscal 2026, we implemented, or received approval to implement, regulatory proceedings, resulting in a $122.5 million increase in annual operating income as summarized below. Our ratemaking outcomes include the refund (return) of excess deferred income taxes (EDIT) resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit.

Rate Action	Annual Increase (Decrease) in Operating Income	EDIT Impact	Annual Increase (Decrease) in Operating Income Excluding EDIT
	(In thousands)
Annual formula rate mechanisms	$145,676	$—	$145,676
Rate case filings	(23,203)	(11)	(23,214)
	$122,473	$(11)	$122,462

The following ratemaking efforts seeking $34.0 million in increased annual operating income were in progress as of December 31, 2025:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Rate Case	Colorado	$17,556
Colorado-Kansas	Rate Case	Kansas (1)	15,977
Colorado-Kansas	Infrastructure Mechanism	Colorado (2)	409
Colorado-Kansas	Ad Valorem	Kansas (3)	81
			$34,023
(1)    On January 9, 2026, we reached a settlement agreement for an operating income increase of $12.3 million pending final approval by the Kansas Corporation Commission. We anticipate rates will be implemented March 1, 2026.
(2)    The Colorado SSIR rates became effective January 1, 2026 by operation of law.
(3)    The Kansas Corporation Commission approved the Ad Valorem filing on January 8, 2026 with rates effective February 1, 2026.
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

Annual Formula Rate Mechanisms
State	Infrastructure Programs	Formula Rate Mechanisms

Colorado	System Safety and Integrity Rider (SSIR)	—
Kansas	Gas System Reliability Surcharge (GSRS), System Integrity Program (SIP)	—
Kentucky	Pipeline Replacement Program (PRP)	—
Louisiana	(1)	Rate Stabilization Clause (RSC)
Mississippi	System Integrity Plan (SIP)	Stable Rate Filing (SRF)
Tennessee	(1)	Annual Rate Mechanism (ARM)
Texas	Gas Reliability Infrastructure Program (GRIP), (1)	Dallas Annual Rate Review (DARR), Mid-Tex Rate Review Mechanism (RRM)
Virginia	Steps to Advance Virginia Energy (SAVE)	—
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

The following annual formula rate mechanisms were approved during the three months ended December 31, 2025:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	EDIT Impact	Increase in Annual Operating Income Excluding EDIT	Effective Date
			(In thousands)
2025 Filings:
Colorado-Kansas	Kansas GSRS	06/30/2025	$1,949	—	$1,949	12/04/2025
Kentucky/Mid-States	Kentucky PRP	09/30/2026	4,670	—	4,670	10/02/2025
Mid-Tex	Mid-Tex Cities RRM	12/31/2024	138,508	—	138,508	10/01/2025
Kentucky/Mid-States	Virginia - SAVE	09/30/2026	549	—	549	10/01/2025
Total 2025 Filings			$145,676	$—	$145,676
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. The following table summarizes the rate cases completed in our distribution segment during the three months ended December 31, 2025.

Division	State	Decrease in Annual Operating Income	EDIT Impact	Decrease in Annual Operating Income Excluding EDIT	Effective Date
		(In thousands)
2025 Rate Case Filings:
Mississippi General Rate Case	Mississippi	$(23,203)	$(11)	$(23,214)	12/01/2025
Total 2025 Rate Case Filings		$(23,203)	$(11)	$(23,214)

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
Three Months Ended December 31, 2025 compared with Three Months Ended December 31, 2024
Financial and operational highlights for our pipeline and storage segment for the three months ended December 31, 2025 and 2024 are presented below.

	Three Months Ended December 31
	2025	2024	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$217,744	$195,922	$21,822
Third-party transportation revenue	66,502	56,949	9,553
Other revenue	2,387	2,519	(132)
Total operating revenues	286,633	255,390	31,243
Total purchased gas cost	1,567	(58)	1,625
Operating expenses	119,540	112,016	7,524
Operating income	165,526	143,432	22,094
Other non-operating income	16,647	14,550	2,097
Interest charges	8,968	18,676	(9,708)
Income before income taxes	173,205	139,306	33,899
Income tax expense	39,476	27,661	11,815
Net income	$133,729	$111,645	$22,084
Gross pipeline transportation volumes — MMcf	235,049	217,458	17,591
Consolidated pipeline transportation volumes — MMcf	182,873	169,090	13,783
Operating income for our pipeline and storage segment increased 15.4 percent. Key drivers for the change in operating income include:
•a $20.2 million increase primarily due to rate adjustments from the GRIP filing approved in June 2025.
•a $3.8 million increase due to higher capacity contracted by tariff-based customers due to their increased peak day demand.
•a $7.4 million increase in APT's through-system activities primarily associated with increased spreads.
Partially offset by:
•a $4.4 million increase in depreciation expense and property taxes associated with increased capital investments.
Additionally, our pipeline and storage segment's income before income taxes for the three months ended December 31, 2025 was favorably impacted by $15.2 million as a result of Texas legislation that became effective during the third quarter of fiscal 2025 related to infrastructure spending.

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
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $8.0 billion in common stock and/or debt securities, which expires December 3, 2027. As of December 31, 2025, $5.2 billion of securities were available for issuance under this shelf registration statement.
We also have an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.7 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires December 3, 2027. As of December 31, 2025, $827.1 million of equity was available for issuance under our existing ATM equity sales program. Additionally, as of December 31, 2025, we had $1.1 billion in available proceeds from outstanding forward sale agreements. Additional details are summarized in Note 8 to the condensed consolidated financial statements.
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2026. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.

The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of December 31, 2025, September 30, 2025 and December 31, 2024:

	December 31, 2025		September 30, 2025		December 31, 2024
	(In thousands, except percentages)
Short-term debt	$—	—%	$—	—%	$—	—%
Long-term debt (1)	9,555,875	40.1%	8,918,944	39.7%	8,425,055	39.7%
Shareholders’ equity	14,282,892	59.9%	13,558,890	60.3%	12,780,481	60.3%
Total	$23,838,767	100.0%	$22,477,834	100.0%	$21,205,536	100.0%
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
Cash flows from operating, investing, and financing activities for the three months ended December 31, 2025 and 2024 are presented below.

	Three Months Ended December 31
	2025	2024	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$308,058	$282,022	$26,036
Investing activities	(1,035,643)	(888,941)	(146,702)
Financing activities	895,293	887,469	7,824
Change in cash and cash equivalents and restricted cash and cash equivalents	167,708	280,550	(112,842)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	203,803	308,856	(105,053)
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$371,511	$589,406	$(217,895)
Cash flows from operating activities
For the three months ended December 31, 2025, we generated cash flow from operating activities of $308.1 million compared with $282.0 million for the three months ended December 31, 2024. Operating cash flow increased $26.0 million primarily due to the positive effects of successful rate case outcomes achieved in fiscal 2025.
Cash flows from investing activities
Our capital expenditures are primarily used to improve the safety and reliability of our distribution and transmission system through pipeline replacement and system modernization and to enhance and expand our system to meet customer needs. Over the last three fiscal years, over 85 percent of our capital spending has been committed to improving the safety and reliability of our system.
For the three months ended December 31, 2025, cash used for investing activities was $1,035.6 million compared to $888.9 million for the three months ended December 31, 2024. Capital spending in our distribution segment increased $178.9 million, primarily as a result of increased system modernization and customer growth spending. Capital spending in our pipeline and storage segment decreased $36.8 million primarily due to timing of spending for pipeline system safety and reliability in Texas.
Cash flows from financing activities
For the three months ended December 31, 2025, our financing activities provided $895.3 million of cash compared with $887.5 million of cash provided by financing activities in the prior-year period.
In the three months ended December 31, 2025, we received approximately $1.1 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $600 million of 5.45% senior notes due January 2056, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $590.0 million. Additionally, during the three months ended December 31, 2025, we settled 3,683,384 shares that had been sold on a forward basis for net proceeds of $472.0 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to a 14.9 percent increase in our dividend rate and an increase in shares outstanding.
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
The following table summarizes our share issuances for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31
	2025	2024
Shares issued:
Direct Stock Purchase Plan	11,526	12,344
1998 Long-Term Incentive Plan	156,446	137,862
Retirement Savings Plan and Trust	14,737	16,110
Equity Issuance	3,683,384	3,300,904
Total shares issued	3,866,093	3,467,220
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

Debt Covenants
We were in compliance with all of our debt covenants as of December 31, 2025. Our debt covenants are described in greater detail in Note 7 to the condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 11 to the condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the three months ended December 31, 2025.
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
The following table shows the components of the change in fair value of our financial instruments for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31
	2025	2024
	(In thousands)
Fair value of contracts at beginning of period	$3,412	$88,651
Contracts realized/settled	(3,923)	(8,336)
Fair value of new contracts	9	518
Other changes in value	(6,758)	36,055
Fair value of contracts at end of period	(7,260)	116,888
Netting of cash collateral	—	—
Cash collateral and fair value of contracts at period end	$(7,260)	$116,888
The fair value of our financial instruments at December 31, 2025 is presented below by time period and fair value source:

	Fair Value of Contracts at December 31, 2025
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(8,096)	$836	$—	$—	$(7,260)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(8,096)	$836	$—	$—	$(7,260)

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three months ended December 31, 2025 and 2024.
Distribution Sales and Statistical Data

	Three Months Ended December 31
	2025	2024
METERS IN SERVICE, end of period
Residential	3,169,132	3,136,028
Commercial	259,819	258,052
Industrial	1,477	1,496
Public authority and other	5,629	7,983
Total meters	3,436,057	3,403,559

INVENTORY STORAGE BALANCE — Bcf	73.9	70.1
SALES VOLUMES — MMcf (1)
Gas sales volumes
Residential	40,928	39,363
Commercial	26,293	24,481
Industrial	6,812	6,518
Public authority and other	1,100	1,562
Total gas sales volumes	75,133	71,924
Transportation volumes	38,975	39,538
Total throughput	114,108	111,462
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended December 31
	2025	2024
CUSTOMERS, end of period
Industrial	91	93
Other	209	203
Total	300	296

INVENTORY STORAGE BALANCE — Bcf	1.3	1.4
PIPELINE TRANSPORTATION VOLUMES — MMcf (1)	235,049	217,458
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
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. During the three months ended December 31, 2025, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of the fiscal year ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the three months ended December 31, 2025, except as noted in Note 11 to the condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2025.

Item 5.	Other Information
During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of August 4, 2023)	Exhibit 3.1 to Form 8-K dated August 1, 2023 (File No. 1-10042)
4.1(a)	Officers' Certificate dated October 1, 2025	Exhibit 4.2 to Form 8-K dated October 1, 2025 (File No. 1-10042)
4.1(b)	Global Security for the 5.450% Senior Notes due 2056	Exhibit 4.3 to Form 8-K dated October 1, 2025 (File No. 1-10042)
4.1(c)	Global Security for the 5.450% Senior Notes due 2056	Exhibit 4.4 to Form 8-K dated October 1, 2025 (File No. 1-10042)
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: February 3, 2026