Form 10-Q
period 2026-03-31
ATMOS ENERGY CORP
filed 2026-05-06
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2026.

Class		Shares Outstanding
Common stock	No Par Value	166,919,822

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEK	Atmos Energy Kansas Securitization I, LLC
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
KCC	Kansas Corporation Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
Securitized Utility Tariff Bonds	Series 2023-A Senior Secured Securitized Utility Tariff Bonds
Securitized Utility Tariff Property	As defined in the financing order issued by the KCC in October 2022
SIP	System Integrity Program
SIR	System Integrity Rider
SOFR	Secured Overnight Financing Rate
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	September 30, 2025
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$31,191,277	$29,264,136
Less accumulated depreciation and amortization	4,121,333	3,971,146
Net property, plant and equipment	27,069,944	25,292,990
Current assets
Cash and cash equivalents	125,694	202,687
Restricted cash and cash equivalents	1,414	1,116
Cash and cash equivalents and restricted cash and cash equivalents	127,108	203,803
Accounts receivable, net	644,630	375,509
Gas stored underground	135,871	171,756
Other current assets	354,410	301,627
Total current assets	1,262,019	1,052,695
Securitized intangible asset, net (See Note 9)	70,433	75,127
Goodwill	731,257	731,257
Deferred charges and other assets	1,246,443	1,097,453
	$30,380,096	$28,249,522
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: March 31, 2026 — 166,918,310 shares; September 30, 2025 — 161,568,384 shares	$835	$808
Additional paid-in capital	8,925,235	8,221,455
Accumulated other comprehensive income	465,272	475,015
Retained earnings	5,517,308	4,861,612
Shareholders’ equity	14,908,650	13,558,890
Long-term debt, net	9,554,229	8,907,169
Securitized long-term debt (See Note 9)	63,751	68,236
Total capitalization	24,526,630	22,534,295
Current liabilities
Accounts payable and accrued liabilities	467,022	506,516
Other current liabilities	780,213	835,557
Current maturities of long-term debt	2,395	11,775
Current maturities of securitized long-term debt (See Note 9)	8,858	8,767
Total current liabilities	1,258,488	1,362,615
Deferred income taxes	3,180,269	2,918,347
Regulatory excess deferred taxes	103,214	117,482
Regulatory cost of removal obligation	509,930	532,461
Deferred credits and other liabilities	801,565	784,322
	$30,380,096	$28,249,522
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31
	2026	2025
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$1,877,680	$1,882,528
Pipeline and storage segment	289,289	258,999
Intersegment eliminations	(204,567)	(191,025)
Total operating revenues	1,962,402	1,950,502

Purchased gas cost
Distribution segment	870,912	969,037
Pipeline and storage segment	721	968
Intersegment eliminations	(204,315)	(190,772)
Total purchased gas cost	667,318	779,233

Operation and maintenance expense	195,790	233,296
Depreciation and amortization expense	195,687	182,750
Taxes, other than income	138,803	126,284
Operating income	764,804	628,939
Other non-operating income	17,516	24,172
Interest charges	48,731	50,014
Income before income taxes	733,589	603,097
Income tax expense	151,690	117,521
Net income	$581,899	$485,576
Basic net income per share	$3.49	$3.05
Diluted net income per share	$3.47	$3.03
Cash dividends per share	$1.00	$0.87
Basic weighted average shares outstanding	166,464	159,177
Diluted weighted average shares outstanding	167,812	160,426

Net income	$581,899	$485,576
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(45) and $20	(158)	73
Cash flow hedges:
Amortization and unrealized losses on interest rate agreements, net of tax of $(1,366) and $(1,622)	(4,780)	(5,660)
Total other comprehensive loss	(4,938)	(5,587)
Total comprehensive income	$576,961	$479,989
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended March 31
	2026	2025
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$3,136,506	$2,991,863
Pipeline and storage segment	575,922	514,389
Intersegment eliminations	(407,441)	(379,751)
Total operating revenues	3,304,987	3,126,501

Purchased gas cost
Distribution segment	1,367,948	1,391,607
Pipeline and storage segment	2,288	910
Intersegment eliminations	(406,919)	(379,236)
Total purchased gas cost	963,317	1,013,281

Operation and maintenance expense	425,600	440,340
Depreciation and amortization expense	390,332	363,283
Taxes, other than income	246,170	221,178
Operating income	1,279,568	1,088,419
Other non-operating income	39,747	48,806
Interest charges	82,144	102,939
Income before income taxes	1,237,171	1,034,286
Income tax expense	252,308	196,852
Net income	$984,863	$837,434
Basic net income per share	$5.98	$5.31
Diluted net income per share	$5.92	$5.26
Cash dividends per share	$2.00	$1.74
Basic weighted average shares outstanding	164,596	157,739
Diluted weighted average shares outstanding	166,342	159,125

Net income	$984,863	$837,434
Other comprehensive income (loss), net of tax
Net unrealized holding losses on available-for-sale securities, net of tax of $(45) and $(22)	(157)	(65)
Cash flow hedges:
Amortization and unrealized gains (losses) on interest rate agreements, net of tax of $(2,704) and $1,870	(9,586)	10,901
Total other comprehensive income (loss)	(9,743)	10,836
Total comprehensive income	$975,120	$848,270
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31
	2026	2025
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$984,863	$837,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	390,332	363,283
Deferred income taxes	228,488	170,965
Other	(34,970)	(32,691)
Net assets / liabilities from risk management activities	2,837	845
Net change in other operating assets and liabilities	(540,003)	(134,877)
Net cash provided by operating activities	1,031,547	1,204,959
Cash Flows From Investing Activities
Capital expenditures	(2,036,935)	(1,730,857)
Debt and equity securities activities, net	(5,319)	710
Other, net	6,488	12,609
Net cash used in investing activities	(2,035,766)	(1,717,538)
Cash Flows From Financing Activities
Net proceeds from equity issuances	671,633	379,490
Issuance of common stock through stock purchase and employee retirement plans	3,738	7,888
Proceeds from issuance of long-term debt	596,532	645,372
Repayment of long-term debt	(10,000)	—
Repayment of securitized long-term debt by AEK	(4,394)	(4,051)
Cash dividends paid	(324,510)	(273,869)
Debt issuance costs	(5,475)	(5,987)
Net cash provided by financing activities	927,524	748,843
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(76,695)	236,264
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	203,803	308,856
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$127,108	$545,120
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2026
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to approximately 3.4 million residential, commercial, public authority, and industrial customers through our six regulated distribution divisions, which at March 31, 2026, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Summary of Significant Accounting Policies
Basis of presentation
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 2026 are not indicative of our results of operations for the full 2026 fiscal year, which ends September 30, 2026.
Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
During the second quarter of fiscal 2026, we completed our annual goodwill impairment assessment using a qualitative assessment, as permitted under U.S. GAAP. We test for goodwill at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired.
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
Regulatory assets and liabilities as of March 31, 2026 and September 30, 2025 included the following:

	March 31, 2026	September 30, 2025
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$4,508	$262
Infrastructure mechanisms (1)	424,630	314,047
Winter Storm Uri incremental costs	1,843	5,841
Deferred gas costs	132,354	140,626
Regulatory excess deferred taxes (2)	49,093	49,793
Recoverable loss on reacquired debt	2,819	2,903
Deferred pipeline record collection costs	34,911	39,035
System Safety and Integrity Riders (3)	41,478	43,625
Other	16,869	12,597
	$708,505	$608,729
Regulatory liabilities:
Regulatory excess deferred taxes (2)	$152,503	$190,274
Regulatory cost of removal obligation	647,575	641,019
Deferred gas costs	11,999	6,879
APT annual adjustment mechanism	128,148	99,393
Pension and postretirement benefit costs	292,213	291,351
Other	45,417	40,732
	$1,277,855	$1,269,648
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

Income statement information and capital expenditures for the three and six months ended March 31, 2026 and 2025 by segment are presented in the following tables:

	Three Months Ended March 31, 2026
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Operating revenues from external parties	$1,876,911	$85,491	$1,962,402
Intersegment revenues	769	203,798	204,567
Total operating revenues	1,877,680	289,289	2,166,969
Operation and maintenance expense	155,918	27,054	182,972
Depreciation and amortization expense (2)	146,751	48,936	195,687
Interest charges (2)	29,130	19,601	48,731
Income tax expense (2)	109,714	41,976	151,690
Other segment items (1)	998,864	7,126	1,005,990
Net income (2)	$437,303	$144,596	$581,899
Capital expenditures (2)	$717,079	$286,510	$1,003,589
Reconciliation to consolidated total operating revenues:
Total operating revenues of reportable segments			$2,166,969
Elimination of intersegment revenues			(204,567)
Consolidated total operating revenues			$1,962,402

	Three Months Ended March 31, 2025
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Operating revenues from external parties	$1,881,742	$68,760	$1,950,502
Intersegment revenues	786	190,239	191,025
Total operating revenues	1,882,528	258,999	2,141,527
Operation and maintenance expense	168,097	52,007	220,104
Depreciation and amortization expense (2)	134,546	48,204	182,750
Interest charges (2)	30,087	19,927	50,014
Income tax expense (2)	86,432	31,089	117,521
Other segment items (1)	1,082,723	2,839	1,085,562
Net income (2)	$380,643	$104,933	$485,576
Capital expenditures (2)	$594,853	$244,813	$839,666
Reconciliation to consolidated total operating revenues:
Total operating revenues of reportable segments			$2,141,527
Elimination of intersegment revenues			(191,025)
Consolidated total operating revenues			$1,950,502

	Six Months Ended March 31, 2026
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Operating revenues from external parties	$3,134,960	$170,027	$3,304,987
Intersegment revenues	1,546	405,895	407,441
Total operating revenues	3,136,506	575,922	3,712,428
Operation and maintenance expense	321,286	85,646	406,932
Depreciation and amortization expense (2)	292,739	97,593	390,332
Interest charges (2)	53,575	28,569	82,144
Income tax expense (2)	170,856	81,452	252,308
Other segment items (1)	1,591,512	4,337	1,595,849
Net income (2)	$706,538	$278,325	$984,863
Capital expenditures (2)	$1,521,654	$515,281	$2,036,935
Reconciliation to consolidated total operating revenues:
Total operating revenues of reportable segments			$3,712,428
Elimination of intersegment revenues			(407,441)
Consolidated total operating revenues			$3,304,987

	Six Months Ended March 31, 2025
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Operating revenues from external parties	$2,990,311	$136,190	$3,126,501
Intersegment revenues	1,552	378,199	379,751
Total operating revenues	2,991,863	514,389	3,506,252
Operation and maintenance expense	313,993	104,741	418,734
Depreciation and amortization expense (2)	268,173	95,110	363,283
Interest charges (2)	64,336	38,603	102,939
Income tax expense (2)	138,102	58,750	196,852
Other segment items (1)	1,586,403	607	1,587,010
Net income (2)	$620,856	$216,578	$837,434
Capital expenditures (2)	$1,220,502	$510,355	$1,730,857
Reconciliation to consolidated total operating revenues:
Total operating revenues of reportable segments			$3,506,252
Elimination of intersegment revenues			(379,751)
Consolidated total operating revenues			$3,126,501
(1)Other segment items consist of purchased gas cost, bad debt expense, taxes other than income taxes, the equity component of AFUDC, community support spending, and other segment income or expense deemed insignificant which are used to reach net income, our measurement of segment profit or loss.
(2)The totals of reportable segments for these items reconcile to consolidated totals.

Balance sheet information at March 31, 2026 and September 30, 2025 by segment is presented in the following tables:

	March 31, 2026
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Net property, plant and equipment (1)	$20,101,608	$6,968,336	$27,069,944
Total assets	$29,384,731	$7,408,408	$36,793,139
Reconciliation to consolidated assets:
Total assets of reportable segments			$36,793,139
Elimination of intersegment assets			(6,413,043)
Consolidated total assets			$30,380,096

	September 30, 2025
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Net property, plant and equipment (1)	$18,765,128	$6,527,862	$25,292,990
Total assets	$27,296,805	$6,896,646	$34,193,451
Reconciliation to consolidated assets:
Total assets of reportable segments			$34,193,451
Elimination of intersegment assets			(5,943,929)
Consolidated total assets			$28,249,522
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

Basic and diluted earnings per share for the three and six months ended March 31, 2026 and 2025 are calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$581,899	$485,576	$984,863	$837,434
Less: Income allocated to participating securities	208	245	361	436
Income available to common shareholders	$581,691	$485,331	$984,502	$836,998
Basic weighted average shares outstanding	166,464	159,177	164,596	157,739
Net income per share — Basic	$3.49	$3.05	$5.98	$5.31
Diluted Earnings Per Share
Income available to common shareholders	$581,691	$485,331	$984,502	$836,998
Effect of dilutive shares	—	—	—	—
Income available to common shareholders	$581,691	$485,331	$984,502	$836,998
Basic weighted average shares outstanding	166,464	159,177	164,596	157,739
Dilutive shares	1,348	1,249	1,746	1,386
Diluted weighted average shares outstanding	167,812	160,426	166,342	159,125
Net income per share — Diluted	$3.47	$3.03	$5.92	$5.26

6.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three and six months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$1,219,792	$—	$1,308,691	$—
Commercial	469,001	—	480,108	—
Industrial	44,479	—	38,885	—
Public authority and other	15,458	—	23,921	—
Total gas sales revenues	1,748,730	—	1,851,605	—
Transportation revenues	44,363	318,780	43,352	266,514
Miscellaneous revenues	3,461	3,351	4,222	4,259
Revenues from contracts with customers	1,796,554	322,131	1,899,179	270,773
Alternative revenue program revenues	77,179	(32,842)	(20,117)	(11,774)
Other revenues	3,947	—	3,466	—
Total operating revenues	$1,877,680	$289,289	$1,882,528	$258,999

	Six Months Ended March 31, 2026		Six Months Ended March 31, 2025
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$2,000,204	$—	$2,001,741	$—
Commercial	784,566	—	746,162	—
Industrial	77,340	—	65,206	—
Public authority and other	25,535	—	36,802	—
Total gas sales revenues	2,887,645	—	2,849,911	—
Transportation revenues	85,841	636,183	80,079	532,543
Miscellaneous revenues	6,299	5,981	7,244	6,923
Revenues from contracts with customers	2,979,785	642,164	2,937,234	539,466
Alternative revenue program revenues	149,011	(66,242)	47,219	(25,077)
Other revenues	7,710	—	7,410	—
Total operating revenues	$3,136,506	$575,922	$2,991,863	$514,389
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
Accounts receivable and allowance for uncollectible accounts
Accounts receivable arise from natural gas sales to residential, commercial, industrial, public authority, and other customers. Our accounts receivable balance includes unbilled amounts which represent a customer’s consumption of gas from the date of the last cycle billing through the last day of the month. Our policy related to the accounting for our accounts receivable and allowance for uncollectible accounts is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. During the six months ended March 31, 2026, there were no material changes to this policy. Rollforwards of our allowance for uncollectible accounts for the three and six months ended March 31, 2026 and 2025 are presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 89 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.

Three Months Ended March 31, 2026
(In thousands)
Beginning balance, December 31, 2025	$45,100
Current period provisions	14,060
Write-offs charged against allowance	(4,275)
Recoveries of amounts previously written off	459
Ending balance, March 31, 2026	$55,344

Three Months Ended March 31, 2025
(In thousands)
Beginning balance, December 31, 2024	$39,166
Current period provisions	14,391
Write-offs charged against allowance	(4,761)
Recoveries of amounts previously written off	545
Ending balance, March 31, 2025	$49,341

Six Months Ended March 31, 2026
(In thousands)
Beginning balance, September 30, 2025	$45,259
Current period provisions	21,485
Write-offs charged against allowance	(12,866)
Recoveries of amounts previously written off	1,466
Ending balance, March 31, 2026	$55,344

Six Months Ended March 31, 2025
(In thousands)
Beginning balance, September 30, 2024	$37,056
Current period provisions	23,015
Write-offs charged against allowance	(12,209)
Recoveries of amounts previously written off	1,479
Ending balance, March 31, 2025	$49,341

7.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Other than as described below, there were no material changes in the terms of our debt instruments during the six months ended March 31, 2026.
Long-term debt at March 31, 2026 and September 30, 2025 consisted of the following:

	March 31, 2026	September 30, 2025
	(In thousands)
Unsecured 3.00% Senior Notes, due June 2027	$500,000	$500,000
Unsecured 2.625% Senior Notes, due September 2029	500,000	500,000
Unsecured 1.50% Senior Notes, due January 2031	600,000	600,000
Unsecured 5.45% Senior Notes, due October 2032	300,000	300,000
Unsecured 5.90% Senior Notes, due November 2033	725,000	725,000
Unsecured 5.95% Senior Notes, due October 2034	200,000	200,000
Unsecured 5.20% Senior Notes, due August 2035	500,000	500,000
Unsecured 5.50% Senior Notes, due June 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due January 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due October 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due October 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due March 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due September 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due February 2052	600,000	600,000
Unsecured 5.75% Senior Notes, due October 2052	500,000	500,000
Unsecured 6.20% Senior Notes, due November 2053	500,000	500,000
Unsecured 5.00% Senior Notes, due December 2054	650,000	650,000
Unsecured 5.45% Senior Notes, due January 2056	600,000	—
Medium-term note Series A, 1995-1, 6.67%, due December 2025	—	10,000
Unsecured 6.75% Debentures, due July 2028	150,000	150,000
Finance lease obligations	101,802	47,234
Total long-term debt	9,626,802	8,982,234
Less:
Original issue (premium) discount on unsecured senior notes and debentures	2,602	(1,332)
Debt issuance cost	67,576	64,622
Current maturities of long-term debt	2,395	11,775
Total long-term debt, net	$9,554,229	$8,907,169
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
The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility. On March 27, 2026, we elected to extend the maturity date from March 28, 2030 to March 28, 2031. This facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At March 31, 2026 and September 30, 2025, there were no amounts outstanding under our commercial paper program.
We also have a $1.5 billion three-year senior unsecured credit facility that is used to provide additional working capital funding. On March 27, 2026, we elected to extend the maturity date from March 28, 2028 to March 28, 2029. This facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At March 31, 2026 and September 30, 2025, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2026 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of March 31, 2026 and September 30, 2025.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed March 31, 2026 and is used to issue letters of credit and to provide working capital funding. At March 31, 2026, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At March 31, 2026, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 40 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales, and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of March 31, 2026. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

8.    Shareholders' Equity
The following tables present a reconciliation of changes in stockholders' equity for the three and six months ended March 31, 2026 and 2025.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2025	161,568,384	$808	$8,221,455	$475,015	$4,861,612	$13,558,890
Net income	—	—	—	—	402,964	402,964
Other comprehensive loss	—	—	—	(4,805)	—	(4,805)
Cash dividends ($1.00 per share)	—	—	—	—	(160,407)	(160,407)
Common stock issued:
Public and other stock offerings	3,709,647	18	474,625	—	—	474,643
Stock-based compensation plans	156,446	1	11,606	—	—	11,607
Balance, December 31, 2025	165,434,477	827	8,707,686	470,210	5,104,169	14,282,892
Net income	—	—	—	—	581,899	581,899
Other comprehensive loss	—	—	—	(4,938)	—	(4,938)
Cash dividends ($1.00 per share)	—	—	—	—	(168,760)	(168,760)
Common stock issued:
Public and other stock offerings	1,445,607	7	205,376	—	—	205,383
Stock-based compensation plans	38,226	1	12,173	—	—	12,174
Balance, March 31, 2026	166,918,310	$835	$8,925,235	$465,272	$5,517,308	$14,908,650

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2024	155,258,845	$776	$7,474,559	$465,715	$4,216,619	$12,157,669
Net income	—	—	—	—	351,858	351,858
Other comprehensive income	—	—	—	16,423	—	16,423
Cash dividends ($0.87 per share)	—	—	—	—	(135,453)	(135,453)
Common stock issued:
Public and other stock offerings	3,329,358	17	383,520	—	—	383,537
Stock-based compensation plans	137,862	1	6,446	—	—	6,447
Balance, December 31, 2024	158,726,065	794	7,864,525	482,138	4,433,024	12,780,481
Net income	—	—	—	—	485,576	485,576
Other comprehensive loss	—	—	—	(5,587)	—	(5,587)
Cash dividends ($0.87 per share)	—	—	—	—	(138,416)	(138,416)
Common stock issued:
Public and other stock offerings	26,367	—	3,841	—	—	3,841
Stock-based compensation plans	82,691	—	12,070	—	—	12,070
Balance, March 31, 2025	158,835,123	$794	$7,880,436	$476,551	$4,780,184	$13,137,965
Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $8.0 billion in common stock and/or debt securities, which expires December 3, 2027. At March 31, 2026, $5.2 billion of securities were available for issuance under this shelf registration statement.

We also have an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.7 billion through December 3, 2027 (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program).
During the six months ended March 31, 2026, we settled forward sale agreements with respect to 5,106,782 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $671.6 million. As of March 31, 2026, $827.1 million of equity was available for issuance under our existing ATM program. Additionally, we had $890.1 million in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In thousands)	Forward Price
June 30, 2026	963,081	$127,346	$132.23
December 31, 2026	3,392,352	475,986	$140.31
March 31, 2027	1,873,444	286,793	$153.08
Total	6,228,877	$890,125	$142.90
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2025	$209	$474,806	$475,015
Other comprehensive income (loss) before reclassifications	(157)	—	(157)
Amounts reclassified from accumulated other comprehensive income	—	(9,586)	(9,586)
Net current-period other comprehensive income (loss)	(157)	(9,586)	(9,743)
March 31, 2026	$52	$465,220	$465,272

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2024	$213	$465,502	$465,715
Other comprehensive income (loss) before reclassifications	(65)	18,041	17,976
Amounts reclassified from accumulated other comprehensive income	—	(7,140)	(7,140)
Net current-period other comprehensive income (loss)	(65)	10,901	10,836
March 31, 2025	$148	$476,403	$476,551

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

The following table summarizes the impact of AEK on our condensed consolidated balance sheets, for the periods indicated:

	March 31, 2026	September 30, 2025
	(In thousands)
Restricted cash and cash equivalents	$1,414	$1,116
Other current assets	$2	$1
Securitized intangible asset, net	$70,433	$75,127
Accrued interest	$315	$331
Current maturities of securitized long-term debt	$8,858	$8,767
Securitized long-term debt	$63,751	$68,236
The following table summarizes the impact of AEK on our condensed consolidated statements of comprehensive income, for the periods indicated:

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In thousands)
Operating revenues	$3,503	$2,951	$6,805	$6,344
Operation and maintenance expense	(187)	(216)	(187)	(277)
Amortization expense	(2,365)	(1,689)	(4,694)	(3,953)
Interest expense, net	(951)	(1,046)	(1,924)	(2,114)
Income before income taxes	$—	$—	$—	$—

The securitized long-term debt is recorded at carrying value. The fair value of the securitized long-term debt is determined using third party market value quotations, which are considered Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value and fair value of the securitized long-term debt as of March 31, 2026 was $72.6 million and $73.3 million, and as of September 30, 2025 was $77.0 million and $78.8 million.
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

10.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2026 and 2025 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating income.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2026	2025	2026	2025
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,580	$2,837	$2,017	$2,033
Interest cost (1)	6,925	6,663	3,635	3,365
Expected return on assets (1)	(7,949)	(7,655)	(4,070)	(3,831)
Amortization of prior service cost (credit) (1)	—	—	(2,879)	(3,260)
Amortization of actuarial (gain) loss (1)	(51)	256	(2,415)	(2,429)
Net periodic pension cost	$1,505	$2,101	$(3,712)	$(4,122)

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2026	2025	2026	2025
	(In thousands)
Components of net periodic pension cost:
Service cost	$5,160	$5,674	$4,034	$4,066
Interest cost (1)	13,850	13,326	7,270	6,731
Expected return on assets (1)	(15,898)	(15,309)	(8,140)	(7,663)
Amortization of prior service cost (credit) (1)	—	—	(5,759)	(6,520)
Amortization of actuarial (gain) loss (1)	(102)	511	(4,830)	(4,858)
Net periodic pension cost	$3,010	$4,202	$(7,425)	$(8,244)
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
The National Transportation Safety Board (NTSB) issued a Preliminary Report on February 14, 2024 relating to its investigation of two incidents that occurred in Jackson, Mississippi on January 24 and 27, 2024 that resulted in one fatality. On March 26, 2026, the NTSB issued its final report that included an Executive Summary, Findings, Probable Cause, and Recommendations. Also on March 26, 2026, a safety recommendation letter was distributed to Atmos Energy.
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

Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices under contracts indexed to natural gas hubs or fixed price contracts. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. At March 31, 2026, we were committed to purchase 80.8 Bcf within one year and 67.4 Bcf within two to three years under indexed contracts. At March 31, 2026, we had no commitments under fixed price contracts.
Rate Regulatory Proceedings
As of March 31, 2026, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the six months ended March 31, 2026.

12.    Income Taxes
Income Tax Expense
Our interim effective tax rates reflect the estimated annual effective tax rates for the fiscal years ended September 30, 2026 and 2025, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2026 and 2025 were 20.7% and 19.5% and for the six months ended March 31, 2026 and 2025 were 20.4% and 19.0%. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the amortization of excess deferred federal income tax liabilities, tax credits, state income taxes, and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the TCJA), a Kansas legislative change enacted in fiscal 2020, and a Louisiana legislative change enacted in fiscal 2025. Currently, the regulatory excess net deferred tax liability of $103.4 million is being returned over various periods. Of this amount, $55.6 million is being returned to customers over 36 - 60 months. An additional $46.8 million is being returned to customers on a provisional basis over 15 - 46 years until our regulators establish the final refund periods. The refund of the remaining $1.0 million will be addressed in future rate proceedings.
As of March 31, 2026 and September 30, 2025, $49.3 million and $72.8 million is recorded in other current liabilities.

13.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. During the six months ended March 31, 2026, there were no material changes in our objectives, strategies, and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.
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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2025-2026 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 23.8 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.
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
As of March 31, 2026, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of March 31, 2026, we had 9,468 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of March 31, 2026 and September 30, 2025. The gross amounts of recognized assets and liabilities are netted within our condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, as of March 31, 2026 and September 30, 2025, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

		March 31, 2026
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$3,413	$(805)
Gross / Net Financial Instruments		$3,413	$(805)

		September 30, 2025
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$5,303	$(6,339)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	4,594	(146)
Total		9,897	(6,485)
Gross / Net Financial Instruments		$9,897	$(6,485)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net (gain) loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2026 and 2025 was $(6.1) million and $(5.1) million and for the six months ended March 31, 2026 and 2025 was $(12.3) million and $(10.2) million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and six months ended March 31, 2026 and 2025.

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$—	$(1,678)	$—	$18,041
Recognition of gains in earnings due to settlements:
Interest rate agreements	(4,780)	(3,982)	(9,586)	(7,140)
Total other comprehensive income (loss) from hedging, net of tax	$(4,780)	$(5,660)	$(9,586)	$10,901
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of March 31, 2026, we had $465.2 million of net realized gains in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net gains recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2056. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$19,118
Thereafter	446,102
Total	$465,220

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

14.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and short-term debt at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. During the six months ended March 31, 2026, there were no changes in these methods.
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

Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2026 and September 30, 2025. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	March 31, 2026
	(In thousands)
Assets:
Financial instruments	$—	$3,413	$—	$—	$3,413
Debt and equity securities
Registered investment companies	26,761	—	—	—	26,761
Bond mutual funds	42,739	—	—	—	42,739
Bonds (2)	—	48,464	—	—	48,464
Money market funds	—	1,602	—	—	1,602
Total debt and equity securities	69,500	50,066	—	—	119,566
Total assets	$69,500	$53,479	$—	$—	$122,979
Liabilities:
Financial instruments	$—	$805	$—	$—	$805

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2025
	(In thousands)
Assets:
Financial instruments	$—	$9,897	$—	$—	$9,897
Debt and equity securities
Registered investment companies	26,463	—	—	—	26,463
Bond mutual funds	42,106	—	—	—	42,106
Bonds (2)	—	42,754	—	—	42,754
Money market funds	—	3,615	—	—	3,615
Total debt and equity securities	68,569	46,369	—	—	114,938
Total assets	$68,569	$56,266	$—	$—	$124,835
Liabilities:
Financial instruments	$—	$6,485	$—	$—	$6,485

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns, and any intent to sell the security. As of March 31, 2026, no allowance for credit losses was recorded for our available-for-sale debt securities. At March 31, 2026 and September 30, 2025, the amortized cost of our available-for-sale debt securities was $48.4 million and $42.5 million. At March 31, 2026, we maintained investments in bonds that have contractual maturity dates ranging from April 2026 through March 2029.
Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
	(In thousands)
Carrying Amount	$9,525,000	$8,935,000
Fair Value	$8,642,130	$8,272,978

15.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. During the six months ended March 31, 2026, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of March 31, 2026, the related condensed consolidated statements of comprehensive income for the three- and six-month periods ended March 31, 2026 and 2025, the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
May 6, 2026

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to approximately 3.4 million residential, commercial, public authority, and industrial customers throughout our six distribution divisions, which at March 31, 2026 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 and include the following:
•Regulation
•Pension and other postretirement plans
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the six months ended March 31, 2026.
RESULTS OF OPERATIONS
Executive Summary
During the six months ended March 31, 2026, we recorded net income of $984.9 million, or $5.92 per diluted share, compared to net income of $837.4 million, or $5.26 per diluted share for the six months ended March 31, 2025.
The 18 percent year-over-year increase in net income largely reflects positive rate outcomes driven by safety and reliability spending. Additionally, our results for the six months ended March 31, 2026 were favorably impacted by $93.6 million as a result of Texas legislation that became effective during the third quarter of fiscal 2025 related to infrastructure spending. These increases were partially offset by increased depreciation and property tax expenses and higher spending on safety and compliance related activities.
During the six months ended March 31, 2026, we implemented, or received approval to implement, ratemaking regulatory actions which resulted in an increase in annual operating income of $135.3 million. Additionally, as of March 31, 2026, we had ratemaking efforts in progress seeking a total increase in annual operating income of $599.2 million.
Capital expenditures for the six months ended March 31, 2026 were $2,036.9 million. Over 85 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the six months ended March 31, 2026, we completed approximately $1.3 billion of long-term debt and equity financing. As of March 31, 2026, our equity capitalization was 60.9 percent. As of March 31, 2026, we had approximately $4.1 billion in total liquidity, consisting of $125.7 million in cash and cash equivalents, $890.1 million in funds available through equity forward sales agreements and $3,094.4 million in undrawn capacity under our credit facilities.
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
Three Months Ended March 31, 2026 compared with Three Months Ended March 31, 2025
Financial and operational highlights for our distribution segment for the three months ended March 31, 2026 and 2025 are presented below.

	Three Months Ended March 31
	2026	2025	Change
	(In thousands, unless otherwise noted)
Operating revenues	$1,877,680	$1,882,528	$(4,848)
Purchased gas cost	870,912	969,037	(98,125)
Operating expenses	440,860	429,773	11,087
Operating income	565,908	483,718	82,190
Other non-operating income	10,239	13,444	(3,205)
Interest charges	29,130	30,087	(957)
Income before income taxes	547,017	467,075	79,942
Income tax expense	109,714	86,432	23,282
Net income	$437,303	$380,643	$56,660
Consolidated distribution sales volumes — MMcf	117,486	143,153	(25,667)
Consolidated distribution transportation volumes — MMcf	41,917	46,298	(4,381)
Total consolidated distribution throughput — MMcf	159,403	189,451	(30,048)
Consolidated distribution average cost of gas per Mcf sold	$7.41	$6.77	$0.64

Operating income for our distribution segment increased 17.0 percent. Key drivers for the change in operating income include:
•an $83.0 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $4.0 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
•a $4.3 million decrease in refunds of excess deferred taxes to customers.
Partially offset by:
•a $24.4 million increase in depreciation expense and property taxes associated with increased capital investments.
Additionally, our distribution segment's income before income taxes for the three months ended March 31, 2026 was favorably impacted by $24.1 million as a result of Texas legislation that became effective during the third quarter of fiscal 2025 related to infrastructure spending. This amount is reflected in the respective line items in which the costs are incurred, including operating expenses of $23.9 million and interest charges.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended March 31, 2026 and 2025. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended March 31
	2026	2025	Change
	(In thousands)
Mid-Tex	$350,565	$273,478	$77,087
Kentucky/Mid-States	51,556	48,833	2,723
Louisiana	46,060	43,082	2,978
West Texas	56,926	41,551	15,375
Mississippi	42,218	51,066	(8,848)
Colorado-Kansas	21,684	24,280	(2,596)
Other	(3,101)	1,428	(4,529)
Total	$565,908	$483,718	$82,190
Six Months Ended March 31, 2026 compared with Six Months Ended March 31, 2025
Financial and operational highlights for our distribution segment for the six months ended March 31, 2026 and 2025 are presented below.

	Six Months Ended March 31
	2026	2025	Change
	(In thousands, unless otherwise noted)
Operating revenues	$3,136,506	$2,991,863	$144,643
Purchased gas cost	1,367,948	1,391,607	(23,659)
Operating expenses	853,412	800,490	52,922
Operating income	915,146	799,766	115,380
Other non-operating income	15,823	23,528	(7,705)
Interest charges	53,575	64,336	(10,761)
Income before income taxes	877,394	758,958	118,436
Income tax expense	170,856	138,102	32,754
Net income	$706,538	$620,856	$85,682
Consolidated distribution sales volumes — MMcf	192,619	215,077	(22,458)
Consolidated distribution transportation volumes — MMcf	78,994	83,960	(4,966)
Total consolidated distribution throughput — MMcf	271,613	299,037	(27,424)
Consolidated distribution average cost of gas per Mcf sold	$7.10	$6.47	$0.63
Operating income for our distribution segment increased 14.4 percent. Key drivers for the change in operating income include:

•a $130.7 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $14.6 million increase in consumption, net of WNA.
•a $9.9 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
•a $7.1 million decrease in refunds of excess deferred taxes to customers.
Partially offset by:
•a $49.2 million increase in depreciation expense and property taxes associated with increased capital investments.
•a $10.3 million increase in system monitoring, line locating, and other compliance-related activities.
Additionally, our distribution segment's income before income taxes for the six months ended March 31, 2026 was favorably impacted by $44.0 million as a result of Texas legislation that became effective during the third quarter of fiscal 2025 related to infrastructure spending. This amount is reflected in the respective line items in which the costs are incurred, including operating expenses of $29.0 million and interest charges.

	Six Months Ended March 31
	2026	2025	Change
	(In thousands)
Mid-Tex	$553,766	$442,086	$111,680
Kentucky/Mid-States	91,862	86,263	5,599
Louisiana	79,213	72,385	6,828
West Texas	92,790	68,236	24,554
Mississippi	67,186	85,266	(18,080)
Colorado-Kansas	34,465	37,780	(3,315)
Other	(4,136)	7,750	(11,886)
Total	$915,146	$799,766	$115,380
Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first six months of fiscal 2026, we implemented, or received approval to implement, regulatory proceedings, resulting in a $135.3 million increase in annual operating income as summarized below. Our ratemaking outcomes include the refund (return) of excess deferred income taxes (EDIT) resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit.

Rate Action	Annual Increase (Decrease) in Operating Income	EDIT Impact	Annual Increase (Decrease) in Operating Income Excluding EDIT
	(In thousands)
Annual formula rate mechanisms	$146,085	$—	$146,085
Rate case filings	(10,873)	(4,009)	(14,882)
Other rate activity	81	—	81
	$135,293	$(4,009)	$131,284

The following ratemaking efforts seeking $487.0 million in increased annual operating income were in progress as of March 31, 2026:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Rate Case	Colorado (1)	$17,556
Colorado-Kansas	Infrastructure Mechanism	Kansas (2)	777
Kentucky/Mid-States	Formula Rate Mechanism	Tennessee	14,678
Louisiana	Formula Rate Mechanism	Louisiana	30,845
Mid-Tex	Infrastructure Mechanism	ATM Cities	28,201
Mid-Tex	Formula Rate Mechanism	City of Dallas	35,840
Mid-Tex	Infrastructure Mechanism	Environs	15,649
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities	273,213
Mississippi	Formula Rate Mechanism	Mississippi	37,816
West Texas	Infrastructure Mechanism	Amarillo, Lubbock, Dalhart and Channing	14,694
West Texas	Infrastructure Mechanism	Environs	4,327
West Texas	Formula Rate Mechanism	West Texas Cities	13,371
			$486,967
(1)    On April 15, 2026, we reached a settlement agreement for an operating income increase of $10.8 million pending final approval by the Colorado Public Utilities Commission. We anticipate rates will be implemented during fiscal 2026.
(2)    The Kansas Corporation Commission approved the SIP filing on March 31, 2026, with rates effective April 1, 2026.
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

The following annual formula rate mechanisms were approved during the six months ended March 31, 2026:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	EDIT Impact	Increase in Annual Operating Income Excluding EDIT	Effective Date
			(In thousands)
2025 Filings:
Colorado-Kansas	Colorado SSIR	12/31/2026	$409	$—	$409	01/01/2026
Colorado-Kansas	Kansas GSRS	06/30/2025	1,949	—	1,949	12/04/2025
Kentucky/Mid-States	Kentucky PRP	09/30/2026	4,670	—	4,670	10/02/2025
Kentucky/Mid-States	Virginia - SAVE	09/30/2026	549	—	549	10/01/2025
Mid-Tex	Mid-Tex Cities RRM	12/31/2024	138,508	—	138,508	10/01/2025
Total 2025 Filings			$146,085	$—	$146,085
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. The following table summarizes the rate cases completed in our distribution segment during the six months ended March 31, 2026.

Division	State	Increase (Decrease) in Annual Operating Income	EDIT Impact	Increase (Decrease) in Annual Operating Income Excluding EDIT	Effective Date
		(In thousands)
2025 Rate Case Filings:
Colorado-Kansas	Kansas	$12,330	$(3,998)	$8,332	03/01/2026
Mississippi General Rate Case	Mississippi	(23,203)	(11)	(23,214)	12/01/2025
Total 2025 Rate Case Filings		$(10,873)	$(4,009)	$(14,882)

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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 13, 2026, APT made a GRIP filing that covered changes in net property, plant and equipment investments from January 1, 2025 through December 31, 2025 with a requested increase in operating income of $112.2 million.
The demand fee our Louisiana natural gas transmission pipeline charges to our Louisiana distribution division increases five percent annually and has been approved by the Louisiana Public Service Commission until September 30, 2027.
Three Months Ended March 31, 2026 compared with Three Months Ended March 31, 2025
Financial and operational highlights for our pipeline and storage segment for the three months ended March 31, 2026 and 2025 are presented below.

	Three Months Ended March 31
	2026	2025	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$219,524	$198,239	$21,285
Third-party transportation revenue	66,634	56,690	9,944
Other revenue	3,131	4,070	(939)
Total operating revenues	289,289	258,999	30,290
Total purchased gas cost	721	968	(247)
Operating expenses	89,672	112,810	(23,138)
Operating income	198,896	145,221	53,675
Other non-operating income	7,277	10,728	(3,451)
Interest charges	19,601	19,927	(326)
Income before income taxes	186,572	136,022	50,550
Income tax expense	41,976	31,089	10,887
Net income	$144,596	$104,933	$39,663
Gross pipeline transportation volumes — MMcf	230,341	244,583	(14,242)
Consolidated pipeline transportation volumes — MMcf	158,850	154,675	4,175
Operating income for our pipeline and storage segment increased 37.0 percent. Key drivers for the change in operating income include:
•a $20.3 million increase primarily due to rate adjustments from the GRIP filing approved in June 2025.
•a $3.9 million increase due to higher capacity contracted by tariff-based customers due to their increased peak day demand.
•an $8.6 million increase in APT's through-system activities primarily associated with increased spreads.
Partially offset by:
•an $8.0 million increase in depreciation expense and property taxes associated with increased capital investments.
Additionally, our pipeline and storage segment's income before income taxes for the three months ended March 31, 2026 was favorably impacted by $34.4 million as a result of Texas legislation that became effective during the third quarter of fiscal 2025 related to infrastructure spending. This amount is reflected in the respective line items in which the costs are incurred, including operating expenses of $30.4 million and interest charges.
Six Months Ended March 31, 2026 compared with Six Months Ended March 31, 2025
Financial and operational highlights for our pipeline and storage segment for the six months ended March 31, 2026 and 2025 are presented below.

	Six Months Ended March 31
	2026	2025	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$437,268	$394,161	$43,107
Third-party transportation revenue	133,136	113,639	19,497
Other revenue	5,518	6,589	(1,071)
Total operating revenues	575,922	514,389	61,533
Total purchased gas cost	2,288	910	1,378
Operating expenses	209,212	224,826	(15,614)
Operating income	364,422	288,653	75,769
Other non-operating income	23,924	25,278	(1,354)
Interest charges	28,569	38,603	(10,034)
Income before income taxes	359,777	275,328	84,449
Income tax expense	81,452	58,750	22,702
Net income	$278,325	$216,578	$61,747
Gross pipeline transportation volumes — MMcf	465,390	462,041	3,349
Consolidated pipeline transportation volumes — MMcf	341,723	323,765	17,958
Operating income for our pipeline and storage segment increased 26.2 percent. Key drivers for the change in operating income include:
•a $40.6 million increase primarily due to rate adjustments from the GRIP filing approved in June 2025.
•a $7.7 million increase due to higher capacity contracted by tariff-based customers due to their increased peak day demand.
•a $16.0 million increase in APT's through-system activities primarily associated with increased spreads.
Partially offset by:
•a $12.3 million increase in depreciation expense and property taxes associated with increased capital investments.
Additionally, our pipeline and storage segment's income before income taxes for the six months ended March 31, 2026 was favorably impacted by $49.6 million as a result of Texas legislation that became effective during the third quarter of fiscal 2025 related to infrastructure spending. This amount is reflected in the respective line items in which the costs are incurred, including operating expenses of $33.1 million and interest charges.
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
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $8.0 billion in common stock and/or debt securities, which expires December 3, 2027. As of March 31, 2026, $5.2 billion of securities were available for issuance under this shelf registration statement.
We also have an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.7 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires December 3, 2027. As of March 31, 2026, $827.1 million of equity was available for issuance under our existing ATM equity sales program. Additionally, as of March 31, 2026, we had $890.1 million in available proceeds from outstanding forward sale agreements. Additional details are summarized in Note 8 to the condensed consolidated financial statements.
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2026. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.

The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of March 31, 2026, September 30, 2025 and March 31, 2025:

	March 31, 2026		September 30, 2025		March 31, 2025
	(In thousands, except percentages)
Short-term debt	$—	—%	$—	—%	$—	—%
Long-term debt (1)	9,556,624	39.1%	8,918,944	39.7%	8,425,437	39.1%
Shareholders’ equity	14,908,650	60.9%	13,558,890	60.3%	13,137,965	60.9%
Total	$24,465,274	100.0%	$22,477,834	100.0%	$21,563,402	100.0%
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
Cash flows from operating, investing, and financing activities for the six months ended March 31, 2026 and 2025 are presented below.

	Six Months Ended March 31
	2026	2025	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$1,031,547	$1,204,959	$(173,412)
Investing activities	(2,035,766)	(1,717,538)	(318,228)
Financing activities	927,524	748,843	178,681
Change in cash and cash equivalents and restricted cash and cash equivalents	(76,695)	236,264	(312,959)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	203,803	308,856	(105,053)
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$127,108	$545,120	$(418,012)
Cash flows from operating activities
For the six months ended March 31, 2026, we generated cash flow from operating activities of $1,031.5 million compared with $1,205.0 million for the six months ended March 31, 2025. Operating cash flow decreased by $173.4 million primarily due to the timing of gas cost recoveries.
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
For the six months ended March 31, 2026, cash used for investing activities was $2,035.8 million compared to $1,717.5 million for the six months ended March 31, 2025. Capital spending in our distribution segment increased $301.1 million, primarily as a result of increased system modernization. Capital spending in our pipeline and storage segment increased $5.0 million primarily due to increased spending for pipeline system safety and reliability in Texas and system modernization.
Cash flows from financing activities
For the six months ended March 31, 2026, our financing activities provided $927.5 million of cash compared with $748.8 million of cash provided by financing activities in the prior-year period.
In the six months ended March 31, 2026, we received approximately $1.3 billion in net proceeds from the issuance of long-term debt and equity. We completed a public offering of $600 million of 5.45% senior notes due January 2056, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $590.0 million. Additionally, during the six months ended March 31, 2026, we settled 5,106,782 shares that had been sold on a forward basis for net proceeds of $671.6 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to a 14.9 percent increase in our dividend rate and an increase in shares outstanding.
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
The following table summarizes our share issuances for the six months ended March 31, 2026 and 2025:

	Six Months Ended March 31
	2026	2025
Shares issued:
Direct Stock Purchase Plan	22,167	25,431
1998 Long-Term Incentive Plan	194,672	220,553
Retirement Savings Plan and Trust	26,305	29,390
Equity Issuance	5,106,782	3,300,904
Total shares issued	5,349,926	3,576,278
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
Debt Covenants
We were in compliance with all of our debt covenants as of March 31, 2026. Our debt covenants are described in greater detail in Note 7 to the condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 11 to the condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2026.
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
The following table shows the components of the change in fair value of our financial instruments for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In thousands)
Fair value of contracts at beginning of period	$(7,260)	$116,888	$3,412	$88,651
Contracts realized/settled	5,281	(2,465)	1,358	(10,801)
Fair value of new contracts	33	(561)	42	(43)
Other changes in value	4,554	8,786	(2,204)	44,841
Fair value of contracts at end of period	2,608	122,648	2,608	122,648
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$2,608	$122,648	$2,608	$122,648
The fair value of our financial instruments at March 31, 2026 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2026
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$2,608	$—	$—	$—	$2,608
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$2,608	$—	$—	$—	$2,608

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and six months ended March 31, 2026 and 2025.
Distribution Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
METERS IN SERVICE, end of period
Residential	3,176,116	3,148,902	3,176,116	3,148,902
Commercial	259,186	259,023	259,186	259,023
Industrial	1,482	1,485	1,482	1,485
Public authority and other	5,624	7,724	5,624	7,724
Total meters	3,442,408	3,417,134	3,442,408	3,417,134

INVENTORY STORAGE BALANCE — Bcf	60.4	40.6	60.4	40.6
SALES VOLUMES — MMcf (1)
Gas sales volumes
Residential	69,388	86,552	110,316	125,915
Commercial	39,748	45,926	66,041	70,407
Industrial	6,810	7,825	13,622	14,343
Public authority and other	1,540	2,850	2,640	4,412
Total gas sales volumes	117,486	143,153	192,619	215,077
Transportation volumes	43,846	48,287	82,821	87,825
Total throughput	161,332	191,440	275,440	302,902
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
CUSTOMERS, end of period
Industrial	91	92	91	92
Other	202	209	202	209
Total	293	301	293	301

INVENTORY STORAGE BALANCE — Bcf	0.2	0.3	0.2	0.3
PIPELINE TRANSPORTATION VOLUMES — MMcf (1)	230,341	244,583	465,390	462,041
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
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. During the six months ended March 31, 2026, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the six months ended March 31, 2026, except as noted in Note 11 to the condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2025.

Item 5.	Other Information
During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Amended and Restated Certificate of Formation of Atmos Energy Corporation filed with the State of Texas (As Amended and Restated February 6, 2026)	Exhibit 3.1 to Form 8-K dated February 10, 2026 (File No. 001-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation filed with the Commonwealth of Virginia (As Restated Effective February 9, 2026)	Exhibit 3.2 to Form 8-K dated February 10, 2026 (File No. 001-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 4, 2026)	Exhibit 3.3 to Form 8-K dated February 10, 2026 (File No. 001-10042)
10.1	Form of Amendment of Master Confirmation Agreement
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: May 6, 2026