Form 10-Q
period 2026-06-30
ATMOS ENERGY CORP
filed 2026-08-05
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2026.

Class		Shares Outstanding
Common stock	No Par Value	168,988,553

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEK	Atmos Energy Kansas Securitization I, LLC
AOCI	Accumulated other comprehensive income
APT	Atmos Pipeline-Texas
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
KCC	Kansas Corporation Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
Securitized Utility Tariff Bonds	Series 2023-A Senior Secured Securitized Utility Tariff Bonds
Securitized Utility Tariff Property	As defined in the financing order issued by the KCC in October 2022
SIP	System Integrity Program
SIR	System Integrity Rider
SOFR	Secured Overnight Financing Rate
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	September 30, 2025
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$32,221,314	$29,264,136
Less accumulated depreciation and amortization	4,205,704	3,971,146
Net property, plant and equipment	28,015,610	25,292,990
Current assets
Cash and cash equivalents	520,953	202,687
Restricted cash and cash equivalents	4,856	1,116
Cash and cash equivalents and restricted cash and cash equivalents	525,809	203,803
Accounts receivable, net	469,455	375,509
Gas stored underground	154,429	171,756
Other current assets	351,150	301,627
Total current assets	1,500,843	1,052,695
Securitized intangible asset, net (See Note 9)	68,026	75,127
Goodwill	731,257	731,257
Deferred charges and other assets	1,269,803	1,097,453
	$31,585,539	$28,249,522
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share), June 30, 2026 — authorized: 400,000,000 shares, issued and outstanding: 168,986,249 shares; September 30, 2025 — authorized: 200,000,000, issued and outstanding: 161,568,384 shares	$845	$808
Additional paid-in capital	9,205,951	8,221,455
Accumulated other comprehensive income	460,407	475,015
Retained earnings	5,590,855	4,861,612
Shareholders’ equity	15,258,058	13,558,890
Long-term debt, net	9,748,716	8,907,169
Securitized long-term debt (See Note 9)	63,751	68,236
Total capitalization	25,070,525	22,534,295
Current liabilities
Accounts payable and accrued liabilities	436,664	506,516
Other current liabilities	896,311	835,557
Current maturities of long-term debt	502,542	11,775
Current maturities of securitized long-term debt (See Note 9)	8,858	8,767
Total current liabilities	1,844,375	1,362,615
Deferred income taxes	3,262,989	2,918,347
Regulatory excess deferred taxes	100,285	117,482
Regulatory cost of removal obligation	493,006	532,461
Deferred credits and other liabilities	814,359	784,322
	$31,585,539	$28,249,522
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30
	2026	2025
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$774,658	$767,132
Pipeline and storage segment	333,053	272,388
Intersegment eliminations	(228,652)	(200,746)
Total operating revenues	879,059	838,774

Purchased gas cost
Distribution segment	237,072	255,883
Pipeline and storage segment	(452)	(1,548)
Intersegment eliminations	(228,407)	(200,495)
Total purchased gas cost	8,213	53,840

Operation and maintenance expense	223,162	222,100
Depreciation and amortization expense	201,521	185,786
Taxes, other than income	125,749	124,981
Operating income	320,414	252,067
Other non-operating income	16,013	20,100
Interest charges	33,144	41,537
Income before income taxes	303,283	230,630
Income tax expense	60,594	44,201
Net income	$242,689	$186,429
Basic net income per share	$1.44	$1.17
Diluted net income per share	$1.43	$1.16
Cash dividends per share	$1.00	$0.87
Basic weighted average shares outstanding	168,345	159,285
Diluted weighted average shares outstanding	169,374	161,171

Net income	$242,689	$186,429
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(24) and $9	(85)	31
Cash flow hedges:
Amortization and unrealized gains (losses) on interest rate agreements, net of tax of $(1,366) and $394	(4,780)	1,378
Total other comprehensive income (loss)	(4,865)	1,409
Total comprehensive income	$237,824	$187,838
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended June 30
	2026	2025
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$3,911,164	$3,758,995
Pipeline and storage segment	908,975	786,777
Intersegment eliminations	(636,093)	(580,497)
Total operating revenues	4,184,046	3,965,275

Purchased gas cost
Distribution segment	1,605,020	1,647,490
Pipeline and storage segment	1,836	(638)
Intersegment eliminations	(635,326)	(579,731)
Total purchased gas cost	971,530	1,067,121

Operation and maintenance expense	648,762	662,440
Depreciation and amortization expense	591,853	549,069
Taxes, other than income	371,919	346,159
Operating income	1,599,982	1,340,486
Other non-operating income	55,760	68,906
Interest charges	115,288	144,476
Income before income taxes	1,540,454	1,264,916
Income tax expense	312,902	241,053
Net income	$1,227,552	$1,023,863
Basic net income per share	$7.40	$6.47
Diluted net income per share	$7.33	$6.40
Cash dividends per share	$3.00	$2.61
Basic weighted average shares outstanding	165,845	158,245
Diluted weighted average shares outstanding	167,352	159,798

Net income	$1,227,552	$1,023,863
Other comprehensive income (loss), net of tax
Net unrealized holding losses on available-for-sale securities, net of tax of $(69) and $(13)	(242)	(34)
Cash flow hedges:
Amortization and unrealized gains (losses) on interest rate agreements, net of tax of $(4,070) and $2,264	(14,366)	12,279
Total other comprehensive income (loss)	(14,608)	12,245
Total comprehensive income	$1,212,944	$1,036,108
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30
	2026	2025
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$1,227,552	$1,023,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	591,853	549,069
Deferred income taxes	300,650	214,609
Other	(50,435)	(49,402)
Net assets / liabilities from risk management activities	1,417	(1,966)
Net change in other operating assets and liabilities	(399,571)	(34,841)
Net cash provided by operating activities	1,671,466	1,701,332
Cash Flows From Investing Activities
Capital expenditures	(3,076,281)	(2,597,787)
Debt and equity securities activities, net	(6,168)	(2,348)
Other, net	6,317	6,469
Net cash used in investing activities	(3,076,132)	(2,593,666)
Cash Flows From Financing Activities
Net proceeds from equity issuances	941,694	568,603
Issuance of common stock through stock purchase and employee retirement plans	4,783	11,532
Proceeds from issuance of long-term debt	1,296,231	1,143,447
Repayment of long-term debt	(10,000)	—
Repayment of securitized long-term debt by AEK	(4,394)	(4,051)
Cash dividends paid	(490,698)	(412,312)
Debt issuance costs	(10,944)	(10,140)
Net cash provided by financing activities	1,726,672	1,297,079
Net increase in cash and cash equivalents and restricted cash and cash equivalents	322,006	404,745
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	203,803	308,856
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$525,809	$713,601
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2026
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to approximately 3.4 million residential, commercial, public authority, and industrial customers through our six regulated distribution divisions, which at June 30, 2026, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Summary of Significant Accounting Policies
Basis of presentation
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Because of seasonal and other factors, the results of operations for the nine-month period ended June 30, 2026 are not indicative of our results of operations for the full 2026 fiscal year, which ends September 30, 2026.
Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
During the second quarter of fiscal 2026, we completed our annual goodwill impairment assessment using a qualitative assessment, as permitted under U.S. GAAP. We test for goodwill impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired.
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
Regulatory assets and liabilities as of June 30, 2026 and September 30, 2025 included the following:

	June 30, 2026	September 30, 2025
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$3,857	$262
Infrastructure mechanisms (1)	425,281	314,047
Winter Storm Uri incremental costs	1,141	5,841
Deferred gas costs	156,975	140,626
Regulatory excess deferred taxes (2)	48,718	49,793
Recoverable loss on reacquired debt	2,777	2,903
Deferred pipeline record collection costs	35,642	39,035
System Safety and Integrity Riders (3)	48,801	43,625
Other	18,439	12,597
	$741,631	$608,729
Regulatory liabilities:
Regulatory excess deferred taxes (2)	$134,694	$190,274
Regulatory cost of removal obligation	645,942	641,019
Deferred gas costs	6,844	6,879
APT annual adjustment mechanism	182,546	99,393
Pension and postretirement benefit costs	289,505	291,351
Other	34,542	40,732
	$1,294,073	$1,269,648
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

Income statement information and capital expenditures for the three and nine months ended June 30, 2026 and 2025 by segment are presented in the following tables:

	Three Months Ended June 30, 2026
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Operating revenues from external parties	$773,909	$105,150	$879,059
Intersegment revenues	749	227,903	228,652
Total operating revenues	774,658	333,053	1,107,711
Operation and maintenance expense	169,195	55,474	224,669
Depreciation and amortization expense (2)	148,349	53,172	201,521
Interest charges (2)	12,870	20,274	33,144
Income tax expense (2)	15,558	45,036	60,594
Other segment items (1)	339,301	5,793	345,094
Net income (2)	$89,385	$153,304	$242,689
Capital expenditures (2)	$858,790	$180,556	$1,039,346
Reconciliation to consolidated total operating revenues:
Total operating revenues of reportable segments			$1,107,711
Elimination of intersegment revenues			(228,652)
Consolidated total operating revenues			$879,059

	Three Months Ended June 30, 2025
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Operating revenues from external parties	$766,380	$72,394	$838,774
Intersegment revenues	752	199,994	200,746
Total operating revenues	767,132	272,388	1,039,520
Operation and maintenance expense	165,979	55,497	221,476
Depreciation and amortization expense (2)	137,106	48,680	185,786
Interest charges (2)	22,271	19,266	41,537
Income tax expense (2)	9,731	34,470	44,201
Other segment items (1)	361,564	(1,473)	360,091
Net income (2)	$70,481	$115,948	$186,429
Capital expenditures (2)	$669,452	$197,478	$866,930
Reconciliation to consolidated total operating revenues:
Total operating revenues of reportable segments			$1,039,520
Elimination of intersegment revenues			(200,746)
Consolidated total operating revenues			$838,774

	Nine Months Ended June 30, 2026
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Operating revenues from external parties	$3,908,869	$275,177	$4,184,046
Intersegment revenues	2,295	633,798	636,093
Total operating revenues	3,911,164	908,975	4,820,139
Operation and maintenance expense	490,481	141,120	631,601
Depreciation and amortization expense (2)	441,088	150,765	591,853
Interest charges (2)	66,445	48,843	115,288
Income tax expense (2)	186,414	126,488	312,902
Other segment items (1)	1,930,813	10,130	1,940,943
Net income (2)	$795,923	$431,629	$1,227,552
Capital expenditures (2)	$2,380,444	$695,837	$3,076,281
Reconciliation to consolidated total operating revenues:
Total operating revenues of reportable segments			$4,820,139
Elimination of intersegment revenues			(636,093)
Consolidated total operating revenues			$4,184,046

	Nine Months Ended June 30, 2025
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Operating revenues from external parties	$3,756,691	$208,584	$3,965,275
Intersegment revenues	2,304	578,193	580,497
Total operating revenues	3,758,995	786,777	4,545,772
Operation and maintenance expense	479,972	160,238	640,210
Depreciation and amortization expense (2)	405,279	143,790	549,069
Interest charges (2)	86,607	57,869	144,476
Income tax expense (2)	147,833	93,220	241,053
Other segment items (1)	1,947,967	(866)	1,947,101
Net income (2)	$691,337	$332,526	$1,023,863
Capital expenditures (2)	$1,889,954	$707,833	$2,597,787
Reconciliation to consolidated total operating revenues:
Total operating revenues of reportable segments			$4,545,772
Elimination of intersegment revenues			(580,497)
Consolidated total operating revenues			$3,965,275
(1)Other segment items consist of purchased gas cost, bad debt expense, taxes other than income taxes, the equity component of AFUDC, community support spending, and other segment income or expense deemed insignificant which are used to reach net income, our measurement of segment profit or loss.
(2)The totals of reportable segments for these items agree to consolidated totals.

Balance sheet information at June 30, 2026 and September 30, 2025 by segment is presented in the following tables:

	June 30, 2026
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Net property, plant and equipment (1)	$20,878,848	$7,136,762	$28,015,610
Total assets	$30,490,005	$7,539,119	$38,029,124
Reconciliation to consolidated assets:
Total assets of reportable segments			$38,029,124
Elimination of intersegment assets			(6,443,585)
Consolidated total assets			$31,585,539

	September 30, 2025
	Distribution	Pipeline and Storage	Total of Reportable Segments
	(In thousands)
Net property, plant and equipment (1)	$18,765,128	$6,527,862	$25,292,990
Total assets	$27,296,805	$6,896,646	$34,193,451
Reconciliation to consolidated assets:
Total assets of reportable segments			$34,193,451
Elimination of intersegment assets			(5,943,929)
Consolidated total assets			$28,249,522
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

Basic and diluted earnings per share for the three and nine months ended June 30, 2026 and 2025 are calculated as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$242,689	$186,429	$1,227,552	$1,023,863
Less: Income allocated to participating securities	76	87	370	422
Income available to common shareholders	$242,613	$186,342	$1,227,182	$1,023,441
Basic weighted average shares outstanding	168,345	159,285	165,845	158,245
Net income per share — Basic	$1.44	$1.17	$7.40	$6.47
Diluted Earnings Per Share
Income available to common shareholders	$242,613	$186,342	$1,227,182	$1,023,441
Effect of dilutive shares	—	—	—	—
Income available to common shareholders	$242,613	$186,342	$1,227,182	$1,023,441
Basic weighted average shares outstanding	168,345	159,285	165,845	158,245
Dilutive shares	1,029	1,886	1,507	1,553
Diluted weighted average shares outstanding	169,374	161,171	167,352	159,798
Net income per share — Diluted	$1.43	$1.16	$7.33	$6.40

6.    Revenue and Accounts Receivable
Revenue
Our revenue recognition policy is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The following tables disaggregate our revenue from contracts with customers by customer type and segment and provide a reconciliation to total operating revenues, including intersegment revenues, for the three and nine months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$462,720	$—	$473,478	$—
Commercial	214,797	—	213,377	—
Industrial	26,464	—	27,369	—
Public authority and other	5,757	—	8,920	—
Total gas sales revenues	709,738	—	723,144	—
Transportation revenues	39,498	395,186	35,908	284,103
Miscellaneous revenues	3,011	11,077	3,326	4,656
Revenues from contracts with customers	752,247	406,263	762,378	288,759
Alternative revenue program revenues	18,588	(73,210)	1,438	(16,371)
Other revenues	3,823	—	3,316	—
Total operating revenues	$774,658	$333,053	$767,132	$272,388

	Nine Months Ended June 30, 2026		Nine Months Ended June 30, 2025
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$2,462,924	$—	$2,475,219	$—
Commercial	999,363	—	959,539	—
Industrial	103,804	—	92,575	—
Public authority and other	31,292	—	45,722	—
Total gas sales revenues	3,597,383	—	3,573,055	—
Transportation revenues	125,339	1,031,369	115,987	816,646
Miscellaneous revenues	9,310	17,058	10,570	11,579
Revenues from contracts with customers	3,732,032	1,048,427	3,699,612	828,225
Alternative revenue program revenues	167,599	(139,452)	48,657	(41,448)
Other revenues	11,533	—	10,726	—
Total operating revenues	$3,911,164	$908,975	$3,758,995	$786,777
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
Accounts receivable and allowance for uncollectible accounts
Accounts receivable arise from natural gas sales to residential, commercial, industrial, public authority, and other customers. Our accounts receivable balance includes unbilled amounts which represent a customer’s consumption of gas from the date of the last cycle billing through the last day of the month. Our policy related to the accounting for our accounts receivable and allowance for uncollectible accounts is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. During the nine months ended June 30, 2026, there were no material changes to this policy. Rollforwards of our allowance for uncollectible accounts for the three and nine months ended June 30, 2026 and 2025 are presented in the table below. The allowance excludes the gas cost portion of customers’ bills for approximately 89 percent of our customers as we have the ability to collect these gas costs through our gas cost recovery mechanisms in most of our jurisdictions.

Three Months Ended June 30, 2026
(In thousands)
Beginning balance, March 31, 2026	$55,344
Current period provisions	513
Write-offs charged against allowance	(4,813)
Recoveries of amounts previously written off	303
Ending balance, June 30, 2026	$51,347

Three Months Ended June 30, 2025
(In thousands)
Beginning balance, March 31, 2025	$49,341
Current period provisions	1,771
Write-offs charged against allowance	(5,054)
Recoveries of amounts previously written off	302
Ending balance, June 30, 2025	$46,360

Nine Months Ended June 30, 2026
(In thousands)
Beginning balance, September 30, 2025	$45,259
Current period provisions	21,998
Write-offs charged against allowance	(17,679)
Recoveries of amounts previously written off	1,769
Ending balance, June 30, 2026	$51,347

Nine Months Ended June 30, 2025
(In thousands)
Beginning balance, September 30, 2024	$37,056
Current period provisions	24,786
Write-offs charged against allowance	(17,263)
Recoveries of amounts previously written off	1,781
Ending balance, June 30, 2025	$46,360

7.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Other than as described below, there were no material changes in the terms of our debt instruments during the nine months ended June 30, 2026.
Long-term debt at June 30, 2026 and September 30, 2025 consisted of the following:

	June 30, 2026	September 30, 2025
	(In thousands)
Unsecured 3.00% Senior Notes, due June 2027	$500,000	$500,000
Unsecured 2.625% Senior Notes, due September 2029	500,000	500,000
Unsecured 1.50% Senior Notes, due January 2031	600,000	600,000
Unsecured 4.75% Senior Notes, due January 2032	700,000	—
Unsecured 5.45% Senior Notes, due October 2032	300,000	300,000
Unsecured 5.90% Senior Notes, due November 2033	725,000	725,000
Unsecured 5.95% Senior Notes, due October 2034	200,000	200,000
Unsecured 5.20% Senior Notes, due August 2035	500,000	500,000
Unsecured 5.50% Senior Notes, due June 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due January 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due October 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due October 2048	600,000	600,000
Unsecured 4.125% Senior Notes, due March 2049	450,000	450,000
Unsecured 3.375% Senior Notes, due September 2049	500,000	500,000
Unsecured 2.85% Senior Notes, due February 2052	600,000	600,000
Unsecured 5.75% Senior Notes, due October 2052	500,000	500,000
Unsecured 6.20% Senior Notes, due November 2053	500,000	500,000
Unsecured 5.00% Senior Notes, due December 2054	650,000	650,000
Unsecured 5.45% Senior Notes, due January 2056	600,000	—
Medium-term note Series A, 1995-1, 6.67%, due December 2025	—	10,000
Unsecured 6.75% Debentures, due July 2028	150,000	150,000
Finance lease obligations	101,185	47,234
Total long-term debt	10,326,185	8,982,234
Less:
Original issue (premium) discount on unsecured senior notes and debentures	3,135	(1,332)
Debt issuance cost	71,792	64,622
Current maturities of long-term debt	502,542	11,775
Total long-term debt, net	$9,748,716	$8,907,169
On October 1, 2025, we completed a public offering of $600 million of 5.45% senior notes due January 2056, with an effective interest rate of 4.85%, after giving effect to the offering costs and settlement of our interest rate swaps. The net proceeds from the offering, after the underwriting discount and offering expenses, of $590.0 million were used for general corporate purposes.
On June 18, 2026, we completed a public offering of $700 million of 4.75% senior notes due January 2032 with an effective interest rate of 4.92%, after giving effect to the offering costs. The net proceeds from the offering, after the underwriting discount and offering expenses, of $694.0 million were used for general corporate purposes.
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

The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility. On March 27, 2026, we elected to extend the maturity date from March 28, 2030 to March 28, 2031. This facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At June 30, 2026 and September 30, 2025, there were no amounts outstanding under our commercial paper program.
We also have a $1.5 billion three-year senior unsecured credit facility that is used to provide additional working capital funding. On March 27, 2026, we elected to extend the maturity date from March 28, 2028 to March 28, 2029. This facility bears interest at a base rate or at a Term SOFR-based rate for the applicable interest period, plus a margin ranging from zero percent to 0.25 percent for base rate advances or a margin ranging from 0.75 percent to 1.25 percent for Term SOFR-based advances, based on the Company's credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At June 30, 2026 and September 30, 2025, there were no borrowings outstanding under this facility.
Additionally, we have a $50 million 364-day unsecured facility, which was renewed April 1, 2026 and is used to provide working capital funding. There were no borrowings outstanding under this facility as of June 30, 2026 and September 30, 2025.
Finally, we have a $50 million 364-day unsecured revolving credit facility, which was renewed March 31, 2026 and is used to issue letters of credit and to provide working capital funding. At June 30, 2026, there were no borrowings outstanding under this facility; however, outstanding letters of credit reduced the total amount available to us to $44.4 million.
Debt covenants
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At June 30, 2026, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 41 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales, and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of June 30, 2026. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

8.    Shareholders' Equity
The following tables present a reconciliation of changes in stockholders' equity for the three and nine months ended June 30, 2026 and 2025.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2025	161,568,384	$808	$8,221,455	$475,015	$4,861,612	$13,558,890
Net income	—	—	—	—	402,964	402,964
Other comprehensive loss	—	—	—	(4,805)	—	(4,805)
Cash dividends ($1.00 per share)	—	—	—	—	(160,407)	(160,407)
Common stock issued:
Public and other stock offerings	3,709,647	18	474,625	—	—	474,643
Stock-based compensation plans	156,446	1	11,606	—	—	11,607
Balance, December 31, 2025	165,434,477	827	8,707,686	470,210	5,104,169	14,282,892
Net income	—	—	—	—	581,899	581,899
Other comprehensive loss	—	—	—	(4,938)	—	(4,938)
Cash dividends ($1.00 per share)	—	—	—	—	(168,760)	(168,760)
Common stock issued:
Public and other stock offerings	1,445,607	7	205,376	—	—	205,383
Stock-based compensation plans	38,226	1	12,173	—	—	12,174
Balance, March 31, 2026	166,918,310	835	8,925,235	465,272	5,517,308	14,908,650
Net income	—	—	—	—	242,689	242,689
Other comprehensive loss	—	—	—	(4,865)	—	(4,865)
Cash dividends ($1.00 per share)	—	—	—	—	(169,142)	(169,142)
Common stock issued:
Public and other stock offerings	2,001,479	10	274,109	—	—	274,119
Stock-based compensation plans	66,460	—	6,607	—	—	6,607
Balance, June 30, 2026	168,986,249	$845	$9,205,951	$460,407	$5,590,855	$15,258,058

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2024	155,258,845	$776	$7,474,559	$465,715	$4,216,619	$12,157,669
Net income	—	—	—	—	351,858	351,858
Other comprehensive income	—	—	—	16,423	—	16,423
Cash dividends ($0.87 per share)	—	—	—	—	(135,453)	(135,453)
Common stock issued:
Public and other stock offerings	3,329,358	17	383,520	—	—	383,537
Stock-based compensation plans	137,862	1	6,446	—	—	6,447
Balance, December 31, 2024	158,726,065	794	7,864,525	482,138	4,433,024	12,780,481
Net income	—	—	—	—	485,576	485,576
Other comprehensive loss	—	—	—	(5,587)	—	(5,587)
Cash dividends ($0.87 per share)	—	—	—	—	(138,416)	(138,416)
Common stock issued:
Public and other stock offerings	26,367	—	3,841	—	—	3,841
Stock-based compensation plans	82,691	—	12,070	—	—	12,070
Balance, March 31, 2025	158,835,123	794	7,880,436	476,551	4,780,184	13,137,965
Net income	—	—	—	—	186,429	186,429
Other comprehensive income	—	—	—	1,409	—	1,409
Cash dividends ($0.87 per share)	—	—	—	—	(138,443)	(138,443)
Common stock issued:
Public and other stock offerings	1,630,943	8	192,749	—	—	192,757
Stock-based compensation plans	54,945	1	5,720	—	—	5,721
Balance, June 30, 2025	160,521,011	$803	$8,078,905	$477,960	$4,828,170	$13,385,838
Shelf Registration, At-the-Market Equity Sales Program and Equity Issuances
We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $8.0 billion in common stock and/or debt securities, which expires December 3, 2027. At June 30, 2026, $4.5 billion of securities were available for issuance under this shelf registration statement.
We also have an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.7 billion through December 3, 2027 (including shares of common stock that may be sold pursuant to forward sale agreements entered into concurrently with the ATM equity sales program).
During the nine months ended June 30, 2026, we settled forward sale agreements with respect to 7,084,863 shares that had been borrowed and sold by various forward sellers under the ATM program for net proceeds of $941.7 million. As of June 30, 2026, $506.5 million of equity was available for issuance under our existing ATM program. Additionally, we had $936.8 million in available proceeds from outstanding forward sale agreements, as detailed below.

Maturity	Shares Available	Net Proceeds Available (In thousands)	Forward Price
December 31, 2026	2,377,352	$334,047	$140.51
March 31, 2027	1,873,444	287,072	$153.23
June 30, 2027	1,878,143	315,722	$168.10
Total	6,128,939	$936,841	$152.86
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2025	$209	$474,806	$475,015
Other comprehensive income (loss) before reclassifications	(242)	—	(242)
Amounts reclassified from accumulated other comprehensive income	—	(14,366)	(14,366)
Net current-period other comprehensive income (loss)	(242)	(14,366)	(14,608)
June 30, 2026	$(33)	$460,440	$460,407

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2024	$213	$465,502	$465,715
Other comprehensive income (loss) before reclassifications	(34)	23,400	23,366
Amounts reclassified from accumulated other comprehensive income	—	(11,121)	(11,121)
Net current-period other comprehensive income (loss)	(34)	12,279	12,245
June 30, 2025	$179	$477,781	$477,960

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
The following table summarizes the impact of AEK on our condensed consolidated balance sheets, for the periods indicated:

	June 30, 2026	September 30, 2025
	(In thousands)
Restricted cash and cash equivalents	$4,856	$1,116
Other current assets	$9	$1
Securitized intangible asset, net	$68,026	$75,127
Accrued interest	$1,251	$331
Current maturities of securitized long-term debt	$8,858	$8,767
Securitized long-term debt	$63,751	$68,236
The following table summarizes the impact of AEK on our condensed consolidated statements of comprehensive income, for the periods indicated:

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In thousands)
Operating revenues	$3,379	$2,855	$10,183	$9,199
Operation and maintenance expense	(52)	(189)	(238)	(466)
Amortization expense	(2,407)	(1,646)	(7,101)	(5,599)
Interest expense, net	(920)	(1,020)	(2,844)	(3,134)
Income before income taxes	$—	$—	$—	$—

The securitized long-term debt is recorded at carrying value. The fair value of the securitized long-term debt is determined using third party market value quotations, which are considered Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value and fair value of the securitized long-term debt as of June 30, 2026 was $72.6 million and $73.2 million, and as of September 30, 2025 was $77.0 million and $78.8 million.
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

10.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and nine months ended June 30, 2026 and 2025 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating income.

	Three Months Ended June 30
	Pension Benefits		Other Benefits
	2026	2025	2026	2025
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,580	$2,838	$2,018	$2,033
Interest cost (1)	6,924	6,663	3,634	3,365
Expected return on assets (1)	(7,949)	(7,655)	(4,069)	(3,831)
Amortization of prior service cost (credit) (1)	—	—	(2,880)	(3,260)
Amortization of actuarial (gain) loss (1)	(51)	256	(2,414)	(2,429)
Net periodic pension cost	$1,504	$2,102	$(3,711)	$(4,122)

	Nine Months Ended June 30
	Pension Benefits		Other Benefits
	2026	2025	2026	2025
	(In thousands)
Components of net periodic pension cost:
Service cost	$7,740	$8,512	$6,052	$6,099
Interest cost (1)	20,774	19,989	10,904	10,096
Expected return on assets (1)	(23,847)	(22,964)	(12,209)	(11,494)
Amortization of prior service cost (credit) (1)	—	—	(8,639)	(9,780)
Amortization of actuarial (gain) loss (1)	(153)	767	(7,244)	(7,287)
Net periodic pension cost	$4,514	$6,304	$(11,136)	$(12,366)
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
The National Transportation Safety Board (NTSB) issued a Preliminary Report on February 14, 2024 relating to its investigation of two incidents that occurred in Jackson, Mississippi on January 24 and 27, 2024 that resulted in one fatality. On March 26, 2026, the NTSB issued its final report and recommendations.
The NTSB issued a Preliminary Report on December 30, 2024 relating to its investigation of an incident that occurred in Avondale, Louisiana on December 2, 2024 that resulted in one fatality. On May 27, 2026, the NTSB issued its final report.
The NTSB issued a Preliminary report on July 1, 2026 relating to its investigation of an incident that occurred in Dallas, Texas on May 28, 2026 that resulted in three fatalities. Atmos Energy is working closely with the NTSB and other state and federal regulators to help determinate causal factors.
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices under contracts indexed to natural gas hubs or fixed price contracts. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. At June 30, 2026, we were committed to purchase 69.2 Bcf within one year and 52.4 Bcf within two to three years under indexed contracts. At June 30, 2026, we were committed to purchase 7.9 Bcf within one year under our fixed price contracts with a weighted average price of $3.03 per Mcf.
Rate Regulatory Proceedings
As of June 30, 2026, routine rate regulatory proceedings were in progress in several of our service areas, which are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Except for these proceedings, there were no material changes to rate regulatory proceedings for the nine months ended June 30, 2026.

12.    Income Taxes
Income Tax Expense
Our interim effective tax rates reflect the estimated annual effective tax rates for the fiscal years ended September 30, 2026 and 2025, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2026 and 2025 were 20.0% and 19.2% and for the nine months ended June 30, 2026 and 2025 were 20.3% and 19.1%. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the amortization of excess deferred federal income tax liabilities, tax credits, state income taxes, and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
Regulatory Excess Deferred Taxes
Regulatory excess net deferred taxes represent changes in our net deferred tax liability related to our cost of service ratemaking due to the enactment of the Tax Cuts and Jobs Act of 2017 (the TCJA), a Kansas legislative change enacted in fiscal 2020, and a Louisiana legislative change enacted in fiscal 2025. Currently, the regulatory excess net deferred tax liability of $86.0 million is being returned over various periods. Of this amount, $38.6 million is being returned to customers over 36 - 60 months. An additional $46.4 million is being returned to customers on a provisional basis over 15 - 46 years until our regulators establish the final refund periods. The refund of the remaining $1.0 million will be addressed in future rate proceedings.
As of June 30, 2026 and September 30, 2025, $34.4 million and $72.8 million is recorded in other current liabilities.

13.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. During the nine months ended June 30, 2026, there were no material changes in our objectives, strategies, and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.
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
As of June 30, 2026, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of June 30, 2026, we had 18,662 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of June 30, 2026 and September 30, 2025. The gross amounts of recognized assets and liabilities are netted within our condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, as of June 30, 2026 and September 30, 2025, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

		June 30, 2026
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$3,824	$(2,822)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	3,026	—
Total		6,850	(2,822)
Gross / Net Financial Instruments		$6,850	$(2,822)

		September 30, 2025
	Balance Sheet Location	Assets	Liabilities
		(In thousands)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$5,303	$(6,339)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	4,594	(146)
Total		9,897	(6,485)
Gross / Net Financial Instruments		$9,897	$(6,485)
Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, our distribution segment has interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net (gain) loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended June 30, 2026 and 2025 was $(6.1) million and $(5.1) million and for the nine months ended June 30, 2026 and 2025 was $(18.4) million and $(15.4) million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and nine months ended June 30, 2026 and 2025.

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In thousands)
Increase in fair value:
Interest rate agreements	$—	$5,359	$—	$23,400
Recognition of gains in earnings due to settlements:
Interest rate agreements	(4,780)	(3,981)	(14,366)	(11,121)
Total other comprehensive income (loss) from hedging, net of tax	$(4,780)	$1,378	$(14,366)	$12,279
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. As of June 30, 2026, we had $460.4 million of net realized gains in AOCI associated with our interest rate agreements. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred net gains recorded in AOCI associated with our interest rate agreements, based upon the fair values of these agreements at the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2056. However, the table below does not include the expected recognition in earnings of our outstanding interest rate swaps as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$19,118
Thereafter	441,323
Total	$460,441

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

14.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and short-term debt at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. During the nine months ended June 30, 2026, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and September 30, 2025. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	June 30, 2026
	(In thousands)
Assets:
Financial instruments	$—	$6,850	$—	$—	$6,850
Debt and equity securities
Registered investment companies	25,487	—	—	—	25,487
Bond mutual funds	43,068	—	—	—	43,068
Bonds (2)	—	48,660	—	—	48,660
Money market funds	—	3,125	—	—	3,125
Total debt and equity securities	68,555	51,785	—	—	120,340
Total assets	$68,555	$58,635	$—	$—	$127,190
Liabilities:
Financial instruments	$—	$2,822	$—	$—	$2,822

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2025
	(In thousands)
Assets:
Financial instruments	$—	$9,897	$—	$—	$9,897
Debt and equity securities
Registered investment companies	26,463	—	—	—	26,463
Bond mutual funds	42,106	—	—	—	42,106
Bonds (2)	—	42,754	—	—	42,754
Money market funds	—	3,615	—	—	3,615
Total debt and equity securities	68,569	46,369	—	—	114,938
Total assets	$68,569	$56,266	$—	$—	$124,835
Liabilities:
Financial instruments	$—	$6,485	$—	$—	$6,485

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. As described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, we evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility, current returns, and any intent to sell the security. As of June 30, 2026, no allowance for credit losses was recorded for our available-for-sale debt securities. At June 30, 2026 and September 30, 2025, the amortized cost of our available-for-sale debt securities was $48.7 million and $42.5 million. At June 30, 2026, we maintained investments in bonds that have contractual maturity dates ranging from July 2026 through June 2029.
Other Fair Value Measures
Our long-term debt is recorded at carrying value. The fair value of our long-term debt, excluding finance leases, is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The carrying value of our finance leases materially approximates fair value. The following table presents the carrying value and fair value of our long-term debt, excluding finance leases, debt issuance costs and original issue premium or discount, as of June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
	(In thousands)
Carrying Amount	$10,225,000	$8,935,000
Fair Value	$9,379,797	$8,272,978

15.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. During the nine months ended June 30, 2026, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation (the Company) as of June 30, 2026, the related condensed consolidated statements of comprehensive income for the three- and nine-month periods ended June 30, 2026 and 2025, the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
August 5, 2026

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to approximately 3.4 million residential, commercial, public authority, and industrial customers throughout our six distribution divisions, which at June 30, 2026 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 and include the following:
•Regulation
•Pension and other postretirement plans
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the nine months ended June 30, 2026.
RESULTS OF OPERATIONS
Executive Summary
During the nine months ended June 30, 2026, we recorded net income of $1,227.6 million, or $7.33 per diluted share, compared to net income of $1,023.9 million, or $6.40 per diluted share for the nine months ended June 30, 2025.
The 20 percent year-over-year increase in net income largely reflects positive rate outcomes driven by safety and reliability spending. Additionally, our results for the nine months ended June 30, 2026 were favorably impacted by $132.4 million as a result of Texas legislation that became effective during the third quarter of fiscal 2025 related to infrastructure spending. These increases were partially offset by increased depreciation and property tax expenses, higher spending on safety and compliance related activities, and increased employee-related costs.
During the nine months ended June 30, 2026, we implemented ratemaking regulatory actions which resulted in an increase in annual operating income of $355.0 million. Additionally, as of June 30, 2026, we had ratemaking efforts in progress seeking a total increase in annual operating income of $373.4 million.
Capital expenditures for the nine months ended June 30, 2026 were $3,076.3 million. Over 85 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less.
During the nine months ended June 30, 2026, we completed approximately $2.2 billion of long-term debt and equity financing. As of June 30, 2026, our equity capitalization was 59.8 percent. As of June 30, 2026, we had approximately $4.6 billion in total liquidity, consisting of $521.0 million in cash and cash equivalents, $936.8 million in funds available through equity forward sales agreements and $3,094.4 million in undrawn capacity under our credit facilities.
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
Three Months Ended June 30, 2026 compared with Three Months Ended June 30, 2025
Financial and operational highlights for our distribution segment for the three months ended June 30, 2026 and 2025 are presented below.

	Three Months Ended June 30
	2026	2025	Change
	(In thousands, unless otherwise noted)
Operating revenues	$774,658	$767,132	$7,526
Purchased gas cost	237,072	255,883	(18,811)
Operating expenses	428,505	415,783	12,722
Operating income	109,081	95,466	13,615
Other non-operating income	8,732	7,017	1,715
Interest charges	12,870	22,271	(9,401)
Income before income taxes	104,943	80,212	24,731
Income tax expense	15,558	9,731	5,827
Net income	$89,385	$70,481	$18,904
Consolidated distribution sales volumes — MMcf	37,376	41,008	(3,632)
Consolidated distribution transportation volumes — MMcf	35,767	34,346	1,421
Total consolidated distribution throughput — MMcf	73,143	75,354	(2,211)
Consolidated distribution average cost of gas per Mcf sold	$6.34	$6.24	$0.10

Operating income for our distribution segment increased 14.3 percent. Key drivers for the change in operating income include:
•a $21.0 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $3.9 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
Partially offset by:
•a $9.4 million increase in employee-related costs primarily due to an increase in headcount and labor costs to support company growth.
•a $20.0 million increase in depreciation expense and property taxes associated with increased capital investments.
Additionally, our distribution segment's income before income taxes for the three months ended June 30, 2026 was favorably impacted by $26.7 million as a result of Texas legislation that became effective during the third quarter of fiscal 2025 related to infrastructure spending. This amount is reflected in the respective line items in which the costs are incurred, including operating expenses of $17.8 million and interest charges.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended June 30, 2026 and 2025. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended June 30
	2026	2025	Change
	(In thousands)
Mid-Tex	$74,313	$48,244	$26,069
Kentucky/Mid-States	15,366	15,221	145
Louisiana	13,760	18,747	(4,987)
West Texas	5,212	5,320	(108)
Mississippi	1,803	6,967	(5,164)
Colorado-Kansas	2,762	2,041	721
Other	(4,135)	(1,074)	(3,061)
Total	$109,081	$95,466	$13,615
Nine Months Ended June 30, 2026 compared with Nine Months Ended June 30, 2025
Financial and operational highlights for our distribution segment for the nine months ended June 30, 2026 and 2025 are presented below.

	Nine Months Ended June 30
	2026	2025	Change
	(In thousands, unless otherwise noted)
Operating revenues	$3,911,164	$3,758,995	$152,169
Purchased gas cost	1,605,020	1,647,490	(42,470)
Operating expenses	1,281,917	1,216,273	65,644
Operating income	1,024,227	895,232	128,995
Other non-operating income	24,555	30,545	(5,990)
Interest charges	66,445	86,607	(20,162)
Income before income taxes	982,337	839,170	143,167
Income tax expense	186,414	147,833	38,581
Net income	$795,923	$691,337	$104,586
Consolidated distribution sales volumes — MMcf	229,995	256,085	(26,090)
Consolidated distribution transportation volumes — MMcf	114,761	118,306	(3,545)
Total consolidated distribution throughput — MMcf	344,756	374,391	(29,635)
Consolidated distribution average cost of gas per Mcf sold	$6.98	$6.43	$0.55

Operating income for our distribution segment increased 14.4 percent. Key drivers for the change in operating income include:
•a $151.7 million increase in rate adjustments, primarily in our Mid-Tex Division.
•a $14.7 million increase in consumption, net of WNA.
•a $13.7 million increase related to residential customer growth, primarily in our Mid-Tex Division, and increased industrial load.
•an $8.2 million decrease in refunds of excess deferred taxes to customers.
Partially offset by:
•a $69.2 million increase in depreciation expense and property taxes associated with increased capital investments.
•an $11.7 million increase in system monitoring, line locating, and other compliance-related activities.
•a $9.3 million increase in employee-related costs primarily due to an increase in headcount and labor costs to support company growth.
Additionally, our distribution segment's income before income taxes for the nine months ended June 30, 2026 was favorably impacted by $70.8 million as a result of Texas legislation that became effective during the third quarter of fiscal 2025 related to infrastructure spending. This amount is reflected in the respective line items in which the costs are incurred, including operating expenses of $46.8 million and interest charges.

	Nine Months Ended June 30
	2026	2025	Change
	(In thousands)
Mid-Tex	$628,079	$490,330	$137,749
Kentucky/Mid-States	107,228	101,484	5,744
Louisiana	92,973	91,132	1,841
West Texas	98,002	73,556	24,446
Mississippi	68,989	92,233	(23,244)
Colorado-Kansas	37,227	39,821	(2,594)
Other	(8,271)	6,676	(14,947)
Total	$1,024,227	$895,232	$128,995
Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first nine months of fiscal 2026, we implemented regulatory proceedings, resulting in a $242.8 million increase in annual operating income as summarized below. Our ratemaking outcomes include the refund (return) of excess deferred income taxes (EDIT) resulting from previously enacted tax reform legislation and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit.

Rate Action	Annual Increase (Decrease) in Operating Income	EDIT Impact	Annual Increase (Decrease) in Operating Income Excluding EDIT
	(In thousands)
Annual formula rate mechanisms	$253,620	$—	$253,620
Rate case filings	(10,873)	(4,009)	(14,882)
Other rate activity	81	—	81
	$242,828	$(4,009)	$238,819

The following ratemaking efforts seeking $373.4 million in increased annual operating income were in progress as of June 30, 2026:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Rate Case	Colorado (1)	$17,556
Kentucky/Mid-States	Infrastructure Mechanism	Virginia	646
Louisiana	Formula Rate Mechanism	Louisiana (2)	30,845
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities	273,213
Mississippi	Formula Rate Mechanism	Mississippi	37,816
West Texas	Formula Rate Mechanism	West Texas Cities	13,371
			$373,447
(1)    On June 10, 2026, the Colorado Public Utilities Commission approved an operating income increase of $10.8 million effective July 1, 2026.
(2)    The Company implemented $30.3 million in operating income increase, subject to refund, with rates effective July 1, 2026, and anticipates receiving final commission approval during the fourth quarter of fiscal 2026.
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

The following annual formula rate mechanisms were implemented during the nine months ended June 30, 2026:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	EDIT Impact	Increase in Annual Operating Income Excluding EDIT	Effective Date
			(In thousands)
2026 Filings:
Mid-Tex	Environs	12/31/2025	$15,635	—	$15,635	06/05/2026
Mid-Tex	ATM Cities	12/31/2025	28,200	—	28,200	06/05/2026
West Texas	Amarillo, Lubbock, Dalhart and Channing	12/31/2025	14,687	—	14,687	06/05/2026
West Texas	Environs	12/31/2025	4,325	—	4,325	06/05/2026
Kentucky/Mid-States	Tennessee ARM	09/30/2025	11,861	—	11,861	06/01/2026
Mid-Tex	DARR	09/30/2025	32,050	—	32,050	06/01/2026
Colorado-Kansas	Kansas SIP	12/31/2025	777	—	777	04/01/2026
Colorado-Kansas	Colorado SSIR	12/31/2026	409	—	409	01/01/2026
Colorado-Kansas	Kansas GSRS	06/30/2025	1,949	—	1,949	12/04/2025
Kentucky/Mid-States	Kentucky PRP	09/30/2026	4,670	—	4,670	10/02/2025
Kentucky/Mid-States	Virginia - SAVE	09/30/2026	549	—	549	10/01/2025
Mid-Tex	Mid-Tex Cities RRM	12/31/2024	138,508	—	138,508	10/01/2025
Total 2026 Filings			$253,620	$—	$253,620
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. The following table summarizes the rate cases completed in our distribution segment during the nine months ended June 30, 2026.

Division	State	Increase (Decrease) in Annual Operating Income	EDIT Impact	Increase (Decrease) in Annual Operating Income Excluding EDIT	Effective Date
		(In thousands)
2026 Rate Case Filings:
Colorado-Kansas	Kansas	$12,330	$(3,998)	$8,332	03/01/2026
Mississippi General Rate Case	Mississippi	(23,203)	(11)	(23,214)	12/01/2025
Total 2026 Rate Case Filings		$(10,873)	$(4,009)	$(14,882)

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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 13, 2026, APT made a GRIP filing that covered changes in net property, plant and equipment investments from January 1, 2025 through December 31, 2025 with a requested increase in operating income of $112.2 million. On May 12, 2026, the RRC approved the Company's GRIP filing.
The demand fee our Louisiana natural gas transmission pipeline charges to our Louisiana distribution division increases five percent annually and has been approved by the Louisiana Public Service Commission until September 30, 2027.
Three Months Ended June 30, 2026 compared with Three Months Ended June 30, 2025
Financial and operational highlights for our pipeline and storage segment for the three months ended June 30, 2026 and 2025 are presented below.

	Three Months Ended June 30
	2026	2025	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$243,511	$207,944	$35,567
Third-party transportation revenue	81,735	60,422	21,313
Other revenue	7,807	4,022	3,785
Total operating revenues	333,053	272,388	60,665
Total purchased gas cost	(452)	(1,548)	1,096
Operating expenses	122,172	117,335	4,837
Operating income	211,333	156,601	54,732
Other non-operating income	7,281	13,083	(5,802)
Interest charges	20,274	19,266	1,008
Income before income taxes	198,340	150,418	47,922
Income tax expense	45,036	34,470	10,566
Net income	$153,304	$115,948	$37,356
Gross pipeline transportation volumes — MMcf	216,439	216,416	23
Consolidated pipeline transportation volumes — MMcf	184,526	184,105	421
Operating income for our pipeline and storage segment increased 34.9 percent. Key drivers for the change in operating income include:
•a $35.1 million increase primarily due to rate adjustments from the GRIP filings approved in June 2025 and May 2026.
•a $4.3 million increase due to higher capacity contracted by tariff-based customers due to their increased peak day demand.
•an $18.1 million increase in APT's through-system activities primarily associated with increased spreads.

Partially offset by:
•an $8.4 million increase in depreciation expense and property taxes associated with increased capital investments.
Additionally, our pipeline and storage segment's income before income taxes for the three months ended June 30, 2026 was favorably impacted by $12.1 million as a result of Texas legislation that became effective during the third quarter of fiscal 2025 related to infrastructure spending. This amount is reflected in the respective line items in which the costs are incurred, including operating expenses of $8.6 million and interest charges.
Nine Months Ended June 30, 2026 compared with Nine Months Ended June 30, 2025
Financial and operational highlights for our pipeline and storage segment for the nine months ended June 30, 2026 and 2025 are presented below.

	Nine Months Ended June 30
	2026	2025	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$680,779	$602,105	$78,674
Third-party transportation revenue	214,871	174,061	40,810
Other revenue	13,325	10,611	2,714
Total operating revenues	908,975	786,777	122,198
Total purchased gas cost	1,836	(638)	2,474
Operating expenses	331,384	342,161	(10,777)
Operating income	575,755	445,254	130,501
Other non-operating income	31,205	38,361	(7,156)
Interest charges	48,843	57,869	(9,026)
Income before income taxes	558,117	425,746	132,371
Income tax expense	126,488	93,220	33,268
Net income	$431,629	$332,526	$99,103
Gross pipeline transportation volumes — MMcf	681,829	678,457	3,372
Consolidated pipeline transportation volumes — MMcf	526,249	507,870	18,379
Operating income for our pipeline and storage segment increased 29.3 percent. Key drivers for the change in operating income include:
•a $75.7 million increase primarily due to rate adjustments from the GRIP filings approved in June 2025 and May 2026.
•a $12.1 million increase due to higher capacity contracted by tariff-based customers due to their increased peak day demand.
•a $33.8 million increase in APT's through-system activities primarily associated with increased spreads.
Partially offset by:
•a $20.7 million increase in depreciation expense and property taxes associated with increased capital investments.
Additionally, our pipeline and storage segment's income before income taxes for the nine months ended June 30, 2026 was favorably impacted by $61.6 million as a result of Texas legislation that became effective during the third quarter of fiscal 2025 related to infrastructure spending. This amount is reflected in the respective line items in which the costs are incurred, including operating expenses of $41.7 million and interest charges.
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

We have a shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue up to $8.0 billion in common stock and/or debt securities, which expires December 3, 2027. As of June 30, 2026, $4.5 billion of securities were available for issuance under this shelf registration statement.
We also have an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $1.7 billion (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity sales program), which expires December 3, 2027. As of June 30, 2026, $506.5 million of equity was available for issuance under our existing ATM equity sales program. Additionally, as of June 30, 2026, we had $936.8 million in available proceeds from outstanding forward sale agreements. Additional details are summarized in Note 8 to the condensed consolidated financial statements.
The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2026. Additionally, we expect to continue to be able to obtain financing upon reasonable terms as necessary.

The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of June 30, 2026, September 30, 2025 and June 30, 2025:

	June 30, 2026		September 30, 2025		June 30, 2025
	(In thousands, except percentages)
Short-term debt	$—	—%	$—	—%	$—	—%
Long-term debt (1)	10,251,258	40.2%	8,918,944	39.7%	8,919,726	40.0%
Shareholders’ equity	15,258,058	59.8%	13,558,890	60.3%	13,385,838	60.0%
Total	$25,509,316	100.0%	$22,477,834	100.0%	$22,305,564	100.0%
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
Cash flows from operating, investing, and financing activities for the nine months ended June 30, 2026 and 2025 are presented below.

	Nine Months Ended June 30
	2026	2025	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$1,671,466	$1,701,332	$(29,866)
Investing activities	(3,076,132)	(2,593,666)	(482,466)
Financing activities	1,726,672	1,297,079	429,593
Change in cash and cash equivalents and restricted cash and cash equivalents	322,006	404,745	(82,739)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	203,803	308,856	(105,053)
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$525,809	$713,601	$(187,792)
Cash flows from operating activities
For the nine months ended June 30, 2026, we generated cash flow from operating activities of $1,671.5 million compared with $1,701.3 million for the nine months ended June 30, 2025. Operating cash flow decreased by $29.9 million primarily due to the timing of gas cost recoveries.
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
For the nine months ended June 30, 2026, cash used for investing activities was $3,076.1 million compared to $2,593.7 million for the nine months ended June 30, 2025. Capital spending increased $478.5 million primarily as a result of increased system modernization.
Cash flows from financing activities
For the nine months ended June 30, 2026, our financing activities provided $1,726.7 million of cash compared with $1,297.1 million of cash provided by financing activities in the prior-year period.
In the nine months ended June 30, 2026, we received approximately $2.2 billion in net proceeds from the issuance of long-term debt and equity. On October 1, 2025, We completed a public offering of $600 million of 5.45% senior notes due January 2056, and received net proceeds from the offering, after the underwriting discount and offering expenses, of $590.0 million. On June 18, 2026, we completed a public offering of $700 million of 4.75% senior notes due January 2032, and received the net proceeds from the offering, after the underwriting discount and offering expenses, of $694.0 million. Additionally, during the nine months ended June 30, 2026, we settled 7,084,863 shares that had been sold on a forward basis for net proceeds of $941.7 million. The net proceeds were used primarily to support capital spending and for other general corporate purposes. Cash dividends increased due to a 14.9 percent increase in our dividend rate and an increase in shares outstanding.
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
The following table summarizes our share issuances for the nine months ended June 30, 2026 and 2025:

	Nine Months Ended June 30
	2026	2025
Shares issued:
Direct Stock Purchase Plan	32,965	37,069
1998 Long-Term Incentive Plan	261,132	275,498
Retirement Savings Plan and Trust	38,905	42,163
Equity Issuance	7,084,863	4,907,436
Total shares issued	7,417,865	5,262,166
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
Debt Covenants
We were in compliance with all of our debt covenants as of June 30, 2026. Our debt covenants are described in greater detail in Note 7 to the condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 11 to the condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the nine months ended June 30, 2026.
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
The following table shows the components of the change in fair value of our financial instruments for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In thousands)
Fair value of contracts at beginning of period	$2,608	$122,648	$3,412	$88,651
Contracts realized/settled	31	265	1,389	(10,536)
Fair value of new contracts	5,248	3,528	5,290	3,485
Other changes in value	(3,859)	5,885	(6,063)	50,726
Fair value of contracts at end of period	4,028	132,326	4,028	132,326
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$4,028	$132,326	$4,028	$132,326
The fair value of our financial instruments at June 30, 2026 is presented below by time period and fair value source:

	Fair Value of Contracts at June 30, 2026
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$1,002	$3,026	$—	$—	$4,028
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$1,002	$3,026	$—	$—	$4,028

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and nine months ended June 30, 2026 and 2025.
Distribution Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
METERS IN SERVICE, end of period
Residential	3,164,048	3,129,847	3,164,048	3,129,847
Commercial	253,574	254,871	253,574	254,871
Industrial	1,465	1,462	1,465	1,462
Public authority and other	5,514	5,626	5,514	5,626
Total meters	3,424,601	3,391,806	3,424,601	3,391,806

INVENTORY STORAGE BALANCE — Bcf	72.6	59.5	72.6	59.5
SALES VOLUMES — MMcf (1)
Gas sales volumes
Residential	14,832	17,333	125,148	143,248
Commercial	15,697	16,781	81,738	87,188
Industrial	6,237	5,934	19,859	20,277
Public authority and other	610	960	3,250	5,372
Total gas sales volumes	37,376	41,008	229,995	256,085
Transportation volumes	37,679	36,220	120,500	124,045
Total throughput	75,055	77,228	350,495	380,130
Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
CUSTOMERS, end of period
Industrial	92	91	92	91
Other	212	201	212	201
Total	304	292	304	292

INVENTORY STORAGE BALANCE — Bcf	1.5	1.5	1.5	1.5
PIPELINE TRANSPORTATION VOLUMES — MMcf (1)	216,439	216,416	681,829	678,457
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
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. During the nine months ended June 30, 2026, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

    We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of the fiscal year ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the nine months ended June 30, 2026, except as noted in Note 11 to the condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended September 30, 2025.

Item 5.	Other Information
During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Amended and Restated Certificate of Formation of Atmos Energy Corporation filed with the State of Texas (As Amended and Restated February 6, 2026)	Exhibit 3.1 to Form 8-K dated February 10, 2026 (File No. 001-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation filed with the Commonwealth of Virginia (As Restated Effective February 9, 2026)	Exhibit 3.2 to Form 8-K dated February 10, 2026 (File No. 001-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 4, 2026)	Exhibit 3.3 to Form 8-K dated February 10, 2026 (File No. 001-10042)
4.1(a)	Officers' Certificate dated June 18, 2026	Exhibit 4.2 to Form 8-K dated June 18, 2026 (File No. 001-10042)
4.1(b)	Global Security for the 4.750% Senior Notes due 2032	Exhibit 4.3 to Form 8-K dated June 18, 2026 (File No. 001-10042)
4.1(c)	Global Security for the 4.750% Senior Notes due 2032	Exhibit 4.4 to Form 8-K dated June 18, 2026 (File No. 001-10042)
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: August 5, 2026